Form 10-K
period 2006-12-31
NYSE Euronext, Inc.
filed 2007-03-22
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number: 001-368007

NYSE Euronext, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-5110848
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11 Wall Street New York, N.Y.	10005
(Address of principal executive offices)	(Zip Code)

(212) 656-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☒     No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                     Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

As of March 15, 2007, the registrant had one share of common stock, par value of $0.01 per share, outstanding.

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format permitted by Form 10-K.

NYSE EURONEXT, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1A. Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	BUSINESS

NYSE Euronext, Inc. (“NYSE Euronext” or the “Company”), a Delaware corporation, was formed on May 22, 2006 as a wholly owned subsidiary of NYSE Group, Inc. (“NYSE Group”). Upon the completion of the combination (the “Combination”) of the businesses of NYSE Group and Euronext N.V. (“Euronext”) as described in the Company’s Registration Statement on Form S-4 (File No. 333-137506) (the “S-4”), NYSE Euronext will become the parent company of NYSE Group and Euronext, which will continue to operate separately under their respective brand names.

To date, NYSE Euronext has not conducted any material activities other than those incidental to its formation and the matters contemplated by the combination agreement (the “Combination Agreement”) dated as of June 1, 2006, as amended and restated as of November 24, 2006, by and among NYSE Group, Euronext, NYSE Euronext, and Jefferson Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of NYSE Euronext. The address of NYSE Euronext’s principal executive office is c/o NYSE Group, 11 Wall Street, New York, New York 10005. Its telephone number is (212) 656-3000.

ITEM 1A.	RISK FACTORS

During the fiscal year ended December 31, 2006, NYSE Euronext did not conduct any material activities other than those incidental to its formation and the matters contemplated by the Combination Agreement. Therefore, NYSE Euronext did not incur any significant risk. Further information regarding market and other risk is incorporated by reference from the section entitled “Risk Factors” in NYSE Group’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2006, which section is filed as Exhibit 99.1 hereto.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

None.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for NYSE Euronext’s common stock. NYSE Euronext issued one share of its common stock to NYSE Group for $100 in connection with its formation. The sale of common stock to NYSE Group was made in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

Omitted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the statement of financial condition and related note, as well as the forward-looking statements included elsewhere in this report.

To date, NYSE Euronext has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Combination Agreement, such as the formation of Jefferson Merger Sub, Inc. (a wholly owned subsidiary of NYSE Euronext) and the making of certain required regulatory filings.

Liquidity and Capital Resources

The Board of Directors of NYSE Euronext authorized NYSE Euronext to accept the offer of NYSE Group to purchase and subscribe for one share of common stock at the price of $100 per share. This purchase was effected in the second quarter of 2006.

Pursuant to the terms of the Combination Agreement described above, Euronext’s business will be brought under NYSE Euronext through an exchange offer (the “Offer”) and a post-closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger (the “Merger”). On January 5, 2007, NYSE Euronext and NYSE Group entered into a €2.5 billion credit agreement (the “Credit Agreement”), by and among NYSE Euronext, as borrower, NYSE Group, as guarantor until the completion of the Merger, the lender parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Société Générale, as documentation agent, and the presenting banks referred to therein. The Credit Agreement is a 364-day revolving facility with availability of funds in U.S. dollars or Euros. The purpose of the Credit Agreement is limited to the funding of the cash consideration payable to Euronext shareholders who tender their shares in the Offer.

NYSE Euronext may elect to have revolving loans under the Credit Agreement borrowed in U.S. dollars or Euros, with various interest rate options. On the effective date of the Credit Agreement, no borrowings were funded under the Credit Agreement. In addition, NYSE Euronext will pay a commitment fee of 0.02% per annum of the unused commitment amount, commencing on the effective date of the Credit Agreement. The Credit Agreement is unsecured and contains customary representations and warranties (including, but not limited to, those relating to organization and authorization, compliance with laws and litigation) and customary events of default (including, but not limited to, monetary defaults, covenant defaults and bankruptcy events). The Credit Agreement does not contain a financial covenant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the fiscal year ended December 31, 2006, NYSE Euronext did not conduct any material activities other than those incidental to its formation and the matters contemplated by the Combination Agreement. Therefore, NYSE Euronext did not incur any significant risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of NYSE Euronext, Inc.:

In our opinion, the accompanying statement of financial condition presents fairly, in all material respects, the financial position of NYSE Euronext, Inc. (the “Company”) at December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of financial condition is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of financial condition, assessing the accounting principles used and significant estimates made by management, and evaluating the overall statement of financial condition presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pricewaterhouse Coopers LLP

New York, New York

February 7, 2007

NYSE EURONEXT, INC.

STATEMENT OF FINANCIAL CONDITION

December 31, 2006
Assets
Current assets:
Cash	$100

Total current assets	100

Total assets	$100

Liabilities and stockholder’s equity
Total current liabilities	$—
Total liabilities	—
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.01 par value, 400,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 1 share issued and outstanding	—
Additional paid-in capital	100
Retained earnings	—

Total stockholder’s equity	100

Total liabilities and stockholder’s equity	$100

The accompanying note is an integral part of this financial statement.

NYSE EURONEXT, INC.

NOTE TO THE STATEMENT OF FINANCIAL CONDITION

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext, Inc. (“NYSE Euronext”) was formed on May 22, 2006 in connection with the Combination Agreement (the “Combination Agreement”), dated June 1, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc. and Jefferson Merger Sub, Inc. and the transactions contemplated thereby. NYSE Euronext is currently a wholly owned subsidiary of NYSE Group, Inc.

Upon the completion of the transactions contemplated by the Combination Agreement, NYSE Euronext will become the parent company of NYSE Group, Inc. and Euronext N.V. To date, NYSE Euronext has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Combination Agreement, such as (i) the formation of Jefferson Merger Sub, Inc., NYSE Euronext (International) B.V. (which are both wholly owned subsidiaries of NYSE Euronext) and NYSE Euronext (Holding) N.V. (a wholly owned subsidiary of NYSE Euronext (International)), (ii) making of certain regulatory filings, (iii) entering into a 2.5 billion Euro revolving credit bridge facility on January 5, 2007 in order to enable NYSE Euronext (Holding) to fund the cash portion of the consideration payable by NYSE Euronext (Holding) to acquire Euronext shares in connection with the exchange offer, and (iv) the filing on January 9, 2007 of the exchange offer documents with the Autorité des Marchés Financiers and Commission Bancaire, Financière et des Assurances de Belgique.

Basis of Presentation

The accompanying financial statement is prepared in accordance with accounting principles generally accepted in the United States of America. Management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Management believes that the estimates utilized in preparing its financial statement are reasonable. Actual results could differ from these estimates.

NYSE Euronext has not conducted any material activities other than those incidental to its formation and those described above. All legal and accounting fees have been paid by NYSE Group, Inc. for the year ended December 31, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision, and with the participation, of NYSE Euronext management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, these disclosure controls and procedures were effective. No material changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

All fees paid to PricewaterhouseCoopers LLP during the fiscal year ended December 31, 2006, for services incurred by NYSE Euronext were paid by NYSE Group, Inc.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description

2.1	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to the 8-K filed by the registrant with the SEC on November 29, 2006)

3.1	Form of Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to the Form S-4 filed by the registrant with the SEC on November 27, 2006)(1)

3.2	Form of Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to Form S-4 filed by the registrant with the SEC on November 27, 2006)(2)

10.1	Credit Agreement, dated as of January 5, 2007, between NYSE Euronext, Inc., NYSE Group, Inc., the lenders thereto, JPMorgan Chase Bank, N.A. and the presenting bank parties thereto. (Incorporated by reference to Exhibit 10.1 to the 8-K filed by the registrant with the SEC on January 9, 2007)

24.1	Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) Certification (CEO)

Exhibit No.	Description

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.

99.1	“Risk Factors” section (pages 25-40) from the NYSE Group Annual Report on Form 10-K filed with the SEC for the fiscal year ended December 31, 2006.

(1)	Note that, as discussed in the NYSE Group Inc.’s registration statement on Form S-4 (File No. 333-37506) (the “Form S-4”), upon completion of the transactions through which NYSE Group and Euronext will combine their businesses under NYSE Euronext, the Certificate of Incorporation of NYSE Euronext, Inc. will be amended and restated. A form of the Amended and Restated Certificate of Incorporation was filed as Annex E to the Form S-4.

(2)	Note that, as discussed in the NYSE Group Inc.’s registration statement on Form S-4 (File No. 333-37506) (the “Form S-4”), upon completion of the transactions through which NYSE Group and Euronext will combine their businesses under NYSE Euronext, the By-laws of NYSE Euronext, Inc. will be amended and restated. A form of the Amended and Restated By-laws was filed as Annex F to the Form S-4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext, Inc.

By:	/s/ John A. Thain
	Name:	John A. Thain
	Title:	Chief Executive Officer

Date: March 22, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Nelson Chai, Stéphane Biehler and Rachel F. Robbins, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Capacity	Date

/s/ John A. Thain John A. Thain	Chief Executive Officer (Principal Executive Officer)	March 22, 2007

/s/ Nelson Chai Nelson Chai	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 22, 2007

/s/ Stéphane Biehler Stéphane Biehler	Director	March 22, 2007

/s/ Rachel F. Robbins Rachel F. Robbins	Director	March 22, 2007