Form 10-K/A
period 2006-12-31
NYSE Euronext
filed 2007-05-01
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number: 001-368007

NYSE Euronext

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant’s common stock began trading on the New York Stock Exchange on April 4, 2007. As such, the registrant has not completed its second fiscal quarter in which its common equity was publicly traded. As of April 27, 2007, the aggregate market value of the registrant’s voting stock held by non-affiliates computed by reference to the price at which the common stock last sold was approximately $22.3 billion. As of April 27, the registrant had approximately 263.9 million shares of common stock, par value of $0.01 per share, outstanding.

NYSE EURONEXT

AMENDMENT NO. 1 TO

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

REASON FOR FILING THIS FORM 10-K AMENDMENT NO. 1

NYSE Euronext originally filed its annual report on Form 10-K on March 22, 2007 (the “Original Filing”), prior to the consummation of the combination of NYSE Group and Euronext on April 4, 2007. This Amendment No. 1 to Form 10-K is being filed solely to reflect NYSE Euronext on a post-combination basis as a convenience for our investors who will receive this document in connection with our 2007 annual meeting of stockholders. The audited financial statements for NYSE Euronext, NYSE Group, Inc. and Euronext N.V., as well as the unaudited pro forma condensed combined financial statements of NYSE Euronext, contained in this Amendment No. 1 to Form 10-K are identical to those filed previously with the SEC.

As a result, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K Amendment No. 1.

CERTAIN TERMS

Throughout this document, unless otherwise specified or if the context otherwise requires:

•

“Archipelago” refers to Archipelago Holdings, Inc., a Delaware corporation, and its subsidiaries and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company and its subsidiaries;

•

“combination agreement” refers to the Combination Agreement, dated as of June 1, 2006, as amended and restated as of November 24, 2006, by and among NYSE Group, Euronext, NYSE Euronext, and Jefferson Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of NYSE Euronext;

•	“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands, and its subsidiaries;

•

“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago, which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation and a registered U.S. national securities exchange, and (2) after the completion of such merger on March 7, 2006, New York Stock Exchange LLC, a New York limited liability company and a registered U.S. national securities exchange, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation;

•

“NYSE Arca” refers to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), and NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

•	“NYSE Arca, Inc.,” where that specific term is used, refers to the entity registered as a U.S. national securities exchange (formerly known as the Pacific Exchange, Inc.);

•	“NYSE Group” refers to NYSE Group, Inc., a Delaware corporation, and its subsidiaries; and

•	“NYSE Euronext” “we,” “us” and “our” refers to NYSE Euronext, a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements and from time to time our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Item 1A. Risk Factors.”

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

Forward-looking statements include, but are not limited to, statements about:

•	our business’ possible or assumed future results of operations and cash flows;

•	our business’ strategies and investment policies;

•	our business’ financing plans and the availability of capital;

•	our business’ competitive position;

•	potential growth opportunities available to our business;

•	the risks associated with potential acquisitions or alliances by us;

•	the recruitment and retention of our officers and employees;

•	our expected levels of compensation;

•	our business’ potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	our protection or enforcement of our intellectual property rights;

•	our ability to successfully implement and operate the NYSE Hybrid MarketSM;

•	our expectation with respect to securities markets and general economic conditions;

•	our ability to keep up with rapid technological change; and

•	the impact of future legislation and regulatory changes on our business.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I

ITEM 1.	BUSINESS

NYSE Euronext was organized on May 22, 2006. As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no assets (other than the $100.00 it received on June 1, 2006 from the sale of one share of its common stock to NYSE Group) and had not conducted any material activities other than those incident to its formation. However, on April 4, 2007, upon the consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. The address of NYSE Euronext’s principal executive office is 11 Wall Street, New York, New York 10005. Its telephone number is (212) 656-3000.

NYSE Group

NYSE Group operates and regulates two securities exchanges: the NYSE and NYSE Arca, Inc. NYSE Group is a leading provider of securities listing, trading and related information products and services. NYSE Group was formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006. Although the trading platforms of the NYSE and NYSE Arca currently operate separately, we are actively integrating some of their activities to achieve revenue and cost synergies.

The NYSE.    The NYSE is the world’s largest and most liquid cash equities exchange. The NYSE provides a reliable, orderly, liquid and efficient marketplace where investors meet directly to buy and sell listed companies’ common stock and other securities. For 214 years, the NYSE has facilitated capital formation, serving a wide spectrum of participants, including individual and institutional investors, the trading community and listed companies. As of December 31, 2006, 2,713 issuers, which include operating companies, closed-end funds and exchange traded funds (ETFs), were listed on the NYSE, and the NYSE’s listed operating companies represent a total worldwide market capitalization of over $25.1 trillion. During 2006, on an average trading day, approximately 1.67 billion shares, valued at over $63.0 billion, were traded on the NYSE. The NYSE operates a hybrid market in which orders are electronically transmitted for execution. Specialists on the trading floor are charged with maintaining fair, orderly and continuous trading markets in specific stocks by bringing buyers and sellers together and, when circumstances warrant, adding liquidity by buying and selling stock for their own account. Floor brokers act as agents on the trading floor to facilitate primarily large or complicated orders. We refer to this trading model as the NYSE Hybrid MarketSM.

NYSE Arca.    NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in the trading of exchange-listed securities and ETFs. NYSE Arca is also an exchange for trading equity options. Through NYSE Arca, customers can trade approximately 8,875 equity securities and over 152,000 option products. NYSE Arca’s trading platforms link traders to multiple U.S. market centers and provide customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of NYSE Arca’s trading systems, combined with its trading rules, have allowed NYSE Arca to create a large pool of liquidity that is available to customers internally on NYSE Arca and externally through other market centers. During 2006, on an average trading day, over 822 million shares, valued at over $28.6 billion, were traded through NYSE Arca’s trading platforms.

Securities Industry Automation Corporation (SIAC).    SIAC has historically provided critical automation and communications services to the NYSE, the American Stock Exchange (AMEX) and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities.

NYSE Regulation.    NYSE Group plays a critical role in the U.S. securities industry through its two self-regulatory organizations (SROs). As a not-for-profit company within NYSE Group, NYSE Regulation regulates the activities of members, member organizations and their employees through enforcement of SRO rules and federal securities laws. In addition, NYSE Regulation surveils the trading that occurs on the NYSE and NYSE Arca, Inc., and oversees compliance by listed companies with the financial and corporate governance listing standards of NYSE Group’s two SROs.

For a discussion of our revenues and other financial information with respect to our reporting segments and geographic areas, see Item 8. Financial Statements and Supplemental Information—Note 5—Segment Reporting.

Recent Acquisitions/Strategic Investments/Alliances

National Stock Exchange of India.    On April 4, 2007, NYSE Group acquired a 5% equity position in the Mumbai-based National Stock Exchange of India Limited, the maximum investment permitted by any single foreign investor in a stock exchange under the securities regulations of India.

Tokyo Stock Exchange.    On January 31, 2007, NYSE Group and Tokyo Stock Exchange, Inc. signed a letter of intent that established a strategic alliance to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation. The agreement, which is non-exclusive, also may serve as a precursor for a potential capital alliance between NYSE Group and Tokyo Stock Exchange at some point in the future.

The NYSE and NYSE Arca

NYSE Group’s business includes two market centers: (1) the NYSE and (2) NYSE Arca. The NYSE’s business is operated mainly through two separate entities:

•	New York Stock Exchange LLC. The NYSE is the entity registered as a national securities exchange. The NYSE holds all of the equity interests of NYSE Market, Inc., NYSE Regulation, Inc. and SIAC.

•	NYSE Market, Inc. NYSE Market, Inc. is a wholly owned subsidiary of New York Stock Exchange LLC. NYSE Market conducts the market activities of the New York Stock Exchange.

NYSE Arca’s business is operated mainly through three separate subsidiaries:

•

NYSE Arca, LLC and NYSE Arca Equities, Inc.    NYSE Arca, LLC and NYSE Arca Equities operate an all electronic trading venue for (1) equity securities listed with NYSE Arca, Inc., the NYSE, Nasdaq and the American Stock Exchange, and (2) ETFs.

•

NYSE Arca, Inc.    NYSE Arca, Inc. operates an exchange for trading equity options listed on national markets and exchanges including the facilities, technology, systems and regulatory surveillance and compliance services required for the operation of a marketplace for trading options.

Listings Business

NYSE Group operates two listing platforms; NYSE and NYSE Arca, Inc. As of December 31, 2006, approximately 2,713 operating companies, closed-end funds and ETFs were listed on the NYSE. The NYSE’s listed operating companies represented a combined global market capitalization of approximately $25.1 trillion as of that date. In addition, approximately 544 structured products were listed on the NYSE as of that date. As of December 31, 2006, 28 of the 30 publicly traded companies that constitute the Dow Jones Industrial Average and 85.0% of the stocks included in the S&P 500 Index were listed on the NYSE. As of December 31, 2006, the NYSE’s roster of listed companies included 451 non-U.S. companies from approximately 47 countries with a U.S.-publicly-held float of approximately $1.3 trillion and a total global market capitalization of approximately $9.7 trillion.

As of December 31, 2006, there were approximately 155 operating companies and ETFs listed on NYSE Arca, Inc. Thirty-three of the operating companies and ETFs were exclusively listed on NYSE Arca, Inc. and 103 operating companies were dually listed with the NYSE, the American Stock Exchange or Nasdaq. Many of the

companies that were dually listed on NYSE Arca and the NYSE as of December 31, 2006 delisted from NYSE Arca during the first quarter of 2007 to avoid the need to pay annual fees to both the NYSE and NYSE Arca. These companies will remain listed solely on the NYSE.

Fees are paid by companies when they initially list on the NYSE and NYSE Arca, Inc. and annually thereafter, although companies transferring to the NYSE or NYSE Arca from another exchange are not subject to listing fees. Listing fees, which are subject to a minimum and maximum amount, are based on the number of shares that a company lists with the NYSE or NYSE Arca, Inc., as applicable. Annual fees are charged on the outstanding shares of the company at the end of each year and are subject to a minimum and maximum fee. Listed companies also pay fees in connection with corporate transactions involving the issuance of new shares, such as stock splits, rights issues, sales of additional securities and mergers and acquisitions. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States.

New Listings

NYSE Group relies on new listings to maintain its competitive position in the United States and global markets. From 2001 to 2006, 830 U.S. and international companies listed on the NYSE. This included 190 closed-end funds, 183 transfers from other markets, 58 spin-offs and 264 domestic operating company initial public offerings and 123 international operating company initial public offerings and quotations. Among the initial public offerings of securities of U.S. issuers that would have qualified to be listed on the NYSE from January 1, 2001 to June 30, 2006, the aggregate proceeds of initial public offerings listed on the NYSE represented approximately 90% of aggregate proceeds thus qualified. From 2001 to 2006, 121 companies transferred their listing from Nasdaq to the NYSE. During that same period, only five companies voluntarily transferred from the NYSE to Nasdaq. Two additional companies elected to transfer to Nasdaq in advance of SEC approval of recent amendments made to NYSE’s continued listing standards that would have resulted in such companies being deemed below compliance. In addition, from March 8, 2006 (subsequent to the merger with Archipelago) through December 31, 2006, seven operating companies and 19 ETFs have listed on NYSE Arca, Inc.

A key to the NYSE’s past success and future growth is its ability to list and retain non-U.S. companies. Generally, non-U.S. companies are attracted to the U.S. and the NYSE to take advantage of the deep and diverse U.S. investor base, the visibility among the worldwide financial community that accompanies a NYSE listing, and the enhanced credibility that may be conferred by investors and other parties on a company once listed on the NYSE. From 2001 to 2006, 167 non-U.S. companies listed on the NYSE.

The NYSE actively pursues new closed-end fund listings. From 2001 to 2006, 190 closed-end funds have listed on the NYSE, raising over $88.1 billion in proceeds in their initial public offerings. This represents 76.3% of the funds qualified to list on the NYSE and 82.0% of the total closed-end fund qualified proceeds. As of December 31, 2006, 485 closed-end funds were listed on the NYSE.

Since 1988, the NYSE has also listed both debt and equity structured products—such as capital securities, mandatory convertibles, repackaged securities and equity-linked index-linked securities—and for debt securities traded on the trading floor. The number of new issuances and redemptions of these securities in any given year depends on many external factors, including interest rate levels and changes, economic conditions and financial regulation. As of December 31, 2006, 544 structured products, with an aggregate market value of $139 billion, were listed on the NYSE.

NYSE Group is also at the forefront of growth in listing and trading ETFs. ETFs are open-end investment products listed and traded in the secondary marketplace by a broad range of investors. The U.S. ETF marketplace now has over 374 listings, of which NYSE Group had 135 listings as of December 31, 2006. On July 20, 2005, Barclays Global Investors, the largest issuer of ETFs, announced its intention to transfer up to 61 listings to the NYSE and 20 listings to NYSE Arca, Inc. from AMEX over the course of 2005-2007. As of December 31, 2006, 40 of these ETFs had transferred to the NYSE and 19 of the ETFs had transferred to NYSE Arca, Inc.

Listing Standards

The NYSE and NYSE Arca, Inc. require that companies seeking to list securities meet minimum financial, distribution and corporate governance criteria. While in recent years the corporate governance criteria imposed by the various U.S. markets have become substantially similar, the NYSE’s overall listing standards have traditionally been, and continue to be, the most stringent of any securities marketplace in the world. All standards are periodically reviewed to ensure that the NYSE attracts and retains the strongest companies with sustainable business models.

NYSE Group is leveraging the NYSE brand to continue to build NYSE Arca, Inc.’s listing business. NYSE Arca, Inc.’s listing standards extend the NYSE’s current focus on quality companies to growing companies that initially do not meet the NYSE’s stringent listing standards. NYSE Arca, Inc.’s listing venue provides issuers with many of the benefits that are provided to NYSE-listed companies, including an affiliation with one of the world’s leading brands, exceptional market quality and a wide range of value added products and services. By leveraging the NYSE brand across two listings platforms, NYSE Group believes that we are better positioned to serve a broader segment of corporate issuers.

Client Service

NYSE Group has a team of professionals dedicated to serving the needs of its listed company community. These “client service managers” meet with their assigned listed companies individually and in regional executive forums that are organized by NYSE Group. They provide value by keeping issuers aware of market trends, market structure initiatives and developments in governance and regulation. NYSE Group believes that executives of listed companies place a high value on their relationship with their client service managers and on superior market quality, association with leading brands, global visibility, and unique marketing services that NYSE Group provides. Client retention is consistently very high ( i.e. , greater than 99.9% for the period from 2001 to 2006).

NYSE Group offers a variety of services to its listed companies, including the ability to leverage the NYSE brand in reaching out to existing and prospective investors. It sponsors virtual forums, as well as domestic and international conferences, to provide issuers access to global institutional and retail investors. NYSEnet, a password-protected website for senior executives, provides data relating to proprietary trading, institutional ownership and market activity. The NYSE has also developed eGovDirect.comSM, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically; as of December 31, 2006, approximately 1,667 NYSE-listed companies and closed-end funds were registered for access to this site. In addition, NYSE Group believes that its executive forums and the opportunities they offer to network with policy makers and fellow corporate executives are highly valued by the leaders of NYSE and NYSE Arca, Inc.-listed companies. Moreover, NYSE Group uses a range of advertising media, including print and radio, among others, to promote its listed companies through a variety of ongoing campaigns.

Options Business

Through NYSE Arca, Inc., NYSE Arca operates a marketplace for trading options on exchange-listed securities. The underlying securities are listed and trade on NYSE Arca, Inc., the NYSE, AMEX and Nasdaq.

NYSE Arca’s option market center includes the trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. It also qualifies the listing of options on stocks that meet certain minimum criteria. NYSE Arca’s options business trades approximately 800,000 contracts each day on more than 2,000 underlying stocks.

NYSE Arca’s options business uses a technology platform and market structure that is designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity by allowing market makers to have access to its markets remotely and by integrating floor-based participants and remote market makers. On July 28, 2006, NYSE Arca, Inc. received SEC approval to operate a new platform for options called NYSE Arca Options trading with technology based on the architecture of its equities trading platform. NYSE Arca launched the NYSE Arca Options platform on August 7, 2006, and completed the rollout of almost 2,000 option issues to the new trading platform in October 2006. NYSE Arca Options replaced the PCX+ platform. The revenue from NYSE Arca’s options business is primarily derived from transaction execution services and market data services provided on a real-time or summary basis.

NYSE Group refers to permitted users of NYSE Arca, Inc.’s options trading system as “options trading permit holders.” Any qualified broker-dealer who wishes to trade on NYSE Arca, Inc.’s options trading system may obtain an options trading permit from NYSE Arca, Inc.

Options Listing.    Under the rules of NYSE Arca, Inc. in order to list an option on a stock, there must be at least seven million shares of the underlying stock available for public trading, with at least 2,000 holders of the security. In addition, there must be active public trading in the underlying stock, and that stock must meet certain minimum price tests. These rules also include specialized criteria for listing options on certain types of securities, such as shares of index funds or ETFs, trust-issued receipts and American Depositary Receipts. Compliance with these rules and criteria are monitored and determined by NYSE Arca, Inc.

Options Products.    Options contracts are contracts with standardized terms that give the buyer the right, but not the obligation, to buy or sell a particular stock or stock index at a fixed price (the strike price) for a specified period of time (until the expiration date). Options are used in various ways by a range of investors with different goals and strategies, such as protecting equities portfolios by using options as a hedge and buying puts as a protection against unexpected declines in price, or speculating on the direction of a stock price by purchasing puts or calls in anticipation of a stock’s directional movement and hope of return on risk.

Options Clearing and Settlement.    All options contracts traded on NYSE Arca’s options exchange as well as other U.S. securities exchanges are issued and cleared by The Options Clearing Corporation (OCC), a clearing corporation registered with the SEC and owned by member options exchanges, including NYSE Arca, Inc. The OCC, which issues and clears all U.S-listed options, as well as certain futures and options on futures on a number of underlying financial assets, including common stocks, currencies, stock indices and interest rate composites, is among the world’s largest clearing organizations for options and equity derivatives.

Options Transaction Fees.    In conjunction with the rollout of the new options platform, NYSE Arca introduced a new pricing schedule that provides greater cost efficiencies for options investors. Currently, transaction fees for Market Makers are $0.16 per contract; transaction fees for Lead Market Makers are $0.09 per contract; and transaction fees for Electronic Broker Dealer transactions are $0.50 per contract. One Options Trading Permit (OTP) for Market Makers is $4,000 per month per OTP. Each OTP entitles market makers to quote in an expanded number of products of their choosing. Four Market Maker OTP permits, totaling $16,000, allow trading in all exchange products. OTP firms acting as Lead Market Makers (LMM) are assessed a fee for LMM Rights on a per issue basis in addition to the OTP Trade Participant Rights. LMM Rights per issue range from $150 to $3,000 per month. OTP Rights for order entry firms increased from $750 to $1,000 per month. OTP Rights for Floor Brokers dropped from $1,500 to $1,000 per month.

On January 26, 2007, a pilot program, approved by the SEC, began operating among NYSE Arca, Inc. and various U.S. equity options exchanges to quote and trade options on thirteen listed equities and ETFs in penny increments, instead of the current industry standard of quoting and trading options in five or ten cent increments. In connection with this penny pilot program, NYSE Arca instituted a new pricing model for trading in the thirteen options included in the pilot as part of its ongoing effort to attract superior levels of liquidity and price discovery at its market center. Under the new pricing structure, penny pilot issues that trade electronically will be subject to fees that reward trading participants by providing them with a credit on all transactions that add liquidity. Specifically, market makers that have a resting order or quote will receive a $0.30 per contract credit upon execution; broker dealers and retail customers will receive a $0.25 per contract credit when their resting orders result in an execution. Under this new rate schedule, electronic penny pilot executions that take liquidity will be assessed $0.50 per contract regardless of the trading participant. In addition, marketing charges will not be assessed on any penny pilot execution.

Fixed Income Business

The NYSE also operates a centralized bond market. A broad selection of bonds are traded on the NYSE, such as corporate (including convertibles), agency and government bonds. The trading volume of bonds on the NYSE is primarily in corporate bonds, with approximately 94% of this volume in non-convertible bonds. Bonds trade on the NYSE through NYSE BondsSM, a screen-based system launched in April 2007 used by NYSE member organization subscribers. NYSE BondsSM maintains and displays priced bond orders and matches those orders on a strict price and time-priority basis. It also reports real-time bids and offers with size and trades to our network of market data vendors.

On November 16, 2006, the SEC approved an exemption that allows NYSE members and member organizations to trade on an unlisted basis non-convertible corporate bonds issued by NYSE-listed equity issuers and their wholly owned subsidiaries. This will allow trading in approximately 5,000 bonds, compared to the approximately 820 bonds currently listed on the NYSE. The NYSE will be adding approximately 2,800 active corporate bonds that meet this SEC exemption over the next few months during Phase I of this initiative.

Indices & Index Services

Index Calculation Services.    NYSE Arca offers an index calculation service for investment ideas that ultimately serves as the reference indicator for ETFs and other structured products. Custom index calculation is an important component to the development of traded products on the exchange, and allows the exchange to leverage its technology and understanding of traded products to better serve investors. Additionally, NYSE Arca provides various intra-day ETF fund valuation services to the ETF issuers and trading community. All of the Index Services are designed to offer our clients more tools and services to support the listing and trading.

NYSE Group Indices.    NYSE Group has created nine benchmark indices. The NYSE established its first index, the NYSE Composite Index, in 1966 to provide a comprehensive measure of the performance of all of the common stocks listed on the NYSE. Four other NYSE-branded indices were launched in June 2002, followed by three single-sector indexes, all of which are composed entirely of NYSE-listed companies. The March 7, 2006 merger with Archipelago expanded the existing offerings with the addition of the NYSE Arca Tech 100 Index. The NYSE has licensed the NYSE Composite Index and the NYSE U.S. 100 Index to Barclays Global Investors, N.A. for use in replicating the performance of the indices in the iShares NYSE Composite Index Fund and the iShares NYSE U.S. 100 Index Fund.

The NYSE Composite Index is designed to measure the performance of all common stocks listed on the NYSE, including REITs, tracking stocks and common equity and ADR listings of foreign companies. The NYSE Composite consists of over 2,000 U.S. and non-U.S. stocks. The index utilizes a transparent, rule-based methodology that includes free-float market capitalization weighting. The float-adjusted market capitalization as of December 31, 2006 was more than $20 trillion. All companies in the NYSE Composite have to meet the initial listing standards of the NYSE, providing a base level of quality for the index’s potential components. In addition to serving as a broad-based benchmark, the NYSE Composite establishes a universe from which other NYSE-branded indices are derived.

The NYSE U.S. 100 Index is designed to measure the performance of the largest 100 U.S. stocks listed on the NYSE. The index had a market capitalization as of December 31, 2006 of over $7.2 trillion. The component companies of this index, ranked by market capitalization, are major market participants, most of which are well known names.

The NYSE International 100 Index is designed to measure the performance of the largest 100 non-U.S. stocks listed on the NYSE. All 100 components are ADRs or shares of issuers from 19 different countries that trade on the NYSE. The index had a market capitalization as of December 31, 2006 of over $5.7 trillion.

The NYSE World Leaders Index consists of components from the NYSE U.S. 100 and the International 100 indices. It tracks the performance of 200 leading companies across 20 countries. The index had a market capitalization as of December 31, 2006 of approximately $13.0 trillion.

The NYSE Sector Indexes, which include the NYSE Energy Index, NYSE Financial Index and NYSE Health Care Index, were designed to measure the performance of NYSE listed stocks representing the energy, financial and health care sectors. The NYSE Energy, NYSE Financial and NYSE Health Care indices represent $2.54 trillion, $5.46 trillion and $1.96 trillion in market capitalization, respectively.

The NYSE TMT index measures the performance of the largest 100 NYSE-listed U.S. and non-U.S. stocks in three sectors: Technology, Media and Telecommunications (TMT). The index had a market capitalization as of December 31, 2006 of approximately $2.1 trillion.

The NYSE Arca Tech 100 Index (formerly the ArcaEx Tech 100 Index) is a price weighted, broad based index of 100 securities, established in 1982. Modeled as a multi-industry technology index, the objective of the NYSE Arca Tech 100 Index is to provide a benchmark for measuring the performance of companies using technology innovation across a broad spectrum of industries: computer hardware, software, semiconductors, telecommunications, data storage and processing, electronics and biotechnology, to name just a few. NYSE Arca Tech 100 Index is a tech sector equivalent to the Dow Jones Industrial Average and is a market indicator used by mutual fund rating services, analysts, asset managers and private investors to gauge the overall performance of the technology sector of the U.S. equity market. On July 28, 2006, the Exchange Traded Trust filed a registration statement to create an ETF replicating the performance of the NYSE Arca Tech 100 Index.

Order Execution Business

One of NYSE Group’s primary functions is to ensure that orders to purchase and sell securities are conducted in a reliable, orderly, liquid and efficient manner. Order execution occurs through a variety of means, and NYSE Group seeks to continue to develop additional and more efficient mechanisms of trade.

NYSE Group is in the unique position of offering its customers the option of using either floor-based auction trading or electronic trading. NYSE-listed stocks show consistently lower volatility and execution costs than comparable stocks listed on other venues. The NYSE generally produces the best quoted prices in NYSE-listed stocks and warrants, and offered the National Best Bid and Offer (NBBO) 81.5% of the time in 2006. During the same time period, NYSE Arca set the NBBO 8.3% of the time in NYSE-listed securities. On a combined basis, the market centers of the NYSE Group provided the best quoted prices in NYSE-listed stocks and warrants 89.8% of the time during 2006.

Through NYSE Arca, customers can trade equity securities, ETFs and other derivative products in an all-electronic environment. NYSE Arca also provides customers with a venue for trading equity options listed on exchanges. NYSE Arca’s core trading technology platform is highly reliable, efficient, and scalable, and NYSE Group is actively leveraging this technology for use in other asset classes including options and fixed income. NYSE Arca’s industry-leading system is designed to accept up to 38,000 orders per second and to provide up to 3,400 simultaneous customer connections. During 2006, the system handled an average of approximately 52.3 million orders daily and approximately 2.8 million trades daily, with a capacity to handle 20 million trades daily.

The NYSE Trading System

On March 22, 2006, the SEC approved the NYSE Hybrid MarketSM, which combines auction-based and electronic trading for equities listed on the NYSE. This initiative is NYSE Group’s response to the request from both market professionals and individual investors for greater choice and flexibility in buying and selling stocks on the NYSE, and is also NYSE Group’s strategy for adapting to the revised “trade through” rule of Regulation NMS. Regulation NMS, adopted by the SEC in 2005, is a set of regulations that will govern certain aspects of trading on securities market centers. One of the principal features of Regulation NMS is the modernization of the “trade-through” or “order protection” rule. Among other things, this rule requires market centers to establish and maintain procedures to prevent “trade-throughs,” which are the executions of orders at a price inferior to the best bid or offer displayed by another market center at the time of execution. This aspect of Regulation NMS will protect and apply only to quotes available for immediate execution.

The NYSE Hybrid MarketSM is intended to emulate, in a primarily automatic-execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price improvement. The NYSE Hybrid MarketSM features the following:

•

All quotes are automatically and continuously refreshed, with limited exceptions, and reflect the combined liquidity of the NYSE Display Book® and the electronic interest of trading floor broker agents and specialists. Limit orders are published in real time. This structure facilitates the ability of brokers and specialists to interact with supply and demand and to scale interest and provide price improvement to incoming electronic orders seeking liquidity.

•	Customers have the choice of auction representation and the opportunity for price improvement over the published best bid and offer.

•

Specialists and floor brokers supplement liquidity to stabilize price movements in both the automated and auction components of the NYSE Hybrid MarketSM through the use of floor broker agency interest files, specialist files and specialist algorithmic interaction with orders. As such, both electronically and manually executed orders may benefit from the value added by specialists in committing capital and providing depth to the market, and from the competition among electronic orders, as well as those represented by floor brokers. Floor brokers participate both electronically and in person, using human judgment to process large or complex orders more effectively than would otherwise be possible on a solely electronic platform.

•

Those customers that desire sub-second, automatic trade execution continue to have access to floor liquidity. Customers with buy and sell orders beyond the size of the best bid or offer now have the ability to reach reserve interest at those prices, if any, and “sweep the book” or designate individual orders to trade at multiple price points subject to certain limitations, including the Liquidity Replenishment PointsSM or “LRPs” described below.

•

In order to preserve the lower volatility that has characterized trading on the NYSE, pre-determined and published LRPs have been implemented to limit severe price moves. When activated, LRPs allow integration of the electronic market with the auction market for one transaction, thus enabling the specialist to elicit additional trading interest.

•

All better-priced top-of-book bids and offers entitled to protection under Regulation NMS in all other automated markets are immediately accessed, unless customers are provided the same price on the NYSE. All incoming orders from all competing market centers are automatically executed at the best price displayed on the NYSE. This creates an environment in which the best prices of each market center are protected from inferior-priced trade executions regardless of where an order is entered, and without human interaction.

•

As part of the NYSE Hybrid MarketSM initiative, the NYSE further automated routine specialist tasks and created a new interface to facilitate algorithmic liquidity injection by specialists. In addition, the NYSE has added new functionality to trading floor broker wireless hand-held computers to further automate smart order types and create new broker interest files with layering capabilities.

The NYSE Hybrid MarketSM builds on the NYSE’s core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers’ ability to trade quickly and anonymously. The NYSE Hybrid MarketSM also furthers the NYSE’s goal of providing all investors, regardless of their size, with the best price when buying or selling shares. Interaction of the NYSE’s automatic and auction markets also maintains opportunities for price improvement.

By continuing to maintain market quality, including low intra-day volatility, the NYSE Hybrid MarketSM also allows issuers to reduce their cost of capital. Combining the NYSE’s technology with the advantages of the auction market enables the NYSE market to function more effectively and efficiently. In the NYSE Hybrid Market SM, specialists and brokers use judgment to improve prices and enhance order competition on the floor of the NYSE, while interacting with the market electronically as well as manually. NYSE Group believes that their judgment will be particularly valuable in less liquid stocks and during the opening and closing of trading, as well as during times of uncertainty, for example, when a corporate announcement or an outside event could lead to market instability and price volatility.

On February 27, 2007, the NYSE completed the rollout of Phase IV of Hybrid MarketSM, which introduces intermarket sweep orders, Immediate or Cancel orders (NMS version), and the locking and crossing rules as required by Regulation NMS.

On April 2, 2007, the NYSE completed its post-NYSE Hybrid Market rollout of a new routing service that will shortly replace routing through the Inter-Market Trading system (ITS). As of April 2, 2007, the NYSE is connected to the International Securities Exchange and the Alternative Display Facility for routing to better away prices in those markets as required by Regulation NMS. The NYSE plans to use this new routing software to reach all other Market Centers currently serviced through ITS. The ITS system is scheduled to be eliminated in June 2007. The NYSE plans to complete its conversion by early May 2007.

With the implementation of the NYSE Hybrid MarketSM, our software has accomplished the goal of offering customers greater choice while maintaining market quality. Almost 90% of all trades, representing more than 80% of volume, are automatically executed in sub-second speed. The Hybrid MarketSM, which transparently integrates automatic execution with floor broker and specialist interest, has resulted in narrower quoted spreads and improved fill rates. We expect continued improvement with the increased usage of electronic tools by floor brokers and specialists that process price improvement messages electronically. In addition, the NYSE’s performance at the best bid and offer has also improved and the introduction of Liquidity Replenishment Points (LRPs) has ensured that volatility increased only slightly with the introduction of auto executions and sweeps without unduly slowing the market.

The NYSE currently operates approximately 36,000 square feet of contiguous trading floor space where specialists, floor brokers and clerks engage in the purchase and sale of securities. As of April 9, 2007, there were 257 specialists, 563 floor brokers and 1,441 clerks conducting business on the NYSE’s trading floor. Specialists on the trading floor are charged with maintaining fair, orderly and continuous trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Floor brokers act as agents on the trading floor to handle customer orders.

The NYSE derives revenues from these specialists, brokers and clerks by providing them with various products and services, including space, necessary for them to engage in the purchase and sale of securities on the trading floor.

Effective December 1, 2006, the NYSE implemented new transaction fees on NYSE-listed equities traded on the NYSE, which are based on a fixed rate of $0.000275 per share. In addition, the NYSE eliminated specialist commissions on transactions in their assigned NYSE-listed securities, including ETFs, and implemented a transaction revenue sharing program with specialist firms. In addition, as of March 5, 2007, for orders pertaining to NYSE-listed equities that are routed to other market centers for execution, the NYSE charges a rate of $0.0025 per share.

NYSE Arca Trading System

NYSE Arca operates two all-electronic equity securities trading systems, one for trading NYSE-, American Stock Exchange- and other exchange-listed securities, and another for trading Nasdaq-listed equity securities. These trading systems offer a variety of execution-related services, including NYSE Arca’s “best execution routing” capability and routing services through the NYSE’s Super Dot® system. NYSE Arca’s systems operate on three simple but fundamental principles: fast electronic execution, transparency, and open market access. On NYSE Arca, buyers and sellers meet directly in an electronic environment governed by trading rules designed to reflect these three fundamental principles.

The rules governing trading on NYSE Arca require execution of orders, without discretion, in accordance with the principles of openness, fairness and equal access. These trading rules are predicated on “price-time priority” within NYSE Arca, which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered on the trading system. NYSE Arca’s electronic matching and routing systems actively search across multiple market centers and either match orders internally or route orders out to the best bid or offer displayed in the market using NYSE Arca’s “best execution routing” capability. The technological capabilities of NYSE Arca’s trading systems, together with its trading rules, have allowed NYSE Arca to provide access to a large pool of liquidity for its customers internally on NYSE Arca or externally through other markets.

On NYSE Arca, buyers and sellers can view the NYSE Arca open limit order book, which displays orders simultaneously to both the buyer and the seller. Buyers and sellers can submit these orders on an anonymous basis if they so choose. Once orders are submitted, all trades are executed in the manner designated by the party entering the order, which is often at prices equal to or better than the national best bid or offer. The national best bid or offer is the highest bid or lowest offer quote reported to the consolidated quotation systems pursuant to the consolidated quotation reporting plans. Buy and sell orders are posted on NYSE Arca in price order (best to worst) and then if prices are the same, they are ordered based on the time the buy order or sell order was posted (earliest to latest). NYSE Arca users may choose to have their unexecuted orders left on NYSE Arca’s open order book, returned to them, or routed to other markets using NYSE Arca’s “best execution routing” capability.

NYSE Group refers to permitted users of NYSE Arca’s equity trading systems as “equity trading permit (ETP) holders.” Any qualified broker-dealer who wishes to trade on NYSE Arca’s equity trading systems may obtain an ETP from NYSE Arca, Inc.

For equity securities, NYSE Arca charges a per share fee to each customer that executed against a buy order or sell order posted internally on the NYSE Arca system. NYSE Arca refers to these customers when they purchase or sell securities as “liquidity takers,” as they removed liquidity from the NYSE Arca system. A liquidity taker may be either a purchaser or a seller, and is distinguished from a “liquidity provider” generally by the type of buy order or sell order it posts on NYSE Arca’s system. A liquidity provider will likely enter a non-marketable limit order on the NYSE Arca system (i.e., either a limit order to buy a security with a limit price below the best offer or a limit order to sell a security with a limit price above the best bid). Non-marketable limit orders are placed on the NYSE Arca limit order book and await execution. A liquidity taker, on the other hand, is likely to enter a marketable limit order (i.e., a limit order to buy a security with a limit price at or above the best offer or a limit order to sell a security with a limit price at or below the best bid for that security). Accordingly, liquidity providers generally “post” buy orders or sell orders that are subsequently executed against by the sell order or buy order, as the case may be, of a customer that is the liquidity taker. As discussed below, NYSE Arca pays liquidity providers a per share fee for posting buy orders and sell orders on NYSE Arca’s system.

NYSE Arca also charges a per share fee (denominated in tenths of a cent per share) to customers whose orders of equity securities were routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

Effective October 1, 2006, NYSE Arca changed its rates for trading NYSE-listed securities as follows: (i) the rate for removing liquidity from NYSE Arca increased from $0.001 per share to $0.003 per share; and (ii) NYSE Arca rebates $0.002 per share for the provision of liquidity. These fees are now consistent with those NYSE Arca charges for trading Nasdaq- and Amex-listed securities. Effective March 5, 2007, NYSE Arca charges a fee of $0.30 per 100 shares for routing orders for NYSE-listed securities to market centers, other than the NYSE, while it continues to charge $0.40 per 100 shares for routing orders for Amex and Nasdaq-listed securities.

Market Data Business

NYSE Group collects and distributes market data, including real-time information relating to securities quotations, limit orders and the prices at which securities transactions take place. The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make trading decisions. NYSE Group believes that the quality of its market data, and the ability of traders to act on that data, attract order flow to the NYSE and NYSE Arca for execution and reinforce the NYSE brand. The pricing for market data products must be approved by the SEC on the basis of whether prices are fair, reasonable and not unreasonably discriminatory.

NYSE Group’s market data activity is divided into two parts: consolidated data services and proprietary data products.

Consolidated Data Services

The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. NYSE Group works with other markets to make this market data available on a consolidated basis on what is often referred to as the “consolidated tape.” This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market to which a quote is reported or on which a trade takes place.

Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from Tape B and Tape C, which represents data related to trading of securities (including ETFs) that are listed on AMEX, other regional exchanges and Nasdaq.

Proprietary Data Products

NYSE Group makes certain market data available independently of other markets. The NYSE packages this market data as:

•	trading products (such as NYSE OpenBook®, through which the NYSE makes available all limit orders); and

•

analytic products (such as TAQ Data, NYSE Broker Volume® and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics).

These products are proprietary to NYSE Group, and NYSE Group does not share the revenues that it generates from these products with other markets.

Over the past two decades, NYSE Group has expanded its market data business by tapping new markets, in particular nonprofessional subscribers, the cable television audience and customers interested in NYSE Group’s proprietary data products. Revenues for NYSE Group proprietary data products have grown significantly over the last few years, fueled in large part by the success of NYSE OpenBook®, which the NYSE introduced in 2002. The advent of trading in penny increments and the accelerated use of “black box” trading tools accelerated the success of NYSE OpenBook®.

NYSE Arca also makes certain market data available independent of other markets, including the following products:

•	ArcaVision®. ArcaVision® offers analytic tools that go beyond the traditional trading data that is available to customers. NYSE Arca developed ArcaVision® in response to customer demand for increasingly detailed analyses of trading patterns, and it is designed to provide customers with critical market data on particular stocks. The ArcaVision® website is available to issuers listed on NYSE Arca, customers executing trades on NYSE Arca, and the general public. ArcaVision®’s sophisticated system enables NYSE Arca to customize the views available to each user to meet their specific needs.

•	ArcaBook®. ArcaBook® displays the limit order book of securities traded on the NYSE Arca trading platform in real time.

Trade Reporting Facility

In April 2007, NYSE Group launched a trade reporting facility serving NYSE Group customers reporting off-exchange trades in all listed national market system stocks. NYSE Group’s trade reporting facility conforms to the SEC’s recent approval of the National Association of Securities Dealers, Inc.’s (NASD) new trade reporting arrangement. It is anticipated that NYSE Group’s trade reporting facility will enhance the range of trading products and services provided by NYSE Group to its customers by offering a reliable and competitively priced venue to report internally executed transactions.

NYSE Membership Organizations

NYSE member organizations comprise (i) entities who obtain trading licenses in accordance with the rules and regulations of the NYSE (including the rules of eligibility that will apply to those who wish to be a member organization); and (ii) broker-dealers who agree to submit to the jurisdiction and regulations of the NYSE without obtaining a trading license. As member organizations, they are subject to the rules and policies of the NYSE. In the future, NYSE Group may decide to offer member status to other types of organizations; for example, NYSE Group may decide to issue separate licenses for electronic access or access for particular products.

NYSE Trading Licenses

Physical and electronic access to the trading facilities of the NYSE, subject to such limitations and requirements as may be specified in the rules of the NYSE, are available only to member organizations that have purchased a trading license from NYSE. These trading licenses have the following attributes:

•

Duration and Pricing.    The price of a trading license for calendar year 2007 was established by NYSE Group at $50,000. During the fourth quarter of 2006, NYSE Group sold 1,065 trading licenses for calendar year 2007. The NYSE has made a total of 1,366 trading licenses available for purchase during 2007, the remainder of which can be purchased at a price that will be subject to a 10% premium and will be pro-rated based on when during the calendar year such licenses are purchased. All trading licenses for calendar year 2007 are only valid for calendar year 2007, regardless of when during the year they are purchased. Holders of trading licenses have the right to cancel their trading license prior to the end of the year.

•	Approval of NYSE Regulation. Any bidder for a trading license is subject to the approval of NYSE Regulation.

NYSE Group has not determined whether it will issue separate licenses for access for particular products.

Securities Industry Automation Corporation (SIAC)

SIAC, a wholly owned subsidiary of NYSE Group, provides data processing and software development services and is a registered securities information processor under the Exchange Act. Formed in 1972 as a New York business corporation, SIAC:

•

plans, develops, implements and operates a variety of automated information-handling and communication systems that support order processing, trading, and market data reporting, as well as trade comparison, for a broad range of securities;

•	provides systems support for essential regulatory and administrative activities; and

•	operates and manages the SFTISM network, which provides resilient and reliable communications within the financial services industry.

Historically, SIAC has been operated as a cost-recovery utility. As a result, it provides its services to its customers on an at-cost, non-profit basis.

SIAC’s wholly owned for-profit subsidiary, Sector, Inc., offers an array of communications and data processing services, primarily to the broker-dealer community. These services include email archiving, other books and record storage solutions, facilities management, data center hosting, disaster recovery, enterprise services and network and data distribution services. The telecommunications services include traditional point-to-point voice circuits and network management.

In addition, TransactTools, which was acquired in January 2007, provides enterprise messaging solutions for the security trading industry.

SIAC provides data processing services to the NYSE. In addition, SIAC operates the Intermarket Trading Systems and provides services to the Intermarket Surveillance Group Participants, the CTA Plan and CQ Plan and the Options Price Reporting Authority. SIAC also provides services to Sector and the American Stock Exchange pursuant to separate agreements.

NYSE Regulation

Overview.    The NYSE and NYSE Arca, Inc. are responsible for examining for compliance with and enforcing the financial, operational and sales-practice rules and codes of conduct for members, member organizations and their employees, and have responsibility for regulatory review of their trading activities. In addition, the NYSE and NYSE Arca, Inc. are responsible for enforcing compliance with their respective financial and corporate governance listing standards by listed companies.

The regulatory functions of the NYSE and NYSE Arca, Inc. are performed by NYSE Regulation, Inc., a separate not-for-profit subsidiary of NYSE Group. NYSE Regulation, employing approximately 725 people as of December 31, 2006, consists of the following five divisions and a risk assessment unit:

•	Listed Company Compliance;

•	Member Firm Regulation;

•	Market Surveillance;

•	Enforcement; and

•	Dispute Resolution/Arbitration.

On November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate their member regulation operations into a new self-regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The letter of intent is nonbinding and is subject to the execution of a definitive agreement. The transaction is expected to close in the second quarter of 2007. The transaction is not expected to have material financial consequences for NYSE Group. The transaction is expected to involve the transfer of approximately 470 of NYSE Regulation’s current employees. Following such consolidation, NYSE Regulation will continue to perform market surveillance and related enforcement activities, and listed company compliance for NYSE and NYSE Arca, Inc.

Listed Company Compliance.    The NYSE and NYSE Arca, Inc. require their listed companies to meet their respective original listing criteria at listing, and to thereafter maintain continued compliance with their respective listing standards. The Listed Company Compliance division monitors and enforces compliance with these standards. The division is split into two parts:

•

the financial compliance group, which reviews a company’s reported financial results both at the time of listing and thereafter to ensure that it meets original listing and continued-listing requirements; and

•

the corporate compliance group, which ensures that listed companies adhere to the highest standards of accountability and transparency, including governance requirements for configuration of corporate boards, director independence and financial competence of audit committee members.

Member Firm Regulation.    The Member Firm Regulation division conducts examinations of the 300 member organizations of the NYSE (representing approximately 80% of the total public customer accounts handled by broker-dealers in the United States), and more than 40 members of NYSE Arca, Inc. (for which it is the designated examining authority), for financial, operations and sales-practice compliance. In addition, the Member Firm Regulation division interprets and develops NYSE rules governing the financial, operational and sales practices of member organizations, develops and administers various industry qualifications and examinations, and administers the NYSE’s continuing education programs for registered persons in the securities industry. As the primary self-regulator for its member organizations, Member Firm Regulation seeks to minimize duplication of effort with other regulatory organizations. Whenever feasible, examinations are conducted jointly with other self-regulatory organizations or responsibilities are allocated with the objective of increasing the cost effectiveness of self-regulation.

Market Surveillance.    The Market Surveillance division is responsible for, among other things, monitoring equity insider trading activities on the facilities of the NYSE and NYSE Arca. Such monitoring of trading activities involves both real-time and post-trade review. The Market Surveillance division also reviews equity and options transactions to determine whether market rules and principles are being complied with and fairly maintained, and whether such transactions involve abusive or manipulative trading practices. The Market Surveillance division uses sophisticated technology to detect unusual trading patterns, and the staff of the Market Surveillance division also maintains a presence on the trading floor of the NYSE. Market Surveillance makes referrals to the NYSE Enforcement division and the SEC Division of Enforcement, as appropriate. NYSE Arca also maintains a surveillance group that monitors certain aspects of equities and options trading on that market.

Enforcement.    The Enforcement division investigates and prosecutes violations of NYSE and NYSE Arca rules and U.S. federal securities laws and regulations. Enforcement cases include customer-related sales practice violations, breaches of financial and operational requirements, books and records deficiencies, reporting and supervisory violations, misconduct on the trading floor, insider trading, market manipulation and other abusive trading practices. Sources of investigations for the Enforcement division include examination findings referred by the Member Firm Regulation division, surveillance reviews referred by the Market Surveillance division, arbitration referrals from the Dispute Resolution/Arbitration division, reporting of customer complaints and settlements by member organizations, referrals from the SEC and complaints by members of the investing public and securities professionals. In 2006, the Enforcement division prosecuted 232 NYSE cases, comprised of 150 actions against individuals and 82 actions against member organizations. All settlements negotiated between Enforcement and a respondent must be reviewed and approved by the Office of the Hearing Board, which is independent of NYSE Regulation management, before becoming final. Contested hearings are also conducted before hearing panels under the purview of the Hearing Board, which operates much like an administrative tribunal.

Dispute Resolution/Arbitration.    The Dispute Resolution/Arbitration division provides a neutral forum for the resolution of securities industries disputes in more than 46 cities throughout the United States. For more than 125 years, the NYSE has used arbitration to resolve disputes between investors and member organizations/brokers and between member organizations and their employees. Arbitration enables a dispute to be resolved quickly and fairly by impartial arbitrators, who are knowledgeable and trained in the art of resolving controversy. Mediation is another dispute resolution option that the NYSE offers. This is a voluntary process in which a neutral mediator meets with the parties and attempts to help them reach a settlement. Mediation is not binding, is not adversarial and no record of the mediation is kept. NYSE Arca provides its own arbitration forum, which is administered by the same staff that administers the NYSE arbitration program.

Structure, Organization and Governance of NYSE Regulation.    NYSE Regulation has undertaken the regulatory functions of the NYSE and NYSE Arca, Inc. pursuant to agreements with each entity. NYSE

Regulation also has an explicit agreement with NYSE Group, the NYSE and NYSE Market so that adequate funding is provided to NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation.

NYSE Regulation has been and expects to continue to be self-funded through its collection of regulatory fees and fines and through its agreements with the NYSE, NYSE Market and NYSE Arca, Inc. to provide regulatory services. NYSE Regulation levies fines as a result of formal disciplinary action imposed by the Enforcement division of NYSE Regulation.

NYSE Regulation does not adjust the amount of regulatory fees charged based on the amount of fines assessed. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors.

NYSE Regulation incorporates several structural and governance features designed to ensure its independence, given the status of NYSE Euronext as a for-profit and listed company. NYSE Regulation is a separately incorporated, not-for-profit entity. Each director of NYSE Regulation (other than its chief executive officer) must be independent under the independence policy of the NYSE Euronext board of directors, and a majority of the members of the NYSE Regulation board of directors and its compensation committee and nominating and governance committee must be persons who are not directors of NYSE Euronext . The chief executive officer of NYSE Regulation is also not permitted to be an officer or employee of any affiliated unit other than NYSE Regulation and reports solely to the NYSE Regulation board of directors.

To reduce the conflicts that can arise from “self listing,” NYSE Regulation is responsible for all listing compliance decisions with respect to the listing of NYSE Group on the NYSE, and NYSE Regulation provides its board of directors with quarterly reports summarizing its monitoring of NYSE Group’s common stock. A copy of these reports will be forwarded to the SEC. In addition, NYSE rules require an annual review by an independent accounting firm to ensure that NYSE Group is in compliance with the listing requirements, and a copy of this report must be forwarded to the SEC.

NYSE Regulation has adopted structural and governance standards in compliance with applicable U.S. federal securities laws, and in particular, Section 6 of the Exchange Act with respect to fair representation of members. Such structure and governance standards will be adjusted to comply with any rules finally adopted by the SEC following its proposals relating to governance, transparency, oversight and ownership of SROs.

Regulatory Auditor.    In an Order dated April 12, 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC’s action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation’s surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members. The regulatory auditor is required to report the auditor’s conclusions to NYSE Euronext’s board and to the SEC, and those conclusions are to be included in NYSE Euronext’s annual report. Accordingly, the conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC, as reported to the Exchange on March 15, 2007, are as follows:

“Pursuant to our retention as contemplated in that certain Order of the Securities and Exchange Commission (the “SEC”) dated April 12, 2005 (the “2005 Order”), we have conducted a comprehensive regulatory audit (the “Regulatory Audit”) of the surveillance, examination, investigation and disciplinary programs of NYSE Regulation, Inc. (the “NYSE Regulation”) applicable to specialists, member firm floor brokers, independent floor brokers, registered competitive market makers and competitive traders (collectively, “Floor Members”) for the two years ended December 31, 2006 (the “Audit Period”).

Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Boards of Directors of NYSE Group, Inc. and NYSE Regulation, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Market Regulation (“Market Regulation”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) NYSE Regulation’s policies and procedures were reasonably designed and effective to detect and deter violations of all applicable federal securities laws and New York Stock Exchange (“Exchange”) rules relating to trading by Floor Members; (2) NYSE Regulation was (i) in compliance with the above-referenced policies and procedures; and (ii) in compliance with, or is in the process of complying with, the outstanding written recommendations made by OCIE or Market Regulation relating to compliance with rules, or surveillance for rule violations, with respect to trading by Floor Members; and (3) the Exchange was in compliance with any outstanding undertakings contained in the 2005 Order and that certain Order of the SEC dated June 29, 1999 issued against the Exchange.

Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Exchange rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of NYSE Regulation’s policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.”

Technology and Intellectual Property

Technology

The NYSE and NYSE Arca each employ a wide range of technologies that are crucial to NYSE Group’s business. Technology enables NYSE Group to maintain its competitive position and regulatory effectiveness as well as investor confidence in the reliability and integrity of its trading platforms and markets. NYSE Group is committed to the ongoing development, maintenance and use of technology and to providing its customers with technological solutions. NYSE Group’s technology is subject to oversight by the SEC, through the SEC’s Automation Review Program.

NYSE Group’s technological initiatives are focused on satisfying each of the objectives set forth below:

•	Functionality—business-driven requirements should be delivered on time and with minimal defects;

•	Performance—systems should provide fast and competitive response times;

•	Capacity/Scalability—systems should be capable of supporting present needs and expanding to meet projected demands;

•	Reliability—the availability and performance of systems should satisfy NYSE Group’s goals and objectives; and

•	Total cost of ownership—systems and operating environment should be managed with a competitive cost structure.

NYSE Group’s position in the capital markets requires substantial investments in business continuity, including back-up data centers, back-up trading floors and physical and information security. These investments have increased substantially following the terrorist attacks of September 11, 2001. Business drivers for NYSE Group’s technology investments include:

•	continual functional and performance improvements to NYSE Group’s execution services and information products to address customer needs and the evolving competitive trading environment;

•	state of the art regulatory technology in support of market surveillance, member organization regulation and enforcement;

•	the expectations for excellent systems reliability and resiliency to maintain investor trust and confidence;

•	substantial investments in systems capacity to ensure that the market can maintain investor access to the market during very unusual peaks in trading activity; and

•	competitive cost structures for NYSE Group’s systems and operating infrastructure.

Data Centers

To enhance the capacity and reliability of NYSE Group’s systems, it has established data centers located in Boston, Chicago, New York, San Francisco, and Northern New Jersey totaling approximately 125,000 square feet in size. NYSE Group helps ensure the integrity of its data network through a variety of methods, including access restrictions and firewalls. NYSE Group monitors traffic and components of its data network, and it uses an application to detect network intrusions and monitor external traffic. Customer circuits and routers are monitored around the clock and anomalies in customer circuits are reported to its staff and carrier support personnel for resolution.

NYSE Trading Technology

The NYSE’s trading systems include the following major components:

•

Display Book®, which is a high-performance trading system used for automatic quotation of incoming limit orders, is the principal trading system used by specialists under the NYSE Hybrid MarketSM . It also provides a set of tools that are used by specialists and their trading assistants to keep track of all incoming market and limit orders and provide information display, order management capabilities, research tools, trade execution, access to regional exchanges and quote dissemination;

•	SuperDot®, which is a system that processes approximately 99% of electronic market and limit orders received from member organizations and routes them to broker systems or Display Book®;

•	Broker Booth Support System®, which is a full-service order management system supporting straight-through electronic order processing and reporting for member organizations on the floor of the NYSE;

•

Common Message Switch, which provides member organization access to the NYSE’s order processing systems for routing and processing of orders that are destined for the Display Book® system or the Broker Booth Support System®;

•

NYSE e-Broker® Handheld Data Devices, which are mobile wireless handheld devices running the NYSE e-Broker application that permit member organizations on the floor to receive orders, access the Display Book®, report transactions on the floor, and generate messages to customers regarding current market conditions; and

•

SFTISM, a product of SIAC, which offers financial institutions a resilient connection to the NYSE through a diversified set of major telecommunications providers. SFTISM offers designated access points throughout the U.S. and through a highly resilient and redundant infrastructure that routes around failed circuits automatically. Network security is provided by a multi-tier security architecture known as NYSE Common Access Point®, which allows secure external access to all NYSE products and services.

NYSE Arca Electronic Trading Technology

Trading Platform.    NYSE Arca operates its equities electronic trading platform on mid-range servers. NYSE Arca’s industry leading system is designed to accept up to 38,000 orders per second and to provide up to

3,400 simultaneous customer connections. In 2006, its system handled an average of approximately 52.3 million orders daily and approximately 2.8 million trades daily, with a capacity to handle 20.0 million trades daily.

Connection Options.    Customers can connect to NYSE Arca through a wide variety of order management systems, third-party private networks and service bureaus.

Interface options.    NYSE Group offers its customers different ways of interfacing with NYSE Arca, including FIX Gateway Interface and RealTick® Interface. Through the FIX Gateway, its customers can access NYSE Arca using their existing trading system and third-party vendors. The Financial Information Exchange (FIX) protocol is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYSE Arca confirms a customer’s FIX connectivity through NYSE Arca Certification Testing.

Intellectual Property

NYSE Group owns the rights to a large number of trademarks, service marks, domain names and trade names in the United States and other countries. It has registered many of its most important trademarks in the United States and other countries. These include “New York Stock Exchange,” “NYSE,” “The Big Board,” “NYSE Composite Index,” “The World Puts Its Stock In Us,” “Archipelago,” “ArcaEx,” “Archipelago Exchange,” “Pacific Exchange,” and images of the NYSE Trading Floor and building façade. Registration applications for other marks are pending in the United States and in other countries.

In addition, NYSE Group owns a number of registered U.S. trademarks or service marks which are used in its operations. There are also a number of pending applications.

NYSE Group holds the rights to a number of patents and has made a number of patent applications. However, it does not engage in any material licensing of these patents nor are these patents, individually or in the aggregate, material to NYSE Group’s business operations.

NYSE Group owns the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic.

Euronext

Euronext was the first genuinely cross-border exchange organization. Following the merger of the Paris, Amsterdam and Brussels exchanges in 2000, Euronext acquired the London-based derivatives market LIFFE (London International Financial Futures and Options Exchange), and merged with the Portuguese exchange, BVLP in 2002. As a result, Euronext now provides services for regulated cash and derivatives markets in Belgium, France, the UK (derivatives only), the Netherlands and Portugal. It also has (jointly with Borsa Italiana) a major stake in Società per il Mercato del Titoli di Stato (or MTS), the leading electronic market for European wholesale fixed income securities, and sells software and IT trading solutions through its subsidiary GL TRADE, a leading provider of front to back-office trading, clearing and settlement solutions, and AEMS, an associate held 50/50 by Atos Origin S.A. and Euronext under the control of Atos Origin S.A. Euronext integrated its constituent markets based on a horizontal market model designed to generate synergies by incorporating the individual strengths and assets of each local market. This business model covers technological integration, the reorganization of activities into cross-border, streamlined strategic business units (or SBUs), and the harmonization of market rules and the regulatory framework.

Since its creation, Euronext has fostered the consolidation of European financial markets by integrating local exchanges across Europe in order to provide users with a single market that is broad, highly liquid and cost- effective.

Following successful completion in 2004 of a four-year migration, Euronext’s cash and derivatives markets operate on single, harmonized IT platforms, NSC ( nouveau système de cotation ) for cash trading and LIFFE CONNECT® for derivatives. As a result, every market participant now has a single point of access to trading cash and derivatives instruments, respectively. This has also helped to enhance the visibility of listed companies, reduce average trading fees and facilitate the comparison of investments. IT services, including the management of its trading platforms, are provided to Euronext by AEMS, which is a leading global provider of technology services to the capital markets.

The integration of Euronext’s trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext’s cash and derivatives markets, respectively, containing a set of harmonized rules and a set of exchange-specific rules. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to memoranda of understanding relating to the cash and derivatives markets.

Euronext operates as a fully integrated organization of multinational teams based on three cross-border, product-based strategic business units, which are assisted by cross-border central support departments that provide services to the entire group. Each of the strategic business units (Cash Trading and Listing, Derivatives Trading, and Information Services) operates under a single chain of command, and is responsible for activities and staff at all of Euronext’s markets, irrespective of their actual geographic location. The central support departments are responsible for various functions (finance and general service; human resources; legal affairs, regulation, compliance and European affairs; corporate information systems; corporate strategy, etc.) and coordinate matters between the strategic business units.

Euronext’s customers are comprised mainly of exchange organization members and financial institutions that have direct access to trading on Euronext’s markets, companies whose securities are listed on Euronext’s markets and that seek to raise capital, institutional and retail investors who trade on Euronext’s markets, organizations that use Euronext’s technologies and services and users of financial information. As of December 31, 2006, there were 220 members of Euronext’s cash markets and 848 members of its derivatives markets.

Clearing and settlement of trades on Euronext’s markets is effected by LCH.Clearnet and Euroclear, respectively, except for Euronext Lisbon where settlement is currently effected by Euronext’s wholly owned subsidiary, Interbolsa. LCH.Clearnet and Euroclear provide these services pursuant to contractual arrangements with Euronext, which also has a substantial minority shareholding in the former and a small shareholding in the latter. Euronext previously owned its clearing and settlement service providers but gradually divested them through the creation of LCH.Clearnet, which resulted from the merger of Euronext’s former subsidiary Clearnet S.A. and the London Clearing House Limited, and the sale to Euroclear of its national central securities depositories (Sicovam, Necigef and CIK) other than Interbolsa.

In 2006, Euronext was Europe’s largest stock exchange organization in terms of the volume and value of transactions processed through the central order book, the second largest derivatives exchange in Europe in terms of the volume of transactions processed and the second largest derivatives exchange worldwide in terms of the value of transactions processed per day. Thirty-three of Europe’s one hundred largest companies by market capitalization as at December 31, 2006 were listed on Euronext and Euronext was the leading European market for initial public offerings in 2006 by offer value (€21.4 billion).

Recent Acquisitions/Strategic Investments/Alliances

In March 2007, Euronext and the Luxembourg Stock Exchange announced the execution of a Master Agreement (subject to receipt of all required regulatory and competition authorities approvals) formalizing their agreement for mutual cooperation established in a memorandum of understanding between the two parties in 2006. This agreement will lead to the creation of a European Economic Interest Grouping (EEIG) from April 2007, whose first members will be the founders – Euronext and the Luxembourg Stock Exchange. The EEIG’s

purpose will be to develop a shared standard, called LuxNext, for listing and trading corporate bonds through the use and promotion of a comprehensive, integrated solution based on leading-edge technology.

As a result, during the second quarter of 2007, all securities listed on the Luxembourg Stock Exchange will be available on NSC®, the single pan-European trading platform used by all Euronext cash markets. This will give Euronext members access to nearly 40,000 instruments traded on the Luxembourg Exchange, including 29,000 bonds issued by more than 4,000 entities in over 100 countries. In addition, Euronext will adopt the SAGE® services and listing tools used by the Luxembourg market for the listing of corporate debt instruments.

In December 2006, Euronext acquired 100% of Hugin ASA, Europe’s leading provider of technology solutions for connecting companies (listed and non-listed) with their stakeholders, particularly investors and other members of the financial community. Hugin was founded in Norway in 1995 and has ten offices in nine European countries. This acquisition follows the expansion by Euronext into the corporate news distribution market initiated in March 2006 when the French firm Companynews was also fully acquired.

In March 2007, Euronext acquired 51% of SecFinex, a European electronic trading platform for securities lending. SecFinex is an Internet-based service that enables participants to agree to stock loan trades efficiently and anonymously with each other on a price-driven screen.

On March 1, 2007, GL TRADE completed the acquisition of FNX Solutions, a U.S. company specialized in OTC product management solutions for capital markets and hedge funds.

Business Segments

Euronext has seven principal cross-border business segments, as summarized in the table below. Euronext manages its primary business segments on the basis of three cross-border, product-based strategic business units (Cash Trading and Listing, Derivatives Trading and Information Services).

The following information is prepared in accordance with IFRS.

Business Segment	Function	2006 Revenues		% of Total Revenues
		(in millions of euros)
Cash trading	Management of trading in cash instruments	286.9		26.0%
Listing	Listing of cash instruments	55.6		5.0%
Derivatives trading	Management of trading in derivative products	391.6		35.5%
Information services	Sale of market data and related information products	112.0	(1)	10.2%
Sale of software	Provision of electronic trading solutions through GLTRADE	184.6		16.8%
MTS fixed income	Management of trading in government bonds and repos, etc.	24.0	(2)	2.2%
Settlement and custody(3)	Settlement of transactions and the safe-custody of securities	14.6		1.3%
Other		32.9		3.0%

Total		1,102.2		100.0%

(1)	Including the revenues of Companynews.
(2)	Consists of the proportional consolidation (51%) of MBE Holding.
(3)	Included in Post-Trade Services Providers.

Cash Trading

General

Euronext is Europe’s largest cash market based on average daily trades and average daily turnover. During 2006, on an average day, 860,692 trades, valued at €10.6 billion, were executed on Euronext exchanges for all cash instruments while the total number of trades in all cash instruments amounted to 219 million during 2006.

The following tables set forth comparative data regarding cash trading (total market capitalization of listed companies and number of trades conducted via the central order book) on different European exchanges during 2006.

Using Euronext’s electronic trading platform, NSC, Euronext’s members enter trades into a cross-border central order book and have access to equities with a total market capitalization of €2,812 million as of December 31, 2006 issued by issuers in 28 countries. The cash trading business unit comprises trading in equity securities and other cash instruments including funds, bonds, warrants, trackers and structured funds. Euronext generates cash trading revenues by collecting fees charged based on trades made, by number and value. Euronext also charges its members connection fees for access to its NSC trading platform (€12.3 million in 2006). In 2006, Euronext generated cash trading revenues of €286.9 million, or 26% of its total revenues.

Trading Platform and Market Structure

Trading Platform

Cash trading on Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris takes place via the NSC system, Euronext’s common electronic trading platform for the cash market. The NSC system was originally the trading platform for Euronext Paris; Euronext Brussels and Euronext Amsterdam migrated to NSC in 2001 and Euronext Lisbon migrated in 2003. The NSC system is a fully automated electronic trading platform that allows trading members either to route their clients’ orders electronically or to enter orders manually into computer workstations installed on their premises and linked to the NSC system. The NSC system maintains an order book for every traded security, in which it matches buy and sell orders electronically. After a trade has been executed, trade confirmations are sent electronically in real time to the trading members.

Customized versions of the NSC system, which AEMS supplies to other stock exchanges, are currently used by 15 exchanges worldwide (including Euronext’s four cash markets), more than any other trading platform. One of the strengths of the NSC system is its ability to process the wide variety of order types permitted under Euronext’s trading rules, as further described below. The NSC system also includes the ability to combine most of these order types and to execute large orders within a single order book, which allows trading members to adapt their trading strategies and also to increase liquidity. Another strength of the NSC system is its scalability.

Between 2003 and 2005, technology enhancements allowed Euronext to expand the order handling capacity of the NSC system by more than three times and to improve response times by more than 50%. While order and trade volumes have continuously increased on Euronext, the order-handling capacity of NSC, the cash trading platform of Euronext, which enjoyed 100% availability over the year, doubled in 2006. The NSC order latency, already reduced by 50% in 2006, to under 100 milliseconds, is expected to be cut to under 5 milliseconds in 2007.

Harmonized Rulebook and Market Model

Cash trading on Euronext is governed both by a single harmonized rulebook for trading on each of Euronext’s markets in Paris, Amsterdam, Brussels, and Lisbon and by the various non-harmonized Euronext Rulebooks containing local exchange specific rules. Euronext’s trading rules provide for an order-driven market using an open electronic central order book for each traded security; various order types and automatic order matching; and a guarantee of full anonymity both for orders and trades. See “Regulation—European Regulation.” The main features of the Euronext market model include:

•	Order matching and execution. Trading on Euronext takes place on the basis of two trading mechanisms:

•

Continuous trading.    During continuous trading, each incoming order is checked immediately for possible execution against orders already in the central order book to determine whether the new order can be matched against an already-recorded order. Orders in the central order book are executed according to price/time priority at the limit price of orders then contained in the central order book. Continuous trading is advantageous only if there are sufficient orders in the central order book. Accordingly, under Euronext’s trading rules, financial instruments may be traded continuously only if they meet specified liquidity criteria or are traded with the support of a liquidity provider.

•

Auction mechanism.    Under the auction mechanism, orders are not executed immediately, but instead are recorded and accumulated without execution until prices are determined by auction at set times. The auction price is the price that produces the highest executable volume. For securities in which the auction mechanism is the sole basis of trading, the auction method increases the likelihood of matching orders by concentrating orders at a particular moment in time. Under Euronext’s trading rules, less liquid securities are required to be traded in auctions only.

•

Liquidity providers.    For certain segments, Euronext’s trading rules allow for, and in some cases require, the involvement of liquidity providers. Liquidity providers are trading members that agree with Euronext to enter buy and sell orders for their own account in the central order book, with a view to enhancing the liquidity of a given financial instrument. These orders must meet minimum size requirements and the spread (the difference between the prices of buy and sell orders) may not exceed a pre-determined level.

•

Order types.    Euronext’s trading rules permit a wide variety of order types, from “market” orders (orders to execute trades at any price in the central order book until all orders on the opposite side have been executed) and “limit” orders (orders to execute trades at or above (in the case of sell orders) or at or below (in the case of buy orders) certain specified price limits) to more complex orders such as “iceberg” orders and “stop loss” orders (orders stored and automatically triggered by the system when specific prices are reached). Additional order types supported include “fill-and-kill,” “fill-or-kill,” “minimum-quantity,” “must-be-filled,” “market-to-limit”/”market-on-opening,” “stop-limit” and “stop-loss.” Certain of these order types add additional liquidity to the market. For example, the ability to place iceberg orders (which are large orders displayed in smaller parts) allows investors that do not wish to reveal the exact volume of securities they wish to buy or sell to nevertheless place their orders in order to keep their price privacy in the order book. It is unlikely that such orders would be placed if the full volume of the orders were revealed, due to the effect that such information might have on the market (the market moves against the large order). Euronext also offers the possibility to match, directly in the order book, guaranteed cross-trades, i.e. , the possibility to organize a trade between two internal accounts (house or client orders).

•

Trading outside the central order book.    Euronext’s trading rules permit market participants to execute certain trades, including block trades or VWAP trades, outside the central order book. Off-order book trading can facilitate trades that are particularly large or enhance off-hours trading capabilities. Using this option, market participants can carry out mutually agreed trades that do not have to be routed through the central order book and that can be carried out at any time of day. The Euronext rulebook specifies minimum transaction sizes for block trades as well as price ranges relative to specified prices displayed in the central order book. Although executed off-order book, these trades executed in accordance with the Euronext rulebook are considered to be executed on one of Euronext’s regulated markets and are required to be immediately reported using Euronext’s trade confirmation system.

•

Trading safeguards.    To avoid undesired volatility, if any order entered in the central order book would cause the price of any security to cross a specified threshold, the NSC system triggers automatic trading interruptions to ensure fair and orderly trading. In continuous trading, the member that entered the order that triggered the trading suspension is provided a time window within which it can confirm the pending balance of its order. Absent such confirmation, the balance of the trade is cancelled.

Products Traded

Euronext’s cash trading markets accommodate trading in a wide variety of cash instruments, including:

•

Equities.    Euronext is Europe’s largest cash equities market in terms of average daily trading volume. During 2006, on an average day, 821,545 shares, valued at €10.2 billion, were traded on Euronext for equities. As of December 31, 2006, customers using Euronext’s NSC trading platform could execute trades in the stock of 1,210 companies located in 28 countries.

•	Funds. As of December 31, 2006, members could execute trades in over 287 investment funds.

•

Trackers.    Euronext has developed a special product segment, NextTrack, that is dedicated to trading in trackers, also known as Exchange Traded Funds, or ETFs. As of December 31, 2006, members could execute trades in 160 trackers linked to 75 different indices. Trackers are open-ended investment funds that track an index or replicate the performance of an index or a basket of shares, and are traded on Euronext in the same way as ordinary financial instruments. Originally focused on European large caps including geographical and sector indices, the range has gradually been extended to other asset classes such as bonds and real estate. Different investment styles have also been integrated with the addition of trackers on small and mid-caps and social responsibility indices, along with new geographical regions including Japan and emerging markets.

•

Structured funds.    In 2006, Euronext listed its first structured funds, which allow investors to combine management techniques such as leverage and guaranteed principal with the benefits of listing. As of December 31, 2006, members could execute trades in seven structured funds linked to three different indices, which form part of the NextTrack segment.

•

Warrants & Certificates.    Via NextWarrants, Euronext’s market segment dedicated to warrants, warrants on approximately 300 underlying instruments were available as of December 31, 2006. NextWarrants trades are executed on a specific module of the NSC trading system, NSC-Warrants, a dedicated platform that takes into account the specific market structure of warrants.

•	Bonds. A broad selection of bonds is traded on the Euronext platform, such as corporate (including convertible) bonds and government bonds. As of December 31, 2006, 3,366 bonds were listed.

Trading Members

As of December 31, 2006, 220 members from 12 countries were eligible to trade on Euronext’s cash markets. The majority of the members are based in Euronext’s marketplaces, while remote members are mostly found in the United Kingdom and Germany. Between 2002 and 2006, the share of cross-border trading on Euronext marketplaces (i.e., trades originating from members not located in the corresponding country) increased from 9.0% to 24.0%. The following table shows the evolution in cross-border trading between 2002 and 2006:

Cross-border trading between 2002 and 2006:

Market Position and Competition

Euronext provides cash equity trading services in respect of Belgian, Dutch, French and Portuguese-listed equities, and in respect of such services does not face significant competition from any other stock exchange. Inter-exchange competition is marginal and inherently limited by the circumstance that trading in individual equities is typically concentrated on a single exchange, generally the domestic exchange on which the equity was initially listed.

While the competitive constraint exercised by other exchanges is limited, Euronext faces significant and growing competition from trading services provided by a wide array of alternative off-exchange trading venues. Euronext faces competition from large brokers and customers, who have the ability to divert trading volumes from Euronext in one of two ways. First, large banks may assume the role of principal and act as counterparty to orders originating from retail investors, thus “internalizing” order flow that would otherwise be traded on an exchange. Second, banks and brokers may enter into bilateral trading arrangements by matching their respective order flows, thus bypassing the trading platform Euronext provides. Furthermore, Euronext competes with an array of automated multi-lateral trading platforms, such as ITG/Posit, E-crossnet, and Chi-X. The competitive significance of these various alternate trading venues is likely to increase substantially in the future, with the regulatory environment in Europe becoming more hospitable to off-exchange trading as a result of the reforms contained in MiFID. MiFID will come into effect on November 1, 2007, although individual EU Member States are required to incorporate MiFID into their domestic legal regimes by January 31, 2007. See “Risk Factors—Risks Relating to NYSE Euronext’s Business—The implementation of the European Directive on Markets in Financial Instruments, or MiFID, may accelerate the development of off-exchange trading in Europe, which may harm NYSE Euronext’s competitive position.”

Listing

General

Euronext’s listing business manages the admission of new securities to its markets. As at December 31 2006, 33 of the top 100 European companies by market capitalization (FTSEurofirst 100 index) were listed on Euronext. In 2006, €21.4 billion in offering proceeds was raised in 142 initial public offerings on Euronext.

Euronext’s exchanges list a wide variety of securities, including non-U.S. and domestic equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. Representatives of the listing business work with domestic and international candidates as well as their financial intermediaries and manage their files until the first day of listing. Once a security has been admitted to listing, Euronext handles all of the corporate events related to the security and produces notices for the market.

At the end of 2006, 1,210 companies were listed on Euronext, of which 954 were based in one of Euronext’s home markets. The remaining 256 listed companies are registered elsewhere and chose Euronext as their primary European market for raising capital. Intent on becoming the gateway to the eurozone, Euronext is focused on increasing its share of these “non-domestic” listings in the future.

Euronext generates listing revenues when securities are admitted to listing for the first time. It also generates revenues by charging admission fees to companies that wish to issue additional shares or other financial instruments, and by charging annual listing fees to companies listed on its markets. In 2006, Euronext generated €55.6 million in listing revenue, or 5% of total revenues.

Organization of Listed Companies

EU Regulated markets: Eurolist

In 2005, Euronext created a single list, Eurolist by Euronext, to encompass all of its regulated national markets. The three main markets of Paris (Premier Marché, Second Marché and the Nouveau Marché ) were merged into Eurolist by Euronext in February, followed by corresponding steps in Amsterdam, Brussels and Lisbon in April. Issuers still choose an initial entry point (Paris, Amsterdam, Brussels or Lisbon) for the listing of their securities, which has important regulatory consequences, but once admitted these securities are then accessible from all Euronext markets through Eurolist.

As part of their admission to Eurolist by Euronext, all companies are placed in market segments based on their market capitalization, in order to enable investors to distinguish easily between large, medium-sized and small companies (capitalizations of over €1 billion (Segment A), between €150 million and €1 billion (Segment B), and below €150 million (Segment C), respectively).

Sector classifications

Every company listed on Euronext (and other financial markets) is assigned a standardized sector classification based on its activities. In 2005, a new classification system, the Industry Classification Benchmark, was launched by the FTSE and Dow Jones Indices to replace the FTSE Global Classification System. The new Industry Classification Benchmark system came into force on Euronext’s markets on January 2, 2006 following a transitional period.

Market segments

Euronext offers listed companies that meet specified criteria the opportunity to become members of its market segments, primarily for marketing purposes. The market segments are separate from the industrial sector classification received by each listed company. Listed companies are not required to be included in one of Euronext’s market segments, but may opt in through an inclusion agreement. These market segments include NextEconomy® (which consists of companies whose core business lies in new technologies) and NextPrime® (which consists of companies from traditional sectors of the economy). To be admitted to membership in the NextEconomy and NextPrime market segments, an issuer must meet specified financial transparency requirements (including a requirement to publish accounts in English and in accordance with IFRS) and satisfy (e.g., via a market maker) the liquidity conditions to be eligible for continuous trading.

Indices

Euronext compiles and promotes indices to enhance the profiles of issuers listed and products traded on its exchanges and to increase trading revenues, in particular national indices.

Alternext and other tailored solutions for SMEs

In May 2005, Euronext launched Alternext Paris, an innovative market tailored to the needs of small to medium-sized companies, or SMEs, which was followed by the launch of Alternext Brussels in June 2006 and Alternext Amsterdam on November, 2006. Alternext is expected to be launched in Lisbon in 2007. Alternext is governed by the respective local legal framework and a body of rules laid down by the market operator, Euronext, and applicable to all participants. It is not a regulated market, as defined by MiFID, but provisions equivalent to those set forth in the European Market Abuse Directive nevertheless apply to trading on Alternext for the benefit of investors. From Alternext’s launch in May 2005 through December 31, 2006, 75 companies were listed on Alternext, of which 57 were listed in 2006. These companies do business in a variety of sectors, ranging from software and internet services to electronics and real estate. Key features of the Alternext market include:

•	Alternext is open to SMEs from all sectors of the economy, so long as they can present at least two years of financial statements.

•

Companies listing on Alternext can make their initial listing in connection with a public offering pursuant to a prospectus approved by the competent EU authority. They can also directly list their shares on Alternext in connection with a private placement via an information document, so long as the private placement was made in the two preceding years of an initial listing and involved placing at least €5 million with at least five qualified investors.

•	For a public offering, the minimum free float after listing is only €2.5 million. For a private placement, the minimum free float after listing is €5 million.
•

Companies seeking a listing on Alternext must engage the services of a listing sponsor, both in the run-period prior to initial listing and while they remain a listed company. The listing sponsor declares to Euronext that it will ensure that listed companies meet their disclosure requirements for Alternext and guides and counsels the listed company and in France the listing sponsor makes a contractual commitment to Euronext to ensure that listed companies meet their disclosure requirements.

•

Companies listing on Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Eurolist. For a description of these requirements see “—Listing Standards.”

Other efforts to promote trading in the securities of SMEs include:

•

Euronext has introduced small and mid-cap expert status to promote analysis of SMEs (segments B and C of Eurolist, and Alternext) and enhance their liquidity. Euronext grants small and mid-cap expert status to brokers meeting specific research, marketing and promotion requirements relating to small and mid-caps.

•

In 2005, Euronext launched a new line of indices especially for SMEs in Amsterdam, Brussels and Paris. More recently, in September 2006, Euronext launched an all share index for Alternext including all the stocks listed on Alternext Paris, Brussels and Amsterdam.

Listing Standards

Through close cooperation with the regulators of the financial markets in each of the EU member states where Euronext operates, Euronext has adopted a harmonized rulebook that sets out a unified set of listing standards with which issuers must comply, regardless of which of Euronext’s markets (Paris, Brussels, Amsterdam, Lisbon) is chosen as the entry point. These harmonized listing standards and the local applicable rules from Euronext Rulebook II set forth the criteria required for the listing of securities on Euronext’s exchanges, as well as ongoing requirements, particularly with respect to financial reporting. The following chart summarizes certain of the applicable listing standards.

	EUROLIST	ALTERNEXT
Nature of Market	EU Regulated Market	Alternext-Regulated Market

Target Issuers	Blue Chip and Mid-Cap	SMEs

Initial Listing Transaction	Public offering	Public offering	Private Placement

Offer Document	Prospectus	Prospectus	Offering Circular

Free float requirement	25% of outstanding securities; or 5% of capital amounting to at least €5 million	At least €2.5 million	At least €5 million

Sponsor	Yes	Yes

Listing Agent	Yes	No

Years of Accounts Required	3 years audited, half year interims (reviewed) required if more than 9 months after end of fiscal year	2 years, most recent year audited, half year interims required if more than 9 months after end of fiscal year

Accounting Standards	IFRS	Local GAAP permitted

Shareholder reporting thresholds	Varies per country	50%, 95%

Ongoing Financial Reporting	Annual audited accounts, reviewed six month accounts	Annual audited accounts, six month unaudited accounts (no review necessary)

Each year, a number of companies cease to be listed on Euronext, as a result of both normal corporate actions, such as mergers and acquisitions, and a desire on the part of some companies, in light of continued European integration, to reduce the number of exchanges on which they are listed given the related regulatory commitments. New listings on Euronext have helped to offset partially these delistings.

Market Position and Competition

Euronext provides primary and secondary listing services to issuing companies, with the level of competition in respect of each service varying significantly. In relation to the provision of primary listing services to issuers based in Euronext’s home markets, Euronext does not face significant competition. Most issuing companies seek to list their shares only once, on their relevant domestic exchange. Accordingly, Belgian, Dutch, French and Portuguese companies typically obtain a primary listing on the relevant regulated national exchange operated by Euronext, and are admitted to trading either on Eurolist by Euronext, or, in the case of certain small- to medium-sized companies, Alternext. There are no rival regulated exchanges offering primary listing services in Euronext’s home territories, and therefore no material competition in respect of those issuing companies seeking primary listings that are situated in Euronext’s home markets, except for MEDIP, a regulated market operating in Portugal by MTS Portugal that provides a platform for the wholesale trading between specialists of Portuguese government bonds.

Euronext competes with other exchanges worldwide to provide secondary listing services to issuing companies located outside Euronext’s home territories, and primary listing services to those companies that do not have access to a well-developed domestic exchange. With its presence in five European national markets, and its cross-border integrated exchange model, Euronext is the natural gateway to the Eurozone, providing issuing companies with access through a single point of entry to a broad European investor base. As such, Euronext competes primarily with those other continental European exchanges that offer access to the Eurozone capital pool.

Euronext expects that competition to provide primary and secondary services to non-European issuing companies will intensify in the future, with Euronext having launched market initiatives in several key developing markets, including China, Russia and Israel, in 2005. For example, in September 2006, Euronext and the Shanghai Stock Exchange signed a memorandum of understanding designed to increase their cooperation. In particular, the parties will study the possibility of distributing certain of their respective products in China and on the Euronext markets. The two stock exchanges will also share information regarding products and services, the financial and regulatory environment and practices in force within their respective markets, as well as technological aspects, in order to contribute to their development. As Euronext continues to target issuing companies located in developing markets, it will likely compete more vigorously with exchanges globally.

Derivatives Trading

General

Euronext.liffe is Euronext’s international derivative markets business, comprising derivative markets in Amsterdam, Brussels, Lisbon, London and Paris. Euronext.liffe is the second largest derivative market in Europe by volume, and the second largest in the world by average daily value of trading. During 2006, average daily volume was 2.9 million contracts valued at almost €1.4 trillion. 730 million contracts were traded on Euronext.liffe in 2006. The total value of contracts traded on Euronext.liffe was €365 trillion in 2006.

Through a single electronic trading platform (known as LIFFE CONNECT®), Euronext.liffe offers a wide and growing range of derivative products to customers in 31 countries. The roll-out of LIFFE CONNECT®, which was originally the trading platform of LIFFE, was effected in 2003 and 2004 across all of Euronext’s derivatives markets. Through this platform, Euronext.liffe offers customers sophisticated trading in a wide range of interest-rate, equity, index, commodity and currency derivative products. Moreover, customers who might normally use the OTC market to trade equity derivatives can also now trade cheaply and efficiently using one or more of Euronext.liffe’s three new wholesale services—Afirm, Bclear and Cscreen—launched in 2005, as described below.

Euronext’s revenue from derivatives trading on LIFFE CONNECT® consists of fixed per-contract fees for the execution of trades of derivatives contracts (futures and options, including equity, commodity and interest-rate derivatives) on Euronext.liffe. Revenues therefore depend on the number of contracts traded on Euronext.liffe and fees charged per contract. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Euronext” for further information. In 2006, derivatives trading revenues were €391.6 million, or 35.5% of Euronext’s total revenues.

Trading Platform and Market Structure

LIFFE CONNECT® is the central electronic trading platform for Euronext’s derivative markets. Initially developed in 1998 with customers and selected independent software vendors to replace LIFFE’s open outcry trading floor with a fully electronic market, reflecting the benefits of the trading platform, LIFFE CONNECT® is now used not only by Euronext.liffe’s derivative markets in Amsterdam, Brussels, Lisbon, London and Paris, but also by other exchanges including the Chicago Board of Trade (CBOT), the Kansas City Board of Trade (KCBT), Minneapolis Grain Exchange (MGEX), Winnipeg Commodity Exchange (WCE) and Tokyo Financial Exchange (TFX).

LIFFE CONNECT® features an open system architecture. An Application Program Interface (API) allows users to build or purchase trading or view-only applications to suit their specific business needs. Traders commonly do this via one of the many front-end trading applications that have been developed by independent software vendors (ISVs). These applications are personalized trading screens that link the user to the market via a chosen network. This offers the potential to integrate front/back office trading, settlement, risk management and order routing systems.

Key features of the LIFFE CONNECT® trading platform include:

•

Capacity, performance and scalability.    LIFFE CONNECT® has been designed to handle significant order flows and transaction volumes and to be scalable. Between 2003 and 2005, technology enhancements resulted in a more than five-fold expansion of the order handling capacity of the LIFFE CONNECT® system, and further enhancements took place in 2006 leading to a doubling of order handling capacity as compared to the level achieved at year-end 2005. A further threefold increase in capacity in 2007 is planned

•

LIFFE Market In Depth.    LIFFE CONNECT® disseminates the full order book to all trading clients. Users are continually notified of all active orders in the central order book, making market depth easy to monitor. Furthermore, the Euronext liquidity provider system (“ELPS”) delivers full screens and tight spreads for all series, delivering deep liquidity and enabling investors to enter and exit the market easily.

•

International distribution network.    LIFFE CONNECT® is available in the world’s major financial centers with approximately 800 sites trading on the system in 31 countries, covering all major time zones.

•

Matching.    Orders can be matched either on a price/time or pro rata basis, configurable by contract with transacted prices and the aggregate size of all bids and offers above and below the market updated on a real-time basis.

•

Wide range of strategies and order types.    It is possible to trade a wide range of order types and strategies on LIFFE CONNECT®, providing flexibility and increased trading opportunities. LIFFE CONNECT® offers a large choice of strategy trading with implied pricing, to maximize derivatives liquidity. The range of strategy-types offered at host level includes six futures strategy types with implied in and out prices on calendar spreads, butterflies, strips, packs, bundles and condors, as well as 40 options strategies. LIFFE CONNECT® also offers 20 delta neutral strategy types. Offering this full range of strategy markets at the trading host level reduces ‘legging risk’ and lowers the cost of trading.

Products

Interest rate products

Euronext.liffe’s core product line (in addition to equity option contracts, described below) is its portfolio of short-term interest rate contracts. Short-term interest rate contracts enable users to manage the risks associated with interest rate fluctuations in the world’s major currencies, from anywhere between three months to five years into the future. Euronext.liffe’s main products within this range are based on the euro and sterling interest rate. Trading volumes in Euronext.liffe’s flagship product in this area, the Euribor Contract, have grown as the euro has increasingly established itself as a global reserve currency.

Equity products

Equity options enable holders to hedge against, or speculate on, changes in share prices. More than 400 European equity options (including options on shares not listed on Euronext) can be traded on Euronext.liffe, making the exchange a leading market for equity options trading worldwide. Equity options trading has historically been particularly active at Euronext Amsterdam. The successful full- screen market model, which now characterizes this equity options market, is currently being rolled out to the other Euronext.liffe centers.

Equity index products

Equity index derivatives allow holders to hedge against, or speculate on, changes in the future level of a particular index, the investor paying or receiving a cash sum representing its loss or gain on the future or option. Euronext.liffe’s equity index derivatives allow customers to hedge against fluctuations in a range of European stock market indices and the European equity market as a whole.

Commodity products

Commodity derivatives allow holders to hedge against changes in the price of a number of commodities, including agricultural products such as wheat, corn, rapeseed and soft products such as cocoa, sugar and coffee. Euronext.liffe is a leading provider of soft and agricultural commodity derivatives, and is the only exchange to offer commodities globally on an electronic trading platform. Volumes have grown strongly in recent years, as investors seek to use commodities to help diversify their portfolios.

Currency products

Currency derivatives allow investors to speculate upon, or protect themselves from, changes in the exchange rate between two currencies. Trading in currency derivatives on Euronext.liffe has declined significantly in recent years following the introduction of the euro.

OTC products

In 2005, Euronext.liffe launched three integrated services designed to provide straight-through-processing from pre-trade price discovery to post-trade registration, administration and clearing of wholesale equity derivatives trades. Together, these new services offer a flexible, secure, simple and cost-effective way of conducting wholesale equity derivatives trades. The three services include:

•

Afirm.    Afirm is an “off-exchange” post-trade matching service offering affirmation or matching through to confirmation for OTC equity derivatives transactions. Afirm is designed to allow equity derivative market participants to reduce costs through the automation of manual processes and to reduce operational risk through real-time confirmation. Benefits offered by the service include automated trade confirmation, FpML messaging capability, and flat fees per trade confirmed through the service, irrespective of the size of the transaction.

•

Bclear.    Bclear provides OTC equity derivative market participants a means of registering, processing and clearing wholesale equity derivatives within the secure framework of an exchange and clearing house. Through Bclear, users can register OTC business for trade confirmation, administration and clearing as an exchange contract, while retaining the flexibility to specify contract maturity, exercise price and settlement method on futures and options on 650 European blue-chip stocks and 12 indices.

•	Cscreen. Cscreen is a dynamic application that enables brokers and traders to post and respond to “Indications of Interest” (IOI) for wholesale equity derivatives.

Trading members

Trading members in Euronext’s derivative markets are either dealers or brokers. Trading members can also become liquidity providers. Liquidity providers enter into agreements with Euronext, specifying their responsibilities. Liquidity providers are able to place several series of bulk quotes in one order, allowing trading members to send buy and sell orders for many contract months using only one message. If a trading member is disconnected from the trading system, all of its quotes (except good-till-cancelled orders) will be automatically cancelled by the system through a bulk cancellation function.

Market position and competition

Euronext.liffe competes with a number of European derivatives exchanges, most notably Eurex, the derivatives platform operated by Deutsche Börse, as well as the OTC markets. The overwhelming majority of derivatives transactions are executed OTC, and the ability of customers to switch trading volumes OTC exercises a significant competitive constraint on Euronext’s activities.

Information Services

General

Financial information is essential for exchange trading. Accordingly, Euronext’s Information Services business unit distributes and sells market information to data vendors (such as Reuters and Bloomberg) and financial institutions and manages over 200 national and international indices. Its core activity is the distribution of real-time market data. The real-time information is subject to fees, to be paid by vendors and users. Delayed data, data that is at least 15 minutes old, is currently provided free of charge. Furthermore, the Strategic Business Unit (“SBU”) offers analytical services used for trading algorithms and analyses and provides information about corporate actions of securities listed on Euronext.

Information Service’s revenues consist of fees charged to a variety of users for the use of Euronext’s real-time market data services. In addition, Euronext charges data distributors license fees for the right to distribute Euronext data to third parties and service fees for their direct terminal connections. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Euronext” for further information. In 2006, Euronext Information Services generated revenues of €112 million, including its subsidiary Companynews, or 10.2% of Euronext’s total revenues. A significant proportion of these revenues came from monthly end user fees, which are collected by data distributors based on the level of end user usage they report to Euronext.

In 2006, the SBU acquired Companynews and Hugin. The two companies have leading positions in the field of news distribution and investor relation services in Europe and are to be integrated into one independent entity, a full subsidiary of Euronext. The integrated new company will enhance Euronext’s presence in the market for corporate news distribution, broadening its range of services for listed and unlisted companies.

Real-time Market Data

The main activity of the Information Services’ SBU is the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on the cash and derivative markets of Euronext, as well as information about Euronext’s indices. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indices), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private).

The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector. The SBU charges fees for the dissemination of data; an annual connection fee is charged to receive data directly from Euronext. A license fee is applicable when real-time data is redistributed. In addition, license holders pay a monthly fee based on the number of end users receiving data from them and the information product subscribed to. As of December 31, 2006, the SBU had 177 license holders, and approximately 207,000 of Euronext real-time information products were viewed by end users. Many other users receive the same market data with a delay of 15 minutes.

The consolidation of all Euronext market data into one feed – Euronext Market Data Solution (EMDS) – was completed in February 2006. Further enhancements and continued growth of the system’s capacity were realized in the rest of the year to cope with the soaring data volumes, particularly caused by derivatives, which was partly due to the successful rollout of the ELPS (Electronic Liquidity Provider System) model to Brussels and Paris.

Other Information Products

In addition to real-time market data, Euronext provides the following additional market data services:

Historical and analytical services

•

Historical market data covering all Euronext’s markets.    This service, called NextHistory, is aimed at professionals in the financial industry. NextHistory gives customers online access to historical market data via www.databyeuronext.com or via DVD. It offers a choice between end-of-day and intraday market data on both equities and derivatives for all of Euronext’s markets, in some cases going back as far as the early 1980s.

•

Daily updates about the composition of all Euronext indices.    Euronext has developed a product called Index File Service for traders, asset managers, structured product desks, analysts, professional investors, vendors and others that rely on up-to-date index information for activities including trading, fund management, research, data dissemination and risk management. Euronext’s subscribers pay a fee to receive daily information on the exact composition and weighting of indices as well as precise details of changes in index levels and the closing prices of constituent shares.

Referential and Corporate action services

•

Market snapshots.    This service provides full market overviews at fixed times every trading day. Various services are available and are aimed at vendors and professionals in the financial industry. A more harmonized version of this service is scheduled to be launched in 2007.

•

Corporate actions.    The Information Services SBU provides information concerning corporate actions to the market. This product has benefited from the harmonisation and integration of the processing of corporate actions within Euronext. The development of this referential data product will continue in 2007. The product will include corporate actions products in machine and non-machine readable formats.

Official Lists

The Information Services business unit publishes a number of daily official price lists, such as the Cote officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.

Indices

Through its subsidiary, Euronext Indices B.V., Euronext markets, maintains and improves existing indices and develops new ones when added value for market participants is identified. Companies listed on Euronext are indexed according to size, segments and sectors, per national market as well as Euronext wide. Apart from these proprietary indices, Euronext also maintains and develops customised indices with or for clients, not necessarily based on Euronext listings only. The use of these indices is diverse; from derivatives trading to enhancing the profile of listed companies, issuing index-linked products and market analysis.

Euronext maintains over 200 indices, including the flagship AEX®, BEL 20®, CAC 40®, PSI 20® and Euronext 100® indices. Euronext’s primary indices are set forth in the following table:

	Euronext Amsterdam	Euronext Brussels	Euronext Lisbon	Euronext Paris	Euronext wide
Blue chip	AEX	BEL 20	PSI 20	CAC 40	NextCAC 70
Euronext 100
CAC Next 20

Midcap	AMX	BEL Mid		CAC Mid 100	Next 150
SBF 120 (*)
SBF 80
CAC Mid & Small 190

Small cap	AScX	BEL Small		CAC Small 90

Specialised sector/segment Indices				CAC IT	NextPrime
				CAC IT 20	NextEconomy
Alternext (**)

All Share Indices	AAX	BAS	PSI Geral	CAC AllShares
SBF 250

Sector Indices (All share)	Dutch ICB Industries & Sectors indices	Belgian ICB Industries & Sectors indices	Portuguese ICB Industries indices	French ICB Industries & Sectors indices

(*)	Includes CAC40 stocks.
(**)	Launched in 2006.

Corporate news distribution and Investor Relations services

In 2006, Information Services acquired Companynews (March 2006) and Hugin (December 2006) in order to meet the demand for specialised services in corporate news distribution resulting from the European Transparency Directive that became effective in January 2007. This Directive requires that listed companies adhere to minimum requirements in disclosing price sensitive information. In order to do so, most of these companies are expected to outsource their needs to a specialized service provider.

The integration of these two European leaders in news dissemination services reflects the SBU’s strategy to develop services for listed and unlisted companies in the field of news distribution and investor and public relation services and strengthen its position in the corporate news distribution market.

Sale of Software: GL TRADE

General

GL TRADE, a subsidiary of Euronext, is a global provider of front to back-office solutions for international financial institutions on both the buy side and the sell side. GL TRADE’s software and proprietary network give GL TRADE’s customers real-time access to more than 120 electronic markets around the world and link participants in the international financial community. Using GL TRADE’s products and services, its customers can trade shares, bonds, commodities and derivative instruments, view comprehensive financial information and automate all of their order flow from the front to the back office. GL TRADE serves over 750 major financial institutions.

GL TRADE has been listed on Eurolist by Euronext in Paris since 1999 and has been included in the Next Economy segment since the segment’s launch. It had a market capitalization of approximately €360 million as at December 31, 2006. As the owner of approximately 40% of GL TRADE’s shares, both directly (9.3%) and indirectly via a 55.8% shareholding in a company (Financière Montmartre) that holds 55.2% of GL TRADE’s shares, Euronext is GL TRADE’s major shareholder and consolidates the financial statements of GL TRADE into its own financial statements. In addition, the founders of GL TRADE have been granted a put option on up to 10.5 % of GL TRADE share capital as at June 30, 2004. The option can be exercised at any time after February 28, 2006 and the exercise price has been set at the average market value of the previous 40 trading days, less 1 euro. In 2006, Euronext’s revenues from GL TRADE amounted to €184.6 million, or 16.8% of Euronext’s total revenues.

Products and Services

GL TRADE has developed a range of front-to-back office solutions and services to meet the needs of the financial community. GL TRADE’s offering is structured around six business lines, consisting of:

•	Front Office Solutions (GL TRADE’s historical core business);

•	Buy Side Trading Solutions: GL FAST;

•	Post Trade Derivatives;

•	Back Office Securities;

•	Cash and Risk Management: TRADIX; and

•	Banking Risk: Fermat.

Front Office Solutions

GL TRADE offers its clients GL STREAM™, the first straight through processing solution for multiple listed security types (equities, futures, options, commodities, forex and bonds). The system offers automated handling and real-time optimization of all processes involved in managing a market order.

GL STREAM™ covers trading and order management and market connectivity. It has been developed with an open architecture and a flexible infrastructure that can operate either on the client’s site or on an ASP model. GL STREAM™ is fully compatible with third-party applications via the FIX (Financial Interface eXchange) protocol, and, for clients seeking the best possible performance, via APIs (Application Protocol Interface).

Trading and order management.    Volumes traded on financial markets are constantly growing. Client needs are therefore evolving towards more powerful order management and trading solutions. In addition, the future implementation of new regulations in the U.S. (Reg. NMS) and in Europe (MiFID) will require brokers to make strategic choices in terms of best execution, order internalization and reporting. The GL STREAM™ Workstation combines client orders and market orders on a single screen (with 500,000 listed products viewable on a single screen, along with visualization of a full range of market data). A wide range of fully integrated modules facilitates the execution of complex orders.

Market connectivity.    Traders can access electronic financial markets via GL GATEWAYS, which are directly connected to the central systems of markets. GL TRADE offers broad access to centers of liquidity: 120 electronic markets worldwide, including 68 equity and bond markets and 52 derivatives markets, including commodities. Continuous efforts to optimize order-processing servers have made it possible to transfer an order to the market in under three milliseconds, with the ability to place 6,000 orders per second in each market.

Market data and content.    GL TRADE’s market information service supplies essential financial information directly to users’ screens. It offers, in real time, data from specialist information providers (AFP, AFX, Dow Jones, S&P MarketScope, Trading Central, etc.) and from connected markets: real-time pricing, order books and market depth. It includes all U.S. data flows (Nasdaq/INET, the NYSE, NYSE Arca, Inc., The NASDAQ Market Center) in particular.

GL NET: A dedicated network for order routing and transmission of financial data.    GL NET is a dedicated international private network serving clients in the financial services industries. It enables real-time trading in all types of financial securities on 120 cash, derivative and OTC markets. Designed with an open architecture, it can be accessed not only through GL TRADE workstations by both buy siders and brokers, but also via FIX applications or third-party systems. The GL NET network links the main members of the financial community with the growing number of buy side users. The network provides its members with optimal levels of security, reliability and availability for the transmission of orders. Its large bandwidth ensures an average speed for order routing of 0.25 seconds worldwide, with no loss or distortion.

Buy Side Trading Solutions: GL FAST.    GL FAST offers the buy side community the GL WINWAY workstation. This links the recognized benefits of the GL WIN platform with the features of GL XLS, an analytical module designed for clients that use Excel to manage their orders. This solution enables buy side clients to develop trading strategies and to forward their orders to several brokers. GL WINWAY provides all buy side trading functionality, such as market access and algorithmic trading. This solution is also available as an ASP offering.

Post Trade Derivatives: post-trade management for derivatives markets.    Post trade solutions provide automated real-time management of the entire deal settlement process and manage the allocation and delivery of all necessary information to the back office. The acquisition of Ubitrade in December 2004 enabled GL TRADE to integrate a dedicated listed derivative market back office solution within its existing product range. GL TRADE is currently able to offer full and integrated solutions from front office to back office on listed derivatives markets. This integration has also led to the creation of a wholly ASP front to back solution, which will enable faster deployment for new members.

Back Office Securities: post-trade management for equity and bond markets.    The acquisition of MSTS’ back office business in late 2003, and that of Oasis in July 2005, have enabled GL TRADE to integrate sophisticated electronic back office solutions for equity and bond markets into its product offering. These provide management of settlement and delivery data flows with international custodians, calculation of provisional cash balances and associated borrowing-lending functions. Oasis has also added connection to U.S. clearing houses and settlement agents to its offering, which includes the production of information required under local laws.

Cash and risk management: TRADIX.    The TRADIX business line offers French and international banks and major companies effective cash management and risk hedging solutions. Following the strong sales performance of TRADIX in 2006, particularly in France and the Middle East, GL TRADE plans to seek similar success in other regions, drawing on the strength of GL TRADE’s sales networks and the synergy identified with trading and order management products.

Banking risk management: Fermat.    GL TRADE is the sole distributor in Germany of Fermat banking risk management products. These help calculate regulatory solvency ratios, produce simulations and supply regulatory authorities with the information required under the Basel II rules.

Customers

GL TRADE sells its products and services primarily to large international financial institutions that use its solutions in connection with their brokerage activities. GL TRADE has approximately 750 clients (excluding individual GL multimedia clients). Sell side clients account for approximately 70% of the total and buy side clients for approximately 20%. Back office clients make up most of the remaining balance. Approximately 60% of GL TRADE’s clients are equities specialists and 20% are derivatives specialists.

Market Position and Competition

GL TRADE’s business can be split into four main competitive segments: order processing, electronic trading networks, provision of financial information to financial institutions and settlement-delivery systems. GL TRADE’s order processing systems for equity markets compete with those offered by Orc Software, SunGard, Royal Blue and RTS. For derivatives markets, GL TRADE’s main competitors are Patsystems, NYFIX and

Trading Technologies. In electronic trading networks, GL NET faces competition from companies like Bloomberg and Reuters as well as financial institutions that develop solutions in-house. In the derivatives back office market, GL TRADE competes with the market leaders, Rolfe & Nolan and SunGard. TRADIX, which faces competition from numerous other companies, has made a strategic decision to focus on the specific niche of corporate cash management teams. On the buy side market, GL TRADE’s flagship product, GL WINWAY, faces competition primarily from very large brokers and from Trading Screen. Companies such as Flextrade and Portware pose the main challenges in algorithmic trading, sometimes known as execution management systems.

MTS

Euronext currently owns 51% of an Italian joint venture entity, MBE Holding, that owns 60.37% of the voting shares of Societa per il Mercato del Titoli di Stato (which is referred to in this document as MTS), which is a leading electronic trading platform for European fixed-income securities, particularly government bonds. Borsa Italiana owns the other 49% of MBE Holding as at December 31, 2006. Euronext proportionally consolidates MBE Holding in its accounts. MTS generated total revenues of €59.3 million in 2006, up 1.9% on 2005. Euronext consolidated MTS for one month in 2005 following its acquisition by MBE Holding, recording consolidated revenues from MTS of €1.4 million.

Overview of MTS

MTS is a regulated electronic exchange for government bonds and other types of fixed income securities. MTS is authorized to conduct these activities by Italy’s Ministry of Economy and Finance and is regulated by the Bank of Italy and the Commissione Nazionale per le Società e la Borsa (CONSOB), the Italian stock market regulator. Since the adoption of the Euro in 1999, MTS has covered the national debt markets of every EU member state as well as government bond markets of other countries. The MTS market model uses a common trading platform for all domestic marketplaces, while corporate governance and market supervision are based on the respective national regulatory regimes. The MTS Group today covers over 30 marketplaces through various companies and continues to expand its geographic scope. In 2005, MTS signed a memorandum of understanding with the Shanghai Stock Exchange to cooperate in creating a domestic fixed income market in the People’s Republic of China, and also signed an agreement with the State of Israel to establish MTS Israel, which will be the official electronic inter-dealer market for Israeli government bonds.

MTS Marketplaces

MTS and its subsidiaries operate several marketplaces offering a wide range of products, among which the most significant are:

•	MTS Italy Cash, which provides wholesale electronic markets for Italian government bonds and other types of fixed income securities;

•

EuroMTS Cash, which is the reference electronic market for EuroBenchmark bonds with a pool of instruments that includes benchmark securities from Austria, Belgium, Brazil, Bulgaria, China, Croatia, Cyprus, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, Lithuania, Mexico, the Netherlands, Poland, Portugal, Romania, Slovakia, Slovenia, South Africa, Spain, Sweden, Turkey and Venezuela, as well as agency and supranational bonds, inflation-linked bonds, covered bonds from Spain, France, Germany, the UK and Ireland, and benchmark treasury bills;

•	MTS Deutschland Cash, which manages the electronic trading platform for German government bonds, Länderbonds and German treasury certificates;

•	MTS Money Markets, which deals primarily in repos and European treasury bills; and

•

BondVision, which is a leading dealer-to-client (“B2C”) fixed income electronic bond trading market. It was launched in 2001 in response to demand from institutional investors for access to the liquidity of the MTS Markets. While the dealers active on BondVision are largely those dealers active on the MTS B2B platforms, its clients are institutional investors, including investment managers, hedge funds, private banks and proprietary traders.

Before the acquisition of MTS, Euronext and MTS had closely cooperated for many years through two partnerships aimed at promoting bond markets and indices: MTS France and MTSNext. MTS France operates the leading electronic trading platform for French sovereign and quasi-sovereign securities. Euronext Paris and MTS each hold a 22.5% stake in MTS France, with the remainder being held by French primary dealers. MTSNext is a joint-venture between MTS and Euronext responsible for the management and promotion of the EuroMTS Indices.

Competition

Almost the entirety of fixed income securities trading takes place off-exchange. MTS’ key competitors are inter-dealer brokers (or IDBs), such as ICAP plc and Cantor Fitzgerald & Co. (that, through eSpeed, Inc., operates the world’s largest market for government bonds), which provide specialist intermediary services that facilitate fixed income securities transactions. Fixed income securities are also traded bilaterally by large financial institutions and commercial banks, and through a variety of electronic multi-lateral trading venues.

The MTS Acquisition and Related Agreements

On November 18, 2005, Borsa Italiana and Euronext acquired 51% of MTS through MBE Holding. Euronext and Borsa Italiana’s respective cash contributions were €69 million and €56 million to capitalize MBE Holding, which in turn subscribed newly issued MTS shares in a share capital increase. The subscription price paid by MBE Holding was subsequently distributed as share premium reserve to compensate MTS’ original shareholders. After the acquisition by MBE Holding of the 51% stake in MTS, MBE Holding purchased, via a pre-emptive rights subscription and sale mechanism, an additional 9.37% of MTS shares, bringing its current shareholding to a 60.37% stake. Primary international banks and financial institutions own the remaining 39.63% of MTS.

Under the terms and conditions of the acquisition agreement, each of Euronext and Borsa Italiana undertook, for a period of 10 years:

•	to maintain and develop the role of MTS as a European hub for all sovereign and governmental bonds and develop the role of MTS as a European hub for fixed-income products;

•	to maintain the headquarters of MTS in Italy and to keep MTS subject to Italian corporate and regulatory laws and regulations;

•	to preserve the MTS market as a regulated investment exchange with the highest standards of transparency; and

•	not to amend certain provisions of the bylaws of MTS without the consent of the Italian Ministry of Economy and Finance.

Further, the bylaws of MTS prohibit Euronext from undertaking, directly or indirectly, including through any company within the group of such controlling entity, any new activity in the European Union that competes with any screen-based wholesale bond markets which MTS operates, except for the wholesale market of derivative financial instruments.

MTS and MBE Holding Governance Arrangements

On October 21, 2005, Euronext and Borsa Italiana entered into a shareholders’ agreement with a five-year term relating to MTS and MBE Holding. The most important ownership arrangements contained in the shareholders’ agreement and the related bylaws of MTS and MBE Holding include:

•

Each of Euronext and Borsa Italiana agrees to hold MTS shares only through MBE Holding and to automatically terminate the shareholders’ agreement in the event that either party ceases to hold its initial holding in MBE Holding.

•

Until November 18, 2013, Borsa Italiana has the right, at its sole discretion, to sell to Euronext (which will be obliged to purchase) all, but not less than all, of the shares then owned by Borsa Italiana in MBE Holding at a price reflecting agreed pricing terms mainly correlated to MTS’ performance.

•

In the event of a change of control of either Euronext or Borsa Italiana, the other party will have the right to purchase all of the other party’s shares in MBE Holding at fair market value within 90 days thereof.

•

Under the MBE Holding and MTS by-laws, in the event that either party intends to transfer MBE Holding Shares or MTS shares to a third party (other than an affiliate), the other party has a right to purchase the underlying shares on a preferential basis. As to MBE Holding shares, in the event that the non-transferring party decides not to exercise such right and the transfer results in a change of control in MBE Holding, the non-transferring party has the right to sell to the acquiring third party all or part (but not less than 15% of the share capital of MBE Holding) of its MBE Holding shares. As to MTS shares, a transferring shareholder must obtain prior approval from the Italian Ministry of Economy and Finance before executing a transfer of MTS shares that would result in a change of control of MTS.

Post-Trade Service Providers

Clearing and settlement of trades executed on the Euronext exchanges is effected by LCH.Clearnet (for central counterparty clearing) and Euroclear Group (for settlement, except for trades executed on the markets organized by Euronext Lisbon in Portugal, where it is still effected by Interbolsa, a wholly-owned subsidiary of Euronext Lisbon). LCH.Clearnet and Euroclear are independent entities that provide services to Euronext pursuant to contractual arrangements. Euronext initially owned the entities that provided clearing and settlement services to its continental European exchanges, but gradually divested them to LCH.Clearnet (for the clearing entities) and Euroclear (for the settlement entities). Interbolsa, which provides settlement services to Euronext Lisbon, is the only post-trade entity currently fully-owned by Euronext. In addition to receiving clearing services from LCH.Clearnet, Euronext also has a substantial minority shareholding in and board representation on LCH.Clearnet. Euronext also has a small shareholding in and board representation on Euroclear.

Euronext’s Relationship with LCH.Clearnet

LCH.Clearnet Group Ltd. was created in December 2003 as a result of the merger between Banque Centrale de Compensation S.A. (known as Clearnet) and The London Clearing House Limited (LCH). Prior to the merger, Clearnet was owned, directly and indirectly, as to 80.5% by Euronext, and 19.5% by Euroclear, and LCH was owned as to 75% by various commercial and investment banks, stockbrokers, dealers and trading companies that in each case were party to an active clearing membership agreement with LCH, and 25% by three UK-based exchanges, namely LIFFE Administration and Management (a Euronext subsidiary) (17.7%); London Metals Exchange (LME) (5.4%); and International Petroleum Exchange (now ICE Futures) (1.8%). Upon completion of the merger, LCH (now LCH.Clearnet Limited) and Clearnet (now LCH.Clearnet S.A.) became wholly-owned subsidiaries of LCH.Clearnet Group Ltd.

In March 2007, Euronext and LCH.Clearnet Group Ltd. reached an agreement regarding Euronext’s investment in LCH.Clearnet, consisting of ordinary shares (representing 24.9% of LCH.Clearnet’s fully diluted share capital) and redeemable, convertible preference shares (“RCPS”) (representing 16.6% of LCH.Clearnet’s fully-diluted share capital, which are redeemable under their terms in December 2008). The agreement provides for the early redemption of all of the RCPS and the repurchase of ordinary shares held by Euronext such that it would retain only a 5% shareholding post-repurchase. The RCPS would be redeemed at their redemption value of approximately €199 million, plus accrued but unpaid dividends. The repurchase of 26,183,362 ordinary shares of LCH.Clearnet held by Euronext would be effected at a price of €10 per ordinary share, the value at which the shares were issued at the time of the LCH/Clearnet merger in 2003. The transaction remains subject, among other things, to approval by LCH.Clearnet’s shareholders, to the successful issuance of preferred securities by LCH.Clearnet and to regulatory and other appropriate consents. The agreement provides for the ordinary share buyback to be implemented in two tranches. The first tranche is expected to be completed in 2007, and the second tranche is expected to be completed in 2008.

Euronext has a multi-faceted relationship with LCH.Clearnet, as shareholder, clearer to its exchanges and service provider.

Euronext’s Relationship as Shareholder

Euronext currently holds, through its subsidiaries, a number of shares in LCH.Clearnet Group Ltd. representing 24.9% of LCH.Clearnet Group Ltd.’s fully diluted share capital, and redeemable convertible preference shares (or RCPS), which are voted by an independent third party and which on conversion or sale will convert into ordinary shares representing 16.6% of LCH.Clearnet Group Ltd.’s fully diluted share capital. Euronext is entitled to appoint two board representatives for so long as it holds shares representing 15% or more of LCH.Clearnet Group Ltd.’s fully diluted share capital, and one representative for so long as it holds between 5% and 15% of LCH.Clearnet’s fully diluted share capital. In addition, Euronext is entitled to appoint two board representatives for so long as it holds RCPS representing in excess of 6.6% of LCH.Clearnet Group Ltd.’s fully diluted share capital, but such entitlement decreases to one board representative once Euronext holds RCPS representing less than that amount.

Currently, Euronext has appointed Jean-Francois Théodore, Olivier Lefebvre, Clara Furse (the Chief Executive of the London Stock Exchange) and Dominique Hoenn to the board of LCH.Clearnet Group Ltd. pursuant to these rights.

LCH.Clearnet Group Ltd. shares may only be held by three categories of shareholders: users, exchanges or Euroclear, and each member is subject to a specified maximum number of voting rights that may be exercised at a general meeting. Where shares are to be transferred, pre-emption rights will operate to provide either users or exchanges with a right of first refusal over the shares, thus maintaining, at the shareholders’ option, the initial balance between shareholder categories, but there may be no transfer to any person (other than Euroclear) not party to a clearing agreement as user or exchange. The restrictions on share ownership and transfer are in effect until at least December 22, 2008 and may be extended by the board with shareholder approval.

Euronext’s Relationship as Exchange

LCH.Clearnet clears trades executed on the markets organized by Euronext Amsterdam, Euronext Brussels, Euronext Lisbon, Euronext Paris and LIFFE. The Euronext group remains the most significant group of exchanges to which LCH.Clearnet provides clearing services.

Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris are parties to an amended and restated clearing agreement entered into in October 2003 with LCH.Clearnet S.A. and LCH.Clearnet Group Ltd., pursuant to which such Euronext exchanges designate LCH.Clearnet S.A. as their central counterparty clearing house to provide clearing services for transactions executed on those exchanges. This clearing agreement may be terminated upon 30 months notice.

LIFFE is party to a clearing agreement with LCH.Clearnet Limited, originally entered into on June 7, 1988 and amended and restated on July 16, 1996, pursuant to which LCH.Clearnet Limited is appointed as the designated clearing house. This clearing agreement may be terminated upon 36 months notice.

Euronext as Administrative Service Provider

Under the terms of a transitional services agreement entered into in connection with the merger between LCH and Clearnet, Euronext agreed to provide on a transitional basis certain administrative services to LCH.Clearnet that, prior to the merger, had been provided to Clearnet by or on behalf of Euronext. LCH.Clearnet’s reliance on the provision of such transitional services has been decreasing over time and the obligation of Euronext to provide such transitional services largely expired in December 2006, though some real estate and fee calculation services are continuing by mutual agreement.

Euronext’s Relationship with Euroclear

Euroclear is a partner of Euronext for the settlement of transactions concluded on its markets pursuant to contractual arrangements in place.

The Euroclear system was created in 1968 to hold securities for its participants and to settle transactions between Euroclear participants through simultaneous electronic book-entry delivery against payment. The Euroclear system provides various other services, including securities lending and borrowing and collateral management. In addition to its role as the leading International Central Securities Depositary (ICSD), Euroclear also acts as the Central Securities Depository (CSD) for Dutch, French, Irish, Belgian and UK securities.

Euroclear Group currently settles transactions conducted on each of Euronext’s markets, except for Euronext Lisbon. Euronext formerly had a substantial minority stake in the French CSD (Sicovam SA) and was formerly the owner of the CSDs in the Netherlands (Necigef) and Belgium (CIK), but divested them to Euroclear in 2001, 2002 and 2006, respectively, and they now operate as Euroclear France, Euroclear Netherlands and Euroclear Belgium, respectively.

Euronext has a direct shareholding of 2.75% in Euroclear plc, together with an indirect shareholding through Sicovam Holding (Euronext holds 9.6% of Sicovam Holding, which holds 13.1% of Euroclear plc). Jean-Francois Théodore currently represents Euronext on the Supervisory Board of Euroclear plc.

Interbolsa

Interbolsa is the Portugal-based CSD that settles trades conducted on Euronext’s market in Lisbon. Interbolsa is a wholly-owned Euronext Lisbon subsidiary. Euronext has been in regular contact with Euroclear to discuss developments in the area of European consolidation and its impact on the Portuguese securities market and ECSDA (European Central Securities Depositary Association). In 2006, Interbolsa generated revenues of €14.5 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Euronext” for further information.

Atos Euronext Market Solutions

Background

Euronext outsources the information technology requirements of its business such as development, maintenance of information technology applications, and use of resources and software to Atos Euronext Market Solutions S.A.S. (“AEMS”), an entity 50% owned by Euronext and 50% owned by Atos Origin. The AEMS outsourcing arrangements provide Euronext with several substantial benefits in its day-to-day business, as well as generating additional revenue for Euronext. By working with Atos Origin, an information management services and information technology company, Euronext gains access to international technology skills and resources at reduced cost. The nature of the arrangements ensure that Euronext continues to receive high levels of service for its information technology needs from employees of AEMS who are already familiar with Euronext’s systems. Euronext also benefits, through its equity investment in AEMS, from third-party revenues generated by AEMS, which licenses software and provides information technology services to third-party customers around the world.

AEMS grew out of Euronext’s prior outsourcing 50/50 entity with Atos Origin, called AtosEuronext S.A. (AtosEuronext). The AtosEuronext entity was created in 2000 through the contribution of assets, people and technology. Euronext’s contribution to AtosEuronext included the intellectual property rights for its NSC trading system, originally developed by Euronext Paris. AtosEuronext became responsible for developing, maintaining, and marketing the majority of Euronext’s software products for its exchange activities.

On July 22, 2005, Euronext formed AEMS as a continuation and expansion of Atos Euronext. The main assets Euronext contributed were the activities of LIFFE Market Solutions, the information technology division of its derivatives trading business Euronext.liffe (including the proprietary LIFFE CONNECT® electronic trading system developed by LIFFE), and its 50% stake in Atos Euronext. Atos Origin contributed its own 50% share in AtosEuronext, plus other major assets from market-related businesses, including middle and back-office solutions, and its 51% stake in the connectivity platform Bourse Connect.

AEMS Business Overview

AEMS is the world’s largest provider of information technology solutions for exchanges, clearing houses, banks and intermediaries. AEMS has approximately 1,300 employees, mainly in Paris and London, and has customer sites in 16 countries, and operates data centers in Amsterdam, London, Chicago and Paris. AEMS provides hosting and technical operations for each of Euronext’s five markets and Euronext is AEMS’ largest customer.

AEMS provides solutions for the entire range of activities of the exchange business, from exchange trading and trade support to post-trade activities. AEMS provides Euronext and other exchanges with trade services such as the capture, booking, routing, and matching of trading orders, and links to exchanges. Its trade support services, primarily to banks and brokers, include deal capture and trade administration, trade confirmation, position monitoring, risk control, portfolio management, and back-office services. Finally, AEMS provides post-trade services to clearing houses, banks, and brokers, including clearing and settlement-related services, interface to clearing and depositary services and clearing houses, custodial services, depository management, credit control and collateral management, and general ledger services.

Some of the major systems and platforms that are now owned or licensed to AEMS, and are provided or licensed by AEMS to Euronext, and in some cases to third-party customers in the financial industry, are:

•	NSC (nouveau système de cotation): A cash trading system for equity securities, bonds and other products, currently used by 15 exchanges globally (including Euronext’s four cash markets).

•	LIFFE CONNECT®: An electronic trading platform for futures and options used by major derivatives exchanges worldwide.

•	Clearing 21®: A global clearing services solution for equities, bonds, futures and options used by clearing houses.

•	PAM: A market-access workstation used by traders to view market information and send and manage financial exchange orders.

•	ARAMIS: A real-time financial market supervision tool used by market regulators and supervision teams to ensure market integrity.

•	SARA: An international (G30) standards-compliant solution for clearing, settlement and depository.

•	TRS-CPS: A combined post-trade management and clearing solution used by Euronext.liffe’s London derivatives market, ICE Futures and LCH.Clearnet.

In addition to the services provided to the exchange industry, AEMS offers interbanking solutions through platforms such as the Cristal platform, which manages the flow of cash between banking institutions and the French Central Interbank Settlement System. AEMS also provides solutions for the securities industry based on the Titan and Investiciel platforms.

AEMS Business Units

AEMS is organized into three business units: Exchange; Clearing & Settlement; and Capital Markets.

Exchange Business Unit

The Exchange Business Unit provides a broad range of information technology solutions and products for Euronext’s cash and derivatives exchanges as well as for a number of other leading exchanges including, on the derivatives side, the Chicago Board of Trade and the Tokyo Financial Exchange (TFX) and, on the cash side, 15 cash markets. The services offered include end-to-end solutions linking exchanges to trading institutions and post-trading settlement, delivery and payment.

One of the most important products offered by the Exchange Business Unit is LIFFE CONNECT®, which is used by Euronext.liffe’s five derivative markets, as well as by third-party customers such as the Chicago Board of Trade, the Kansas City Board of Trade, Minneapolis Grain Exchange, Winnipeg Commodity Exchange and the TFX.

NSC is another important system operated by the Exchange Business Unit, and is now used by 15 exchanges on four continents and handles the largest amount of cash trading globally by turnover. The average daily value of turnover on NSC is over €9.4 billion, and in addition 2.6 million derivative contracts are exchanged daily on markets using NSC.

Clearing & Settlement Business Unit

The Clearing & Settlement Business Unit provides and manages technology for the post-trade industry. AEMS provides customized platforms to manage clearing and settlement for cash and derivatives markets. Its principal customer is LCH.Clearnet. In addition, AEMS runs the entire portfolio of technology services for the Belgium Central Depository for Securities, is a full member of the Euroclear Group and also provides trade processing services for Euronext.liffe and ICE Futures.

AEMS also operates Clearing 21® for LCH.Clearnet. Initially developed by the Chicago Mercantile Exchange and the New York Mercantile Exchange to harmonize clearing procedures in the U.S. futures industry, Clearing 21® is the only existing system that enables clearing houses to clear cash and derivative products on a single technical platform, in real-time and with a central guarantee. With the consent of NYMEX, Chicago Mercantile Exchange granted to Euronext Paris a license to use the Clearing 21® system, which also allowed Euronext Paris to sublicense the Clearing 21® system to LCH.Clearnet. LCH.Clearnet therefore holds a non-exclusive and non-transferable sublicense to use and modify the Clearing 21® system.

Capital Markets Business Unit

The Capital Markets Business Unit works with banks and intermediaries to provide information technology solutions from trading through to settlement, and currently has over 1,000 banks, brokers, and trading firms on its global distribution network. AEMS currently processes 80% of “large” payments and 50% of “small” payments in the French market. More than 150 investment firms are directly or indirectly processed on its applications, including 20% of Euronext’s orders and 30% of Euroclear flows.

Euronext’s Contractual Arrangements with AEMS

AEMS provides IT services to Euronext pursuant to a tripartite overarching services agreement (the “umbrella service agreement”), dated July 2005, between itself, Euronext and Atos Origin entered into at the time of the formation of AEMS. This agreement put in place a framework under which the existing contracts governing the provision of services to the Euronext group by AtosEuronext were brought together with new services to be provided by AEMS, and the overall terms were harmonized. AEMS is responsible for overseeing the provision of services by itself and its affiliates under these contracts, and the agreement puts in place a mechanism for the negotiation of a combined master outsourcing agreement going forward.

Under the umbrella services agreement, the IT Facilities Management Agreement dated October 2004 and the Office Automation Agreement dated January 2005, each between Euronext and AtosEuronext, were extended (except as modified by the umbrella services agreement) to run for a period of up to forty-two months from the establishment of the entity, to enable a new master agreement to be negotiated. At the same time a fourth interim contract governing the provision of the derivatives platform services, including LIFFE CONNECT®, was put in place between AEMS and Euronext. Finally, a new Network Services Agreement was entered into in May 2005.

The umbrella services agreement also provides for a reduction of fees under the interim contracts going forward, in line with agreed targets, as well as certain commitments by AEMS to invest in the provision of services. In line with the strategic rationale behind the outsourcing, intellectual property generated by AEMS in providing Euronext with IT services is prima facie owned by AEMS, unless Euronext specifically requests a certain development which Euronext funds. However, the Umbrella Services Agreement provides that in the event of a handover of the IT services to a third-party supplier, the Euronext group retains the ability to demand a license to use certain key information technology systems going forward on market terms.

Legal Structure

AEMS is a limited liability company (société par actions simplifiée) incorporated under the laws of France. Atos Origin and Euronext each own (either directly or indirectly) 50% of the issued shares of AEMS. The financial results of AEMS are fully consolidated into the annual accounts of Atos Origin. AEMS is recorded in Euronext’s accounts as an equity investment.

AEMS has a dual-board structure, with a managing board responsible for the day-to-day running of AEMS and an overseeing supervisory board. At current shareholding levels, Atos Origin has the right to appoint five supervisory board directors, and Euronext has the right to appoint four. The nomination and appointment of the chairman of the supervisory board is made by the supervisory board, acting by a qualified (two-thirds) majority. The chairman is appointed from the members of the supervisory board. The managing board is composed of up to five members, who are appointed and removed by the supervisory board.

AEMS has a Strategic and Investment Committee, a Remuneration Committee and an Audit Committee that report to the supervisory board. For so long as Euronext holds one-third of the shares, each of these committees will comprise three Euronext directors and two Atos Origin directors, except that the Audit Committee comprises two Euronext directors and two Atos Origin directors.

Each of Atos Origin and Euronext pursuant to a shareholders’ agreement with respect to AEMS has veto rights over specified corporate actions for so long as it holds at least one-third of AEMS’ shares. Euronext has additional specified veto rights for so long as its shareholding remains above such level. The shareholders agreement also provides for specific circumstances (including events relating to change in control or service quality levels) in which Euronext will have the right to require Atos Origin to sell Euronext a specified percentage of Atos Origin’s AEMS shares at specified discounts to the valuation price, including as a consequence of repeated breaches of critical service levels that give rise to a termination event under the agreement described above.

Powernext

Euronext holds a 34% stake in Powernext, a multilateral trading facility in charge of managing an organized power and emissions exchange, which has become a leading benchmark for energy and emissions prices in France and throughout Europe. In 2006, Powernext generated revenues of €11.8 million. Powernext was launched in November 2001 following the liberalization of Europe’s electricity markets under a 1996 European Directive, which was implemented under French law in 2000. On this market, electricity producers, consumers and traders can trade power for delivery on the French electricity network. Since its creation, Powernext has benefited fully from France’s leading position in Europe’s electricity market and network.

Powernext aims at (i) creating a benchmark reference price in Europe, through a dedicated platform and an increase in the diversity of market participants, and by benefiting from the privileged position of the French electricity hub and the leading position of France in the management of CO2 emissions registries, and (ii) playing a decisive part in European electricity markets’ rationalization.

Powernext has three trading markets:

•

Powernext Day-Ahead™, a market launched in November 2001 in order to create a short time reference price on the French electricity market and to provide participants with the means necessary to effect a day-ahead balance of their portfolio;

•

Powernext Futures™, a market launched in 2004 that allows members to use derivatives contracts for hedging, arbitrage or risk management purposes. Powernext Futures™ constitutes a medium-term price reference in the electricity market; and

•	Powernext Carbon, a new spot market introduced in 2005 for carbon dioxide emissions trading.

In 2006, contracts for 29.6 terra watt hours (TWh) were traded on the Powernext Day-Ahead™ electricity spot segment up 50% versus 2005 and contracts for 83.1 TWh were traded on the Powernext Futures™ market in 2006, up 33% versus 2005. In addition, Powernext introduced a new market for its users in 2005: Powernext Carbon, Europe’s spot market for carbon dioxide emissions trading.

Powernext also provides weather indices in partnership with Meteo France that are designed for use in weather derivatives and other weather-related applications.

Intellectual Property

Euronext regards substantial elements of its brands, logos, products and market data to be proprietary. Euronext attempts to protect these elements by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. In particular, Euronext has trademark registrations for the most important names of the Euronext companies, and for the indices and services Euronext provides. Many of Euronext’s trademarks are registered in a number of countries. For example, the Euronext trademark has been registered in all countries which are of material significance to its business revenues.

The following is a sample of the registered trademarks that Euronext owns: Euronext®, Alternext®, Eurolist by Euronext®, AEX®, BEL 20®, CAC 40®, PSI 20®, NextCAC 70®, LIFFE® and LIFFE CONNECT®.

For a description of intellectual property that Euronext has transferred or sub-licensed to AEMS, see above under “—Atos Euronext Market Solutions.”

NYSE Euronext Competition

The securities markets are intensely competitive, and competition may be expected to further intensify. We have numerous aggressive competitors, both domestically and around the world. We compete with other markets, electronic communication networks (“ECNs”), market-makers and other execution venues based on best price, depth of liquidity, all-in cost, anonymity, speed, functionality and certainty of execution. In addition to competition from alternate trading venues, we compete in the provision of services with other exchanges, in the United States and internationally. Because some of our competitors are not registered securities exchanges, they operate with less regulatory oversight than our company, enabling them to move with greater agility in response to changes in the markets or economic environment.

Our principal U.S. competitors for trading listed equity securities include Nasdaq, the American Stock Exchange, regional U.S. exchanges such as the Chicago Stock Exchange, the Boston Stock Exchange and the Philadelphia Stock Exchange. Internationally, we also face competition for listings from a number of stock exchanges including London Stock Exchange plc, Deutsche Börse Group, and exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. Furthermore, our competitors may expand into markets in which NYSE Group and Euronext are currently active. For example, well-capitalized, highly profitable non-U.S. exchanges such as the Deutsche Börse Group have already entered the U.S. market and may seek to expand their presence. We also compete with electronic communication networks and alternative trading systems such as POSIT, Liquidnet and E-crossnet. In addition, we also face competition from major customers and brokers that may either internalize order flow or transact orders through bilateral agreements.

Our principal competitors for the trading of fixed income securities are the participants active on the OTC markets, in particular IDBs such as ICAP plc and eSpeed Inc., and multi-dealer trading platforms such as MarketAxess, BondDesk, TradeWeb, and Bloomberg Electronic Trading.

In relation to the trading of derivatives, our principal competitors are Eurex, the derivatives platform operated by Deutsche Börse, and the OTC markets, as well as a number of other derivatives exchanges, including the International Securities Exchange, Inc., the Chicago Board Options Exchange, Inc. and the Philadelphia Stock Exchange. Other leading global participants in the derivatives industry include Chicago Mercantile Holdings, Inc. (“CME”), CBOT Holdings, Inc. (“CBOT”), the InterContinental Exchange, Inc. (“ICE”) and NYMEX Holdings.

Over the course of the last five years, Euronext.liffe, and in the five to ten years before that, LIFFE, have competed vigorously with Eurex and its predecessor, the DTB. Competition has come in interest rate products (both short-end interest rate derivatives and long-end government bond derivatives), equity options, equity index products and single stock futures. The only product set in which we have not competed with Eurex over recent years are commodities, although Eurex recently signaled its intention to enter that market.

Additional potential competitors might be created if the consolidation trend in the securities and derivatives trading industry continues and other companies form joint ventures or consortia to provide services similar to those that are provided by NYSE Euronext, or become competitive with NYSE Euronext through acquisitions. We may also face competition from new entrants into the markets in which it competes, or from new initiatives from existing market participants, including established securities markets or exchanges. For example:

•

On April 19, 2006, the International Securities Exchange (“ISE”) announced that it is entering the cash equities market through the launch of the ISE Stock Exchange, L.L.C., in conjunction with several strategic partners including Bear Stearns, Citadel Derivatives Group, Deutsche Bank, Interactive Brokers Group, JPMorgan, Knight Capital Group, and Sun Trading. On July 24, 2006, the ISE Stock Exchange announced that Nomura Securities, Van der Moolen, and E-Trade Financial had also joined the ISE Stock Exchange as strategic partners. ISE Stock Exchange launched its first product during the third quarter of 2006.

•

On April 20, 2006, Liquidnet announced that nine firms will be providing liquidity directly to its H20 trading system, including Bloomberg Tradebook, BNY Brokerage (a subsidiary of The Bank of New York), Instinet, FutureTrade, Miletus Trading, Piper Jaffray, EdgeTrade, UNX, and Goldman Sachs Execution & Clearing (a subsidiary of Goldman Sachs).

•

On July 27, 2006, the Chicago Board Options Exchange announced that it is entering the cash equities market through the formation of the CBOE Stock Exchange LLC in conjunction with several strategic partners including Interactive Brokers, LaBranche & Co., Susquehana International Group, and VDM Specialists. Pending regulatory approval, CBOE Stock Exchange is expected to launch in early 2007.

•

Eight large European-based investment banks announced in July 2006 their intention to launch a European-made reporting facility called “BOAT” to compete with the reporting services offered by the European exchanges including Euronext.

•	On July 30, 2006, the Chicago Stock Exchange announced that it received investments from several strategic partners including Bank of America, Bear Stearns, E-Trade Financial, and Goldman, Sachs.

•

On September 6, 2006, the National Stock Exchange announced the sale of a majority stake to a group of strategic investors including Bear Stearns, Citigroup, Credit Suisse, Merrill Lynch, Bloomberg Tradebook, and Knight Capital.

•

In September 2006, several broker dealers including Citigroup, Goldman Sachs, Lehman Brothers, Merrill Lynch, Morgan Stanley and UBS announced their intention to create Block Interest Discovery Service (BIDS) as platform for block trading. BIDS is expected to commence trading in early 2007, pending regulatory approval.

•

In October 2006, several broker dealers including Credit Suisse, Lehman Brothers, and Morgan Stanley announced they had acquired minority stakes in BATS Trading, Inc., which operates an alternative trading system. In March 2007, Merrill Lynch announced it had also acquired a minority stake in BATS Trading.

•

On October 17, 2006, CME and CBOT announced they signed a definitive agreement to merge the two organizations to create CME Group, Inc. On March 15, 2007, ICE launched a competing bid for CBOT. The CBOT board has entered into discussions with ICE in relation to this offer.

•

On November 15, 2006, a group of seven investment banks, including Citigroup, Credit Suisse, Deutsche Bank, Goldman Sachs, Merrill Lynch, Morgan Stanley and UBS, announced that they plan to create a new pan-European equity trading platform, commonly referred to as Project Turquoise, next year to compete with Europe’s stock exchanges.

•

Over the course of 2006, Nasdaq acquired a 28.8% stake in the London Stock Exchange (“LSE”) and launched an offer to acquire the remaining interest. Nasdaq did not achieve the minimum tender condition in this offer, and as of April 2007, it still maintains its ownership stake in the LSE.

NYSE Euronext Employees

As of December 31, 2006, NYSE Group employed 2,578 full-time equivalent employees. Approximately 115 of NYSE Group’s employees are represented by the Office and Professional Employees International Union, Local 153. This number accounts for approximately 4.5% of NYSE Group’s employees. Office and Professional Employees International Union, Local 153 represents clerical and facilities employees who are located at the New York Stock Exchange in New York City. The most recent four-year collective bargaining agreement was signed in April 2006 with retroactive effect to November 2005.

Euronext had 2,324 employees as of December 31, 2006 (including 1,204 GL TRADE employees and Euronext’s share of MTS’ employees.)

Overall, NYSE Euronext considers its relations with its employees to be good.

Regulation

U.S. Regulation

U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations, or SROs, over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.

Securities industry SROs are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. To be a registered national securities exchange, an exchange must be able to carry out, and comply with, the purposes of the Exchange Act and the rules and regulations under the Exchange Act. In addition, as an SRO, an exchange must be able to enforce compliance by its members, and individuals associated with its members, with the provisions of the Exchange Act, the rules and regulations under the Exchange Act and its own rules.

Broker-dealers must also register with the SEC, and member organizations must register with an SRO, submit to federal and SRO regulation, and perform various compliance and reporting functions.

Two subsidiaries of NYSE Group, NYSE and NYSE Arca, Inc., as national securities exchanges and SROs, are registered with, and subject to oversight by, the SEC. Accordingly, the NYSE and NYSE Arca, Inc. are regulated by the SEC and, in turn, are the regulators of their member organizations. The regulatory functions of both the NYSE and NYSE Arca, Inc. are performed by NYSE Regulation.

For a description of NYSE Group’s Regulation see “—NYSE Group—NYSE Regulation”.

European Regulation

Euronext (through its subsidiaries) operates exchanges in five European countries. Each of the Euronext exchanges holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the finance ministry in the relevant European country.

In addition, the national regulators of the Euronext exchanges are parties to two Memoranda of Understanding (“MOUs”) designed to ensure coordinated supervision and regulation of Euronext N.V. and of the markets operated by the group. The principal forum for the coordinated supervision is a committee consisting of the chairmen of the national regulatory authorities (the “Chairmen’s Committee”), which has approval or veto rights over a set of actions or decisions by Euronext delineated in the MOUs.

Euronext N.V. itself, as the holder of a joint exchange license with Euronext Amsterdam, is subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch AFM in accordance with Dutch securities law and the terms and conditions of the joint exchange license.

The regulatory framework in which Euronext operates is substantially influenced and partly governed by European directives in the financial services area. The baseline directive applicable in the area is the Investment Services Directive of May 10, 1993. In 1999, the European Union adopted a Financial Services Action Plan (“FSAP”) designed to create a single market for financial services by harmonizing the member states’ rules on securities, banking, insurance, mortgages, pensions and all other financial transactions. In order to implement the FSAP, the European Union adopted the following key directives:

•	the Market Abuse Directive of January 28, 2003 (the “Market Abuse Directive”);

•	the Prospectus Directive of November 4, 2003 (the “Prospectus Directive”);

•	the Transparency Directive of December 15, 2004;

•	the Takeover Directive of April 21, 2004;

•	the Markets in Financial Instruments Directive of April 21, 2004 (“MiFID”); and

•	the Capital Adequacy of Investment Firms and Credit Institutions Directive of October 11, 2005.

The progressive implementation by European member states of some or all of these directives is enabling and increasing the degree of harmonization of the regulatory regime with respect to financial services, offering, listing, trading and market abuse. In addition, the implementation of the MiFID directive by the European member states is expected to result in a reinforcement of the regulators’ authority and control over market operators’ governance, shareholders and organization.

Regulation of Euronext Group

Group-Wide Supervision and Regulation.    The national regulators of the Euronext exchanges are parties to two MOUs that provide a framework to coordinate their supervision of Euronext N.V. and of the markets operated by the Euronext group. The first MOU was initially entered into by the Dutch, French and Belgian exchange regulatory authorities in 2001 and was extended to the Portuguese exchange regulatory authority in 2002. The second MOU, which relates principally to the regulation of Euronext’s derivatives markets, was entered into between such authorities and the UK exchange regulatory authority in 2003.

Within the framework of the first MOU, Euronext’s continental European exchange regulators agreed to develop and implement a coordinated approach with respect to the supervision of Euronext markets, in particular with respect to the trading systems, registration and monitoring of trades, and dissemination of market data, subject to the rights and obligations of each regulatory authority under the national laws of its home jurisdiction. The regulatory authorities that signed the MOUs cooperate on the basis of a multilateral memorandum of understanding with respect to the exchange of information and oversight of securities activities implemented by the Forum of European Securities Commissions (“FESCO”) (now Committee of European Securities Regulators, or CESR). Representatives of Euronext’s regulatory authorities meet in working groups on a regular basis in order to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulations.

The principal forum for coordinated supervision under the MOUs is the Chairmen’s Committee, which is composed of the chairmen of each of the signatory regulatory authorities. The Chairmen’s Committee takes decisions by consensus. The Chairmen’s Committee holds regular meetings with members of Euronext’s Managing Board, and also meets on an ad hoc basis whenever necessary. A Steering Committee created under the MOU and consisting of representatives of each signatory authority meets prior to each meeting of the Chairmen’s Committee, and may create working groups focusing on specific aspects of the regulation of Euronext. Certain delineated actions or decisions either require the prior approval of or are subject to the non-opposition of the Chairmen’s Committee, or must be notified to the Steering Committee. Following a decision by the Chairman’s Committee or the Steering Committee, the members of such committees are required to recommend to the decision-making bodies of each regulatory authority to approve and adopt, and otherwise act in accordance with, the decision of the relevant committee under the MOU. Matters not specifically delineated in the MOUs are reserved to the national regulators.

Decisions requiring prior approval of the Chairmen’s Committee include entering into alliances, mergers, cross shareholdings and cross-membership agreements, performing certain integration and restructuring steps, listing of shares of Euronext or its subsidiaries, outsourcing activities related to trading, registration and publication of transactions, surveillance of trading members’ activity or monitoring of transactions, creating or closing a regulated market or other trading facilities and approving or modifying the bylaws of Euronext N.V. or its subsidiaries. In addition, the Chairmen’s Committee must approve any modifications to the Euronext Rulebook (which is described below).

Decisions subject to the non-opposition of the Chairmen’s Committee include issuing notices interpreting or implementing provisions of the Euronext Rulebook and appointing (i) members of Euronext’s managing board and supervisory board and (ii) key personnel.

Decisions requiring notification to the Steering Committee include the admission, sanction, suspension or exclusion of a market member, and certain other decisions such as listing or delisting of a financial instrument, suspension of trading, or other events that may be agreed between the signatory authorities.

Regulation of Euronext N.V.    At the time that Euronext N.V. was formed in 2000, Euronext N.V. received a joint exchange license together with Euronext Amsterdam to operate regulated markets. As a result, Euronext N.V. is subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch AFM, in accordance with Dutch securities law and the terms and conditions of the exchange license. The Dutch Minister of Finance’s and the AFM’s powers include a veto/approval right over (i) the direct or indirect acquisition of more than 10% of the shares of Euronext N.V., (ii) the appointment of the top management of Euronext N.V., (iii) any mergers, cross-shareholdings and joint ventures, and (iv) any actions that may affect the proper operation of the Dutch exchanges.

National Regulation

Euronext’s European market operators hold licences for operating the following European Union regulated markets:

•	Euronext Amsterdam operates two regulated markets: one stock market (Eurolist by Euronext) and one derivatives market (the Euronext Amsterdam Derivatives Market);

•	Euronext Brussels operates three regulated markets: two stock markets (Eurolist by Euronext and the Trading Facility) and one derivatives market (the Euronext Brussels Derivatives Market);

•	Euronext Lisbon operates two regulated markets: one stock market (Eurolist by Euronext) and one derivatives market (the Portuguese Futures and Options Market);

•	Euronext Paris operates three regulated markets: one stock market (Eurolist by Euronext) and two derivatives markets (MONEP and MATIF); and

•	LIFFE Administration and Management operates one regulated market, a derivatives market (the London International Financial Futures and Options Exchange).

Each market operator also operates a number of markets that do not fall within the EU definition of “regulated markets” (described in this document as “non-regulated markets”). Each market operator is subject to national laws and regulations pursuant to its market operator status.

Euronext Amsterdam.    Under section 22 of The Dutch Act on the Supervision of the Securities Trade 1995, the establishment of a recognized securities exchange in the Netherlands is subject to prior authorization by the Dutch Minister of Finance who may, at any time, amend or revoke this authorization if necessary to ensure the proper functioning of the markets or the protection of investors. Authorization may also be revoked for non-compliance with applicable rules.

AFM, together with De Nederlandsche Bank (DNB), acts as the regulatory authority for members of Euronext Amsterdam, supervises the primary and secondary markets, ensures compliance with market rules and monitors clearing and settlement operations. The Dutch Minister of Finance authorizes the recognition of exchanges, ensures compliance with EU directives, and issues declarations of no objection in connection with the acquisition of significant shareholdings in Euronext or Euronext Amsterdam.

On July 1, 2005, Euronext Amsterdam relinquished its responsibility for approving prospectuses of companies seeking listing on the exchange. This authority was transferred to the AFM, pursuant to the implementation of the Prospectus Directive. Euronext Amsterdam is still responsible for admitting financial instruments to listing on its markets. It is also in charge of establishing, monitoring compliance with and enforcing rules governing its primary markets. Responsibility for dealing with market abuse was transferred to the AFM on October 1, 2005, pursuant to the implementation of the Market Abuse Directive.

Euronext Brussels.    Euronext Brussels is governed by the Belgian Act of August 2, 2002, which became effective on June 1, 2003 and is recognized as a market undertaking according to article 16 of this Act. The Belgian Law of August 2, 2002 transferred to the CBFA some of the responsibility previously executed by the Brussels exchange (e.g., disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers). Euronext Brussels continues to be responsible for matters such as the organization of the markets and the admission, suspension and exclusion of members and has been appointed by law as a “competent authority” within the meaning of the Listing Directive. Euronext Brussels, also governs three non-regulated markets: the Marché Libre (created in October 2004), the Public Auction Market for non-listed companies and Alternext (created in 2006).

Euronext Lisbon.    Euronext Lisbon is governed by the Decree of Law no. 394/99 of October 13, 1999 (Regime Jurídico das Entidades Gestoras de Mercados, de Sistemas de Liquidaqão e de sistemas centralizados de valores mobilários ), which, along with the Portuguese Securities Code and the CMVM regulations, governs the regime for regulated and non-regulated markets, market operators and all companies with related activities. This law was amended on January 15, 2002 (Decree of Law no. 8-D/2002 of January 15) to allow Euronext to acquire all the shares of BVLP, the Lisbon and Porto Exchange and to allow an amendment to the articles of association of BVLP, which, until that date, restricted voting rights to 15%. The creation of regulated market companies requires the prior authorization in the form of a decree from the Portuguese Minister of Finance, following consultation with the CMVM. The CMVM, Euronext Lisbon’s national regulator, is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings. In addition, a regulated market must be registered with the CMVM prior to starting operations. The Portuguese Minister of Finance may withdraw recognition of a regulated market in certain cases stipulated in the above-mentioned law.

Euronext Paris.    Euronext Paris is governed by French Law no. 96-597 dated July 2, 1996 (which implemented the European Investments Services Directive in French law), as amended, and codified in the French Monetary and Financial Code. Under the French Monetary and Financial Code, the French Minister of Finance has the authority to confer or revoke regulated market status upon recommendation of the AMF and following an opinion from the Banque de France . Market status is granted if the market meets specific conditions for proper operation. In particular, the market must have rules governing access to the market, listing of securities, the organization of trading, the suspension of trading, and the recording and publication of trades. The AMF is responsible for safeguarding investments in financial instruments and in all other savings and investment vehicles, ensuring that investors receive material information, and maintaining orderly financial markets. It establishes the rules of conduct that must be observed by market operators and their personnel, determining the conditions for granting or revoking professional licenses for individuals acting on behalf of market operators, and establishing the general principles for the organization and operation of regulated markets. It is also responsible for formulating the rules governing the execution and publication of transactions involving securities or futures and options contracts listed on these markets. It also has the authority to regulate and monitor companies’ initial public offerings (i.e., vetting of prospectuses), financial communication of listed companies and tender offers. It can oppose the decision of a market operator to admit a security or a futures and/or option contract to trading on the operator’s market or to delist a security.

Furthermore, as mentioned above, the AMF makes recommendations to the French Minister of Finance on conferring regulated market status. Finally, the AMF approves the rulebooks of regulated markets. All amendments to the rulebooks of a regulated market are subject to the prior approval of the AMF following an opinion from the Banque de France . The AMF is also empowered to establish standards for certain non-regulated markets or obligations for persons having made forms of public offerings other than listing on a regulated market, which may be relevant for the operation of non-regulated markets by Euronext Paris (notably Alternext and the Marché Libre).

In addition to its status as a market operator, Euronext Paris is approved as a specialized financial institution and is therefore governed by French banking legislation and regulations (notably the French Banking Act as amended and codified in the French Monetary and Financial Code), which means that it is subject to supervision by the CECEI and the French Banking Commission (“Commission Bancaire”). As such, it must comply with certain prudential ratios and requirements including prudential equity minimum requirements and solvency ratios.

LIFFE.    LIFFE (Holdings) plc, a UK company, is governed by the UK Companies Acts of 1985 and 1989. LIFFE (Holdings) shares are held by Euronext UK plc, a subsidiary of Euronext N.V. LIFFE (Holdings) has three principal regulated subsidiaries: LIFFE Administration and Management and LIFFE Services Ltd in the UK, and NQLX LLC in the United States.

LIFFE Administration and Management (“LIFFE”) administers the markets for financial and commodity derivatives in London, which are overseen by the U.K. FSA. In the UK, financial services legislation comes under the jurisdiction of Her Majesty’s Treasury, while responsibility for overseeing the conduct of regulated activity rests with the FSA. Under current legislation, LIFFE is designated as a recognized investment exchange pursuant to the U.K. Financial Services and Markets Act 2000. As such, LIFFE is required to maintain sufficient financial resources for the proper performance of its functions (requirement to hold at least £58 million of cash in its assets based on 2006 financials).

LIFFE Services Limited is primarily a technology supplier and is governed by FSA regulations as a service company.

NQLX LLC is a wholly owned indirect subsidiary of LIFFE (Holdings), which is notice-registered with the SEC and is regulated by the CFTC as a designated contract market. NQLX LLC is currently dormant but has retained its status as a designated contract market in anticipation of listing new contracts in the future.

Additional National Regulation.    The rules set forth below relating to the acquisition of an interest in a market operator apply to both direct and indirect acquisitions and, to the extent that Euronext holds directly or indirectly 100% of its five market operator subsidiaries, also apply to the acquisition of an interest of the same size in Euronext. Following completion of NYSE Euronext’s offer for Euronext, such rules will also apply mutatis mutandis (depending on the interest held by NYSE Euronext in Euronext) to NYSE Euronext. These rules are specific to market operators (and their holding companies) and are in addition to shareholder reporting rules applicable to listed companies generally.

•

Under Dutch law, no shareholder may hold or acquire, directly or indirectly, or try to increase its stake to more than 10% of a recognized market operator without first obtaining a declaration of no-objection from the Dutch Minister of Finance.

•

Under French law, the acquisition and divesture by any person or group of persons acting in a concerted manner of 10%, 20%, 33 1/3% or 50% of Euronext Paris shares or voting rights must be authorized by the CECEI. By exception to the above, in the event that the acquisition or divesture of shares takes place outside of France between non-French persons, such acquisition or divesture need only be notified to the CECEI, which, if it determines that such transaction could adversely affect the fit and proper management of Euronext Paris, could decide to review and amend Euronext’s credit institution license.

•

Also under French law, any person or group of persons acting in a concerted manner who acquires Euronext Paris shares or voting rights in excess of 10%, 20%, 33 1/3%, 50% or 66 2/3% is required to inform the AMF. In addition, should the French Minister of Finance consider that the acquisition by an investor of an interest in Euronext Paris could adversely affect the proper functioning of the regulated market(s) it operates, the French Minister of Finance may decide that the acquired shares be deprived of their voting rights until the situation has been settled, and/or, under certain conditions, either amend or withdraw Euronext Paris’ license to operate regulated markets.

•

Under Belgian law, any person who intends to acquire securities in a market undertaking and who would, as a result of such acquisition, hold directly or indirectly 10% or more of the share capital or of the voting rights in that market undertaking, must provide prior notice to the CBFA. The same obligation applies each time such person intends to increase its ownership by an additional 5%.

•

Under Portuguese law, a shareholder who intends to acquire a dominant holding in a Portuguese market operator must obtain the prior authorization of the Portuguese Ministry of Finance. In addition, all entities acquiring or disposing of a holding (direct or indirect) in a market undertaking in Portugal at the level of 2%, 5%, 10%, 20%, 1/3, 50%, 2/3 and 90% of the voting rights, must notify the CMVM of the acquisition or disposal within three business days following the relevant transaction.

•

In the United Kingdom, the FSA requires that “recognised investment exchanges” (such as LIFFE) meet a “fit and proper” test taking into account, among other things, governance arrangements, integrity and competence of key personnel.

Harmonized Market Rules

As part of the process of integrating the trading platforms of its European markets, Euronext introduced a harmonized rulebook, which has reduced the compliance burden on users, ultimately reducing their costs. The Euronext Rulebook currently consists of two books:

•	Rulebook I contains the harmonized rules, including rules of conduct and enforcement rules that are designed to protect the markets, as well as rules on listing, trading and membership; and

•	Rulebook II contains the remaining rules of the individual markets that have not yet been harmonized or which pertain to a specific non-regulated market.

Notices adopted by Euronext under Rulebook I apply to all Euronext markets (unless otherwise specified), while those for Rulebook II are specific to local jurisdictions. Rulebook I covers the following matters:

•	membership rules for cash markets and derivative markets;

•	trading rules for cash markets and derivative markets;

•	listing rules for cash markets;

•	rules of conduct for cash markets and derivative markets;

•	transparency obligations for certain issuers (applicable only to cash markets); and

•	enforcement of the rules (applicable to cash markets and derivative markets).

Listing and Financial Disclosure

The regulatory authorities that are signatories to the aforementioned MOUs have agreed to use their best efforts to harmonize their respective national rules, regulations and supervisory practices regarding listing requirements, prospectus disclosure requirements, ongoing obligations of listed companies, take-over bid rules and disclosure of large shareholdings. The rules regarding public offerings of financial instruments and prospectuses as well as ongoing (ad-hoc and periodic) disclosure requirements for listed companies are set forth by the Prospectus Directive and Transparency Directive which must be implemented in Euronext countries by each legislative body and regulator. Companies seeking to list and trade their securities on a Euronext market must comply with the harmonized listing requirements of Rulebook I and, following admission, with the ongoing disclosure requirements applicable in the country in which the relevant market is located.

Companies may apply for admission to listing and trading in one or more jurisdictions in which a Euronext market is located. However, a single point of entry for issuers allows investors from other Euronext countries to have access to the order book as far as trading is concerned. (The settlement processes may still differ among the various Euronext markets but are being integrated and harmonized within the Euroclear group settlement systems.)

Membership and Compliance

Euronext offers to its members the ability to extend membership across all Euronext jurisdictions, subject to the fulfillment of technical conditions that may include adequate local clearing and settlement arrangements and the satisfaction of applicable regulatory requirements. With regard to investment service providers, this common membership is achieved through the “ISD passport” (i.e., the right to provide services or establish a branch in the host country based on the ISD license granted in the home country). As for the persons that do not benefit from this passport (because their activity does not call for a license under the ISD or due to their extra-European origin), Euronext regulators have put in place arrangements which aim at creating a “proxy passport” whereby the diligence conducted by one of the relevant European authorities to authorize a person to conduct its business as a trading member can be relied upon by the other authorities, within the limits of the sovereignty of each signatory authority.

Pending clarification of the respective roles of the home and host countries by the implementation of MiFID and related European directives and regulations, members may have to comply with some conduct of business rules imposed by the host state. In particular, when dealing with persons located in host states, members must comply with rules relating to marketing, solicitation, public offers, conduct of business and customer protection mandated by host states, and any other mandatory rules provided by host state authorities.

Euronext may suspend a member’s trading privileges if the member has breached a rule in the Euronext Rulebook or any of the conditions attached to its membership. Euronext may also decide to terminate membership under certain circumstances, including the loss of a member’s license or authorization as an investment firm issued by the competent authority of its home state or the violation of any rules of the Euronext Rulebook or the admission agreement.

Trading and Market Monitoring

The Investment Services Directive, the Market Abuse Directive, CESR standards and the Euronext Rulebooks all provide minimum requirements for monitoring of trading and enforcement of rules by Euronext as a regulated market. Euronext has set up a framework to organize market monitoring by which it:

•	monitors trading in order to identify breaches of the rules, disorderly trading conditions or conduct that may involve market abuse;

•	reports to the local regulator breaches of rules or of legal obligations relating to market integrity; and

•	monitors compliance with and enforces Euronext rules pursuant to FESCO standards and the Euronext Rulebooks.

Market surveillance and monitoring are implemented on through a two-step process consisting of real time market surveillance and post-trade (i.e. “next day”) analysis of executed trades. In addition, Euronext ensures member compliance with its rules by conducting on site investigations and inspections.

Real time monitoring of the markets is performed by Cash Market Operations (“CMO”) and, for derivative markets by Euronext.liffe Market Services (“ELMS”). CMO and ELMS are the day-to-day first lines of contact for all market participants (members, issuers and regulators) in respect of operational issues. They monitor day-to-day activity and can take immediate action to maintain fair and orderly markets. This monitoring triggers preventative and immediate action when the functioning of the orderly market is threatened and market rules are not complied with.

CMO and ELMS enforce all rules relating to trading activity including the provisions of Chapter 8 of the Euronext Rulebook I (relating to rules of conduct) on a real time basis. In this manner, suspected cases of market abuse are reported to the competent regulator (who is responsible for enforcing the Market Abuse Directive provisions in accordance with national laws and regulations) and possible infringements of Euronext rules is reported to the compliance departments within Euronext.

These compliance departments are also responsible for the conduct of on-site member inspections and investigations, and handles infringements of Euronext rules by enforcing Chapter 9 of the Euronext Rulebook I.

ITEM 1A. RISK	FACTORS

NYSE Euronext may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the combination.

The success of the combination of NYSE Group and Euronext will depend, in part, on NYSE Euronext’s ability to realize anticipated cost savings, revenue synergies and growth opportunities from combining the businesses of NYSE Group and Euronext. NYSE Euronext expects to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and automation. Specifically, NYSE Euronext expects to achieve cost savings of approximately $275 million annually within three years after the combination (with approximately $55 million of these cost savings achieved by the end of the first year, $125 million by the end of the second year and the full $275 million by the end of the third year). Of this amount, an estimated $250 million is expected to result from the overall rationalization of the combined company’s information technology systems and platforms, driven by the high level of compatibility among the current technology platforms maintained by NYSE Group and Euronext, and the remaining $25 million is expected to result from the rationalization of non-information technology related activities, including the integration of corporate support functions such as finance, and the streamlining of marketing and other corporate costs such as insurance, occupancy and professional services.

NYSE Euronext also expects that the combination will create approximately $100 million in incremental revenues annually within three years after the combination. Of this amount, approximately $35 million is expected to be generated from cash equities trading, $45 million is expected to be generated from derivatives and the remaining $20 million is expected to be generated from listing fees.

There is a risk, however, that the businesses of NYSE Group and Euronext may not be combined in a manner that permits these costs savings and revenue synergies to be realized in the time currently expected, or at all. For example, the completion of the post-closing reorganization may be delayed, challenged by parties opposing the completion of the post-closing reorganization or not possible at all. This may limit or delay the NYSE Euronext management’s ability to integrate the two companies’ technologies, organizations, procedures, policies and operations. In addition, a variety of factors, including but not limited to wage inflation, currency fluctuations, and difficulty integrating technology platforms, may adversely affect NYSE Euronext’s anticipated cost savings and revenues. Also, the combined company must achieve its anticipated cost savings without adversely affecting its revenues. If NYSE Euronext is not able to successfully achieve these objectives, the anticipated benefits of the combination may not be realized fully, or at all, or may take longer to realize than expected.

NYSE Euronext has incurred a substantial amount of debt to finance the cash portion of the consideration for the Euronext shares that were acquired, which could restrict its ability to engage in additional transactions or incur additional indebtedness.

In connection with the exchange offer, NYSE Euronext entered into a €2.5 billion revolving credit bridge facility, on January 5, 2007, which was subsequently amended on March 22, 2007. NYSE Euronext may only borrow amounts under this bridge facility agreement to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext also entered into a $3.0 billion syndicated revolving credit facility, to be used primarily as a backstop for a global commercial paper program. The proceeds from the global commercial paper program will be used for general corporate purposes, including repayment of amounts borrowed under the bridge facility and/or the syndicated revolving credit facility. The bridge facility includes and the syndicated revolving credit facility is expected to include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

NYSE Euronext faces numerous competitors in the United States, Europe and the rest of the world.

NYSE Euronext faces significant competition, in particular with respect to cash trading, derivatives trading (including a range of options on securities, securities futures, financial futures and options and commodities futures and options) and listings, and this competition is expected to intensify in the future. NYSE Euronext’s current and prospective competitors in this realm, both domestically and around the world, are numerous and include both traditional and non-traditional execution and listings venues. These include regulated markets, ECNs and other alternative trading systems, market makers and other execution venues. NYSE Euronext also will face significant and growing competition from large brokers and customers that have the ability to divert cash and derivatives trading volumes from NYSE Euronext. Large banks may assume the role of principal and act as counterparty to orders originating from retail customers, thus “internalizing” order flow that would otherwise be transacted on exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their respective order flows, depriving NYSE Euronext of potential trading volumes. The competitive significance in Europe of these varied alternate trading venues is likely to increase substantially in the future, with the regulatory environment in Europe becoming more favorable to off-exchange trading as a result of the reforms contained in the European Commission’s Market in Financial Instruments Directive (or “MiFID”). MiFID was required to be implemented under local laws of the European Union Member States by January 31, 2007 and these local implementation measures must enter into effect on November 1, 2007. See “Risk Factors—Risks Relating to NYSE Euronext’s Business—The implementation of the European Directive on Markets in Financial Instruments, or MiFID, may accelerate the development of off-exchange trading in Europe, which may harm NYSE Euronext’s competitive position.”

NYSE Euronext competes with such market participants in a variety of ways, including the cost, quality and speed of trade execution, liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to trading participants and listed companies, technological innovation and reputation. NYSE Euronext’s competitors may:

•	respond more quickly to competitive pressures because they are not subject to the same degree of regulatory oversight as NYSE Euronext will be;

•	develop products that are preferred by NYSE Euronext customers;

•	price their products and services more competitively;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize faster, more user-friendly technology;

•	consolidate and form alliances, which may create greater liquidity, lower costs and better pricing than NYSE Euronext will be able to offer;

•	list derivatives that are fungible with those of NYSE Euronext and which may leverage off NYSE Euronext’s open interest;

•	market, promote and sell their products and services more effectively; and

•	better leverage existing relationships with customers and alliance partners or better exploit brand names to market and sell their services.

NYSE Euronext may also face competition from new entrants into the markets in which it competes. The emergence of new competitors may increase price competition and reduce margins for all existing cash and derivatives markets, including NYSE Euronext’s markets. New entrants may include new alternative trading systems and new initiatives by existing market participants, including established markets or exchanges, and current customers of the NYSE Group and Euronext that may internalize some of their order flow in the future. For a discussion of the competitive environment in which we operate, see “Item 1. Business—Competition.”

Globalization, growth, consolidations and other strategic arrangements may impair NYSE Euronext’s competitive position.

The liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, the competition among trading markets and other execution venues has become more intense.

In addition, in the last several years, the structure of the exchange sector has changed significantly through demutualizations and consolidations. In response to increasing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The exchange sector is also experiencing consolidation, creating a more intense competitive environment. For example, in the United States, the CBOT and the CME recently announced their intent to merge. Subsequently, ICE also launched a competing bid for the CBOT. Each of the Chicago Stock Exchange, Inc., Philadelphia Stock Exchange, Inc., Boston Stock Exchange, Inc., International Securities Exchange and Chicago Board Options Exchange, Inc. have also entered into investment agreements with other participants in the exchange sector, with the objective of enabling them to better compete with other exchanges. In Europe, the consolidation of OMX Group, created by the merger of OM Gruppen and HEX, with the Copenhagen Stock Exchange was completed early in 2005. In 2006, Nasdaq acquired a 28.8% stake in the London Stock Exchange and launched an offer to acquire the remaining interest. On February 10, 2007, Nasdaq’s offer lapsed without obtaining the minimum tender threshold. It is anticipated that the process of consolidation in the European exchange sector will continue.

Because of these market trends, NYSE Euronext faces intense competition. If it is unable to compete successfully in this environment, its business, financial condition and operating results will be adversely affected.

Future business combinations, acquisitions, partnerships and joint ventures may require significant resources and/or result in significant unanticipated costs or liabilities.

We may seek to grow our company and businesses by entering into business combination transactions, making acquisitions or entering into partnerships or joint ventures, which may be material. For example, NYSE Group recently acquired a 5% interest in the National Stock Exchange of India and also entered into a strategic alliance with the Tokyo Stock Exchange. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector, which may adversely affect our ability to find acquisition targets or strategic partners consistent with our objectives. Even if we do succeed in making acquisitions or entering into strategic alliances, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of our stock that dilute stockholders, expend cash, incur debt, assume contingent liabilities or create other additional expenses, any of which could harm our business, financial condition or results of operations.

In addition, our bylaws require acquisitions, mergers and consolidations involving more than 30% of the aggregate equity market capitalization or value of NYSE Euronext (or, under certain circumstances, transactions involving an entity whose principal place of business is outside of the United States and Europe) to be approved by two-thirds of the directors then in office. This requirement may prevent the NYSE Euronext board of directors from pursuing an acquisition, even if a majority of the board believes it to be in the best interests of the company.

The legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for the secondary listings of non-U.S. companies.

Our U.S. exchanges, the NYSE and NYSE Arca, Inc., compete to obtain the listing of non-U.S. issuer securities (in addition to the listing of U.S. issuer securities). However, the legal and regulatory environment in the United States, as well as the perception of this environment, has made and may continue to make it more difficult for the NYSE and NYSE Arca, Inc., to compete with non-U.S. securities exchanges for these listings and adversely affect our competitive position. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. publicly listed companies. Significant resources are necessary for issuers to come into and remain in compliance with the requirements of the Sarbanes-Oxley Act, which has had, and may continue to have, an impact on the ability of the NYSE and NYSE Arca, Inc. to attract and retain listings. International companies also cite the need for financial statement reconciliations to U.S. generally accepted accounting principles, and concern of greater exposure to U.S. class action litigation, as additional factors weighing against listing in the United States.

At the same time, international companies are increasingly seeking access to the U.S. markets through private transactions that do not require listing or trading in the U.S. public markets, such as through Rule 144A transactions. In 2000, approximately 51% of the proceeds raised by international companies in the U.S. markets was raised privately, and, from 1996 to 1999, the NYSE listed an average of approximately 48 international companies per year. In comparison, in 2006, approximately 92.4% of the proceeds raised by international companies in the U.S. markets were raised privately, and from 2000 to 2006, the NYSE averaged approximately 32 new listings for international companies per year.

Non-U.S. issuers may more frequently choose to list with non-U.S. securities exchanges exclusively without a secondary listing in the United States because they perceive the U.S. regulatory requirements and the U.S. litigation environment as too cumbersome and costly. If the NYSE and NYSE Arca, Inc. are unable to successfully attract the listings of non-U.S. issuers, the perception of the NYSE and NYSE Arca, Inc. as premier listing venues may be diminished, and our competitive position may be adversely affected or our operating results could suffer.

Our European exchanges are not subject to perceptions that may exist with respect to U.S. securities exchanges—namely, that listing on a U.S. securities exchange subjects a company to cumbersome and costly regulatory requirements and heightened litigation risks. In addition, listed companies on the Euronext exchanges are not, and will not become as a consequence of the combination, subject to the requirements of the Sarbanes-Oxley Act unless they otherwise choose to list or register their securities in the United States. However, there can be no assurances that non-U.S. issuers that do not list on the NYSE or NYSE Arca, Inc. will elect to list on a Euronext exchange rather than other non-U.S. exchanges.

Our business may be adversely affected by price competition.

The securities industry is characterized by intense price competition. The pricing model for trade execution for equity securities has changed in response to competitive market conditions. Some of our competitors have recently lowered their transaction costs and accordingly reduced the fees that they charge. In addition, we may face price competition in the fees that we charge to our customers to list securities on our securities exchanges. It is likely that we will continue to experience significant pricing pressures and that some of our competitors will seek to increase their share of trading or listings by further reducing their transaction fees or listing fees, by offering larger liquidity payments or by offering other forms of financial or other incentives. Our operating results and future profitability could be adversely affected as a result of these activities. For example, we could lose a substantial percentage of our share of trading or listings if we are unable to price our transactions in a competitive manner, or our profit margins could decline if we reduce our pricing in response. In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading or listings. Some competitors, especially those outside of the United States, have high profit margins in business areas in which we do not engage, which may assist them in executing these strategies. This environment could lead to loss of order flow and decreased revenues, and consequently could adversely affect our operating results.

In addition, NYSE Group is currently reviewing its pricing structures for trading fees. There is risk inherent in the introduction of new pricing structures, and the implementation of a new price structure may have material adverse effects on our business, financial condition and operating results.

Our share of trading in NYSE-listed securities has declined.

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 75.3% for the three months ended March 31, 2006, to 65.9% for the three months ended March 31, 2007. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our share of NYSE-listed trading, or if a decline in our share of trading in NYSE-listed securities makes the NYSE’s market appear less liquid, then our financial condition and operating results could be adversely affected. In addition, we recently completed the rollout of the NYSE Hybrid MarketSM, which integrates into one platform aspects of both the physically convened auction market and automated electronic execution. We are unable at this time to determine how the NYSE Hybrid MarketSM as implemented will impact our share of trading. The NYSE Hybrid MarketSM may require additional modifications to ensure that the NYSE remains competitive.

We must keep up with emerging technological changes in order to compete effectively in a rapidly evolving and highly competitive industry.

We operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, capacity, accessibility and features of our trading platforms, software, systems and technologies. Our success will depend, in part, on our ability to:

•	develop and license leading technologies useful in our businesses;

•	enhance our existing trading platforms and services;

•	respond to customer demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop our existing technology and to adapt to and manage emerging technologies.

The development and expansion of electronic trading technology entails significant technological, financial and business risks. Any failure or delay in exploiting technology, or failure to exploit technology as effectively as our competitors, could have a material adverse effect on our business, financial condition and operating results. In addition, the increased use of electronic trading on the NYSE may make it more difficult for us to differentiate our products from those of our competitors, possibly reducing one of the competitive strengths of the NYSE. This may have an adverse impact on our business and, in particular, may reduce the incentive for companies to list on the NYSE. In addition, the commoditization of trade execution may result in a reduction in the number of people using the NYSE’s trading floor. This may result in a decrease in the revenues raised through the use of our trading floor.

We use leading technologies and currently devote substantial resources to our services. The adoption of new technologies or market practices may require us to devote additional resources to modify and adapt our services. In such cases, we cannot assure you that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which would have a material adverse effect on our business, financial condition and results of operations. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

An “extraterritorial” change of law may adversely affect the businesses of NYSE Euronext and, under certain special arrangements, the rights of NYSE Euronext to control a substantial portion of its assets.

NYSE Euronext operates securities exchanges and regulated markets in various jurisdictions and thus is subject to a variety of laws and regulations. Although NYSE Euronext does not anticipate that there will be a material adverse application of European laws to NYSE Euronext’s U.S. exchanges, or a material adverse application of U.S. laws to NYSE Euronext’s European exchanges, the possibility of such an occurrence cannot be ruled out entirely. If this were to occur, and NYSE Euronext were not able to effectively mitigate the effects of such extraterritorial application, the affected exchanges of NYSE Euronext could experience a reduction in the number of listed companies or business from other market participants, or the business of NYSE Euronext could be otherwise adversely affected. In addition, in connection with obtaining regulatory approval of the combination, NYSE Euronext has implemented certain special arrangements consisting of two standby structures, one involving a Dutch foundation and one involving a Delaware trust. The Dutch foundation is empowered to take actions to mitigate the adverse effects of any potential changes in U.S. law that have “extraterritorial” impact on the European regulated markets of NYSE Euronext, and the Delaware trust is empowered to take actions to ameliorate the adverse effects of any potential changes in European law that have “extraterritorial” impact on the U.S. regulated markets of NYSE Euronext. These actions include the exercise by the foundation or the trust of potentially significant control over the European or the U.S. businesses of NYSE Euronext, as the case may be. Although the Dutch foundation and the Delaware trust are required to act in the best interest of NYSE Euronext, subject to certain exceptions, and any remedies implemented may be implemented only for so long as the effects of the material adverse application of law persist, NYSE Euronext may, as a result of the exercise of such rights, be required to transfer control over a substantial portion of its business and assets to the direction of the trust or of the foundation. Any such transfer of control could adversely affect the business and assets of NYSE Euronext.

The implementation of the European Directive on Markets in Financial Instruments, or MiFID, may accelerate the development of off-exchange trading in Europe, which may harm NYSE Euronext’s competitive position.

The European Commission is currently working on implementing measures for MiFID, which were finalized over the course of 2006. In addition to regulated exchange trading, MiFID provides that trades may be executed on multilateral trading facilities (or MTFs) via OTC trading, or through systematic internalization of the order flow collected by investment firms and banks. As a result, MiFID creates an opportunity for new multilateral trading facilities, OTC and internalization arrangements to be developed on a pan-European basis, thereby substantially facilitating entry and increasing their attractiveness to users. In addition, investment firms will have to ensure that they obtain the “best execution” conditions for their clients, and will therefore have to direct orders to the most favorable execution venue, without any regulatory incentive to favor established regulated exchanges. Taken together, these changes to the regulatory environment may make it easier for multilateral trading facilities to establish themselves in Europe as low-cost alternatives to regulated exchanges, thereby increasing the level of competition with and between market operators. Increased competition from multilateral trading facilities could cause NYSE Euronext to lose market share or to lower its fees in order to remain competitive, either of which could lead to lower revenues and/or lower margins, harming profitability. For example, on November 14, 2006, Euronext announced that it is considering the progressive reduction of between 10% to 15% of trading fees on its equity markets as certain combination-related information technology synergies are realized over the two or three years following completion of the combination. If this were to occur, NYSE Euronext’s financial condition and results of operation could be negatively affected.

Regulatory changes or future court rulings may have an adverse impact on our market data fees.

Market data fees are one of our significant sources of revenues. Regulatory developments, however, could reduce the amount of revenue that we can obtain from this source. Regulation NMS will impose significant changes on the formula used to calculate each market center’s share of market data revenue. These new rules could alter behavior by market participants and reduce the share of revenue obtained by our U.S. exchanges. The formula that will be used to determine the allocation of market information revenue under Regulation NMS is highly complex, and we are as yet unable to forecast how the market will react to the new rules and the impact, if any, that this new allocation formula will have on our market information revenues or expenses longer term. In addition, in November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national securities exchanges and other self-regulatory organizations (“SROs”) and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive. We cannot predict whether, or in what form, any regulatory changes will take place, or their impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to become even more involved in the market data rate-setting process, or to reduce the current levels of market data fees could have a material adverse effect on our market data revenues.

The ability to assess fees for market data products is contingent upon receiving approval from the SEC. There continues to be opposing industry viewpoints as to the extent that NYSE Group should be able to charge for market data, and it is conceivable that the SEC may broaden its examination of exchange market data fees. If such an examination is conducted, and the results are detrimental to the NYSE’s ability to charge for market data, there could be a negative impact on our revenues.

In addition, the approach to fees reflected in MiFID, which explicitly authorizes market operators to sell trade information on a non-discriminatory commercial basis at a reasonable cost, could be modified by the European Commission or future European court decisions in a manner that may have an adverse impact on NYSE Euronext’s market data fees.

NYSE Euronext intends to enter into or increase its presence in established trading markets, such as the U.S. options or futures markets or markets in countries where it does not currently compete. Demand and market acceptance for NYSE Euronext’s products and services within these markets will be subject to a high degree of uncertainty and risks and may affect its growth potential.

NYSE Euronext intends to enter into or increase its presence in certain trading markets, such as the U.S. options and futures markets or markets in countries where it does not currently compete, which already possess established competitors. As a result, demand and market acceptance for NYSE Euronext’s products and services within these markets will be subject to a high degree of uncertainty and risk. If NYSE Euronext is unable to enter into or increase its presence in these markets and compete successfully, NYSE Euronext may not generate sufficient revenues from these products and services.

NYSE Euronext’s growth and success may depend in part on its ability to compete with and penetrate new markets. However, it may not be successful in competing with or penetrating these markets. Attracting customers in certain countries may be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of foreign countries, and political and regulatory uncertainties.

The loss of key personnel may adversely affect our business.

We are dependent upon the contributions of our senior management team and other key employees, as well as key staff of NYSE Regulation, for our success. If one or more of these executives, or other key employees, were to cease to be employed by us, we could be adversely affected. In particular, we may have to incur costs to replace senior executive officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

We may be at greater risk from terrorism than other companies.

Given NYSE Euronext’s position as the world’s largest cash equities market, its prominence in the U.S. and global securities industry, and the concentration of many of its properties and personnel in lower Manhattan, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations. In addition, as a result of the consummation of the combination on April 4, 2007, Euronext’s premises may be subject to a higher threat of such attacks.

It is impossible to predict the likelihood or impact of any terrorist attack on the securities industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. For a discussion of some of our security measures and contingency plans, see “Item 2. Properties—Security Measures and Contingency Plans.” Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against such damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the securities markets, including trading on exchanges. Any of these events could have a material adverse effect on our business, financial condition and operating results.

We operate in a highly regulated industry, and may be subject to censures, fines and other legal proceedings if we fail to comply with our legal and regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation. The securities industry is subject to extensive governmental regulation and could be subject to increased regulatory scrutiny. As a matter of public policy, these regulations are designed to safeguard the integrity of the securities and other financial markets and to protect the interests of investors in those markets. The SEC regulates the U.S. securities exchanges and has broad powers to audit, investigate and enforce compliance with its rules and regulations and impose sanctions for non-compliance. European regulators have similar powers with respect to European exchanges in their respective countries. NYSE Euronext’s ability to comply with applicable laws and rules will be largely dependent on its establishment and maintenance of appropriate systems and procedures, as well as its ability to attract and retain qualified personnel.

Both the SEC and the European regulators are vested with broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit exchanges from engaging in some of its businesses or suspend or revoke the exchange recognition, license or registration of its subsidiaries as national securities exchanges in the respective countries in which the regulators are located. In the case of actual or alleged noncompliance with regulatory requirements, NYSE Euronext could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of a subsidiary’s exchange recognition, license or registration as a securities exchange or market. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and might also harm NYSE Euronext’s business reputation, any of which may have a material adverse effect on its business, financial condition and operating results.

In addition, there may be a conflict between the self-regulatory responsibilities of certain of our businesses and some of the market participants or customers of our subsidiaries. Any failure by us to diligently and fairly regulate our member organizations or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business.

Damage to our reputation could have a material adverse effect on our businesses.

One of our competitive strengths is our strong reputation and brand name. Our reputation could be harmed in many different ways, including by regulatory governance or technology failures. Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We will face restrictions with respect to the way in which we conduct certain of our operations, and may experience certain competitive disadvantages if we do not receive SEC and the relevant European regulator regulatory approval for new business initiatives or receive them in an untimely manner.

NYSE Euronext operates two U.S. registered national securities exchanges—the NYSE and NYSE Arca, Inc. Pursuant to the Exchange Act, the NYSE and NYSE Arca, Inc. are responsible for regulating their member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of their member organizations and the individuals associated with them. Changes to those rules are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to its certificate of incorporation or bylaws and changes to the certificate of incorporation, bylaws, operating agreement or rules of certain of NYSE Euronext’s subsidiaries, to the extent that these changes could affect the activities of these national exchanges, must also be approved. NYSE Euronext may from time to time seek to engage in new business activities, some of which may require changes to NYSE Euronext’s governing documents.

NYSE Euronext also operates exchanges in France, Belgium, Portugal, the Netherlands and the United Kingdom. Regulators in each of these countries regulate exchanges through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of such exchanges and individuals associated with them. All NYSE Euronext initiatives with regulatory implications must be approved by the relevant authorities in each of these countries, as well as by the coordinating bodies set up under the Euronext regulators’ memoranda of understanding. Changes to NYSE Euronext’s certificate of incorporation or bylaws and changes to the certificate of incorporation, bylaws, operating agreement or rules of certain of NYSE Euronext’s subsidiaries, to the extent that these changes could affect the activities of these exchanges, may also require approvals. NYSE Euronext may from time to time seek to engage in new business activities, some of which may require changes to NYSE Euronext’s governing documents.

Any delay or denial of a requested approval could cause NYSE Euronext to lose business opportunities or slow the integration process in the future between its different markets. NYSE Euronext’s competitive position could be significantly weakened if its competitors are able to obtain regulatory approval for new functionalities faster, or with less cost or difficulty, than NYSE Euronext is, or if approval is not required for NYSE Euronext’s competitors but is required for NYSE Euronext. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as NYSE Euronext seeks to expand its product base, it could become subject to the oversight of additional regulatory bodies.

NYSE Group is required to allocate funds and resources to NYSE Regulation.

NYSE Group and certain of its subsidiaries are required to allocate significant resources to NYSE Regulation. This dedication of resources may limit our ability to reduce its expense structure.

NYSE Regulation has undertaken the regulatory functions of the NYSE and NYSE Arca, Inc. pursuant to agreements with each entity. NYSE Regulation also has an explicit agreement with NYSE Group, the NYSE and NYSE Market so that adequate funding is provided to NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to us or any entity other than NYSE Regulation. The obligations to fund NYSE Regulation under the agreements covering those services could negatively affect the cash available to us, as well as our ability to invest in or pursue other opportunities that may also be beneficial to our stockholders.

Any conflicts of interest between us and NYSE Regulation may have a material adverse effect on our business.

NYSE Regulation regulates and monitors the activities on our U.S. securities exchanges and enforces issuer and member organization compliance with applicable law and the rules of the exchanges. In a 2004 concept release, the SEC noted that there is an inherent conflict that exists within every SRO between its regulatory functions, on the one hand, and its member organizations, market operations, listed issuers, and stockholders, on the other hand. The SEC has also expressed concern about the conflicts of interest that may exist when a for-profit entity owns an SRO. The for-profit entity’s goal of maximizing stockholder value might conflict with the SRO’s self-regulatory responsibilities imposed by the securities laws. For example, the for-profit entity might have an incentive to commit insufficient funds to the regulatory operations of the SRO, or use the disciplinary powers of the SRO to generate revenue for the for-profit entity by disciplining member organizations that operate or participate in competing trading systems. In addition, the regulatory responsibilities imposed by the U.S. securities laws (such as encouraging low-cost trading and competitive markets) may conflict with our profit-oriented goals as a public company. There may be more opportunities for conflicts of interest to arise when SROs regulate listed companies. Additional conflicts of interest arise where a company (such as NYSE Group) lists its securities on the national securities exchange that it owns. The listing of our common stock on the NYSE could potentially create a conflict of interest between the NYSE’s regulatory responsibility to vigorously oversee the listing and trading of securities on the NYSE, on the one hand, and our commercial and economic interest, on the other hand. The SRO’s disciplinary power over NYSE Euronext’s competitors may also raise questions.

We have implemented structural protections to minimize these potential conflicts of interest. For a discussion of some of these structural protections, see “Item 1. Business—NYSE Group—NYSE Regulation—Structure, Organization and Governance of NYSE Regulation.” In addition, on November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate their member regulation operations into a new self-regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The letter of intent is nonbinding and is subject to the execution of a definitive agreement. The transaction is expected to close in the second quarter of 2007. Following such consolidation, NYSE Regulation will continue to perform market surveillance and listed company compliance for NYSE and NYSE Arca, Inc.

Specialists will be responsible for effecting certain transactions on the floor of the NYSE. Any failure by specialists to perform their function effectively or to comply with their regulatory obligations may have a material adverse effect on our business and reputation.

Specialists are an important component of the market structure within the NYSE. For example, specialists assist in providing liquidity and minimizing volatility. A deterioration in the performance of specialists, or misconduct by specialists, could damage our reputation and reduce our ability to compete with other securities exchanges for listings and order flow.

The increased use of technology in securities executions also is changing the business models of specialists. Any failure of the specialist to adapt their business models to this changing environment in general, and to the NYSE Hybrid MarketSM in particular, would further undermine the differentiation, and therefore the competitive position, of the NYSE.

Market fluctuations and other risks beyond our control could significantly reduce demand for our services and harm our business.

Our revenues and profitability are highly dependent upon the levels of activity on our exchanges, in particular the volume and value of financial instruments traded, the number and market capitalization of listed issuers, the number of new listings, the number of traders in the market and similar factors.

We have no direct control over such variables. Among other things, we are dependent upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. Such variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including:

•	broad trends in business and finance;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among U.S. and non-U.S. markets if significant policy differences emerge among markets;

•	the perceived attractiveness of the U.S. capital markets, as well as the costs (e.g., potential class actions); and

•	unforeseen market closures or other disruptions in trading.

General economic conditions affect securities markets in a variety of ways, from determining availability of capital to influencing investor confidence. Poor economic conditions also have an impact on the process of raising capital by reducing the number or size of securities offerings or listings. The economic climate in recent years has been characterized by challenging business and economic conditions. During 2000 through early 2003, the major U.S. market indices experienced severe declines. The weak and uncertain economic climate, together with corporate governance and accounting concerns, contributed to a reduction in corporate transactions and a generally more difficult business environment. In addition, the United States and other countries in which we hope to offer our services have suffered acts of war or terrorism or other armed hostilities. These or similar acts have in the past increased or prolonged, and may in the future increase or prolong, negative economic conditions. Adverse changes in the economy or the outlook for the securities industry can have a negative impact on our revenues through declines in trading volume, new listings and demand for market data. Generally adverse economic conditions may also have a disproportionate effect on our business. Because our infrastructure and overhead will be based on assumptions of certain levels of market activity, significant declines in trading volumes, new listings or demand for market data may have a material adverse effect on our business, financial condition and operating results.

A significant portion of our revenues will depend, either directly or indirectly, on our transaction-based business, which, in turn, is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on the NYSE or NYSE Arca decreases, our revenue from transaction fees will decrease. There may also be a reduction in revenue from market data fees. If our share of total trading volume decreases relative to our competitors, we may be less attractive to market participants as a source of liquidity and may lose additional trading volume and associated transaction fees and market data fees as a result. In addition, declines in our share of trading volume could adversely affect the growth, viability and importance of various of our market information products, which will constitute an important portion of our revenues.

We also expect to generate a significant portion of our revenues from listing fees. Among the factors affecting companies’ decision to go public and/or list their shares on U.S. markets are general economic conditions, industry-specific circumstances, capital market trends, mergers and acquisitions environment and regulatory requirements. The extent to which these and other factors cause companies to remain privately owned or decide not to list their shares in the United States may have a material adverse effect on our business, financial condition and operating results.

The financial services industry and, particularly, the securities transactions business are dynamic, uncertain and highly competitive environments. Accordingly, we expect exchange consolidation and member organization consolidation to persist in the future. This environment has led to business failures and has encouraged the introduction of alternative trading venues with varying market structures and new business models. Well- capitalized competitors from outside the United States may seek to expand their operations in the U.S. market. In addition, the financial services industry is subject to extensive regulation, which may change dramatically in ways that affect industry market structure. If we are unable to adjust in a timely manner to structural changes within our markets, technological and financial innovation, and other competitive factors, our business will suffer.

Insufficient systems capacity or systems failure could harm our business.

Our business depends on the performance and reliability of the computer and communications systems supporting it. In particular, heavy use of our platforms and order routing systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Our system capacity requirements could grow significantly in the future as the result of a variety of factors, including the implementation of the NYSE Hybrid MarketSM, and NYSE Arca’s anticipated expansion of its options trading activities. If our systems cannot be expanded to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, delays in introducing new products and services and loss of revenues. In addition, our trading activities may be negatively affected by system failures of other trading systems, as a result of which we may be required to suspend trading activity in particular stocks or, in the case of NYSE Arca, cancel previously executed trades under certain circumstances.

With respect to LIFFE Connect®, NSC and related ancillary systems and distribution network, the growth of algorithmic and so called “black box trading” requires NYSE Euronext to increase systems and network capacity to ensure the increases in message traffic can be accommodated without adverse effect on system performance. Keeping pace with these ever increasing requirements can be expensive. If NYSE Euronext fails to address these requirements in a timely manner, this could result in reputational risk, loss of market share and reductions in revenue.

If our systems cannot be expanded to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, delays in introducing new products and services and loss of revenues. In addition, our trading activities may be negatively affected by system failures of other trading systems, as a result of which it may be required to suspend trading activity in particular stocks or, in the case of NYSE Arca, cancel previously executed trades under certain circumstances.

Failure to maintain systems or to ensure sufficient capacity may also result in a temporary disruption of our regulatory and reporting functions. These consequences, in turn, could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims, or regulatory sanctions.

We have experienced systems failures in the past. It is possible that we will experience systems failures in the future, or periods of insufficient systems capacity or network bandwidth, power or telecommunications failure, acts of God or war, terrorism, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and negatively impact our revenues. We also rely on third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business (and the NYSE Hybrid MarketSM, in particular) and have a material adverse effect on our business, financial condition and operating results.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause us to lose trading volume and result in significant liabilities. We will also incur significant expense to protect our systems.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully access and use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose trading volume. We will be required to expend significant further resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Our security measures are costly, and may prove to be inadequate and result in system failures and delays that could cause us to lose business.

Any failure by us to protect our intellectual property rights, or allegations that we have infringed the intellectual property rights of others, could adversely affect our business.

We own the rights to a number of trademarks, service marks, trade names, copyrights and patents used in our businesses. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps taken may be inadequate to deter misappropriation of proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, defending our intellectual property rights may require significant financial and managerial resources, the expenditure of which may have a material adverse effect on our business, financial condition and operating results.

In the future we may be subject to intellectual property rights claims, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies. Some of our competitors currently own patents and have actively been filing patent applications in recent years, some of which may relate to our trading platforms and business processes. As a result, we could in the future face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology where such use is found to infringe or violate the rights of others, or require us to obtain licenses from third parties at material cost.

We are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade or from claims that a system or operational failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. We could be exposed to substantial liability under federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us may have a material adverse effect on our business, financial condition and operating results. For a discussion of certain legal claims against us, see “Item 3. Legal Proceedings.”

Provisions of our organizational documents and Delaware law may delay or deter a change of control of NYSE Euronext.

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control of, or unsolicited acquisition proposals for, NYSE Euronext that a stockholder might consider favorable. These include provisions:

•	vesting our board of directors with sole power to set the number of directors;

•	limiting the persons that may call special stockholders’ meetings;

•	limiting stockholder action by written consent; and

•	requiring supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and bylaws.

In addition, our organizational documents include provisions that:

•

restrict any person (either alone or together with its related persons) from voting or causing the voting of shares of stock representing more than 10% of our outstanding voting capital stock (including as a result of any agreement by any other persons not to vote shares of stock); and

•

restrict any person (either alone or together with its related persons) from beneficially owning shares of stock representing more than 20% of the outstanding shares of any class or series of our capital stock.

Furthermore, our board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of these shares without stockholder approval. Any series of NYSE Euronext is likely to be senior to NYSE Euronext common stock with respect to dividends and liquidation rights. The ability of our board of directors to issue preferred stock also could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of the common stock.

In addition, Delaware law makes it difficult for stockholders that recently have acquired a large interest in a corporation to cause the merger or acquisition of the corporation against the directors’ wishes. Under Section 203 of the Delaware General Corporation Law, a Delaware corporation may not engage in any merger or other business combination with an interested stockholder for a period of three years following the date that the stockholder became an interested stockholder except in limited circumstances, including by approval of the corporation’s board of directors.

NYSE Euronext relies on Atos Euronext Market Solutions, a third party service provider that it does not control, for a number of key information technology services.

Atos Euronext Market Solutions (“AEMS”) is Euronext’s preferred external supplier of key information technology and is responsible for the development of Euronext’s technology and the management of its key information technology systems, including the NSC cash trading platform and the LIFFE CONNECT® futures and options electronic trading system. Euronext and Atos Origin each hold 50% of the shares of AEMS. Control over the activities and the assets of the company rests with Atos Origin. AEMS provides IT services to Euronext under a complex contractual framework, incorporating an umbrella services agreement and a series of interim service agreements. The umbrella services agreement will terminate in January 2012 unless a definitive and comprehensive agreement is entered into before that date. If AEMS does not dedicate sufficient resources or provide sufficiently experienced personnel or experiences difficulties or losses, and is unable to perform the services to the required levels and meet its contractual obligations to Euronext under the IT services arrangements, the business, financial condition or results of operations of Euronext could be materially adversely affected.

Euronext also relies on intellectual property owned by AEMS. If AEMS does not protect its existing or future intellectual property rights, it may have to pay third parties for rights to use their intellectual property, pay damages for infringement or misappropriation and/or be enjoined from using such intellectual property. AEMS relies mainly on copyright legislation, patents, trademarks and protection of know-how to protect its intellectual property. Euronext cannot guarantee that any of the intellectual property rights owned by AEMS or other intellectual property rights that third parties license to AEMS will not be invalidated, circumvented, challenged or rendered unenforceable. Conversely, if AEMS became involved in litigation or other proceedings as the result of alleged infringement of the rights of others, AEMS might have to spend significant amounts of money, regardless of fault.

NYSE Euronext relies on LCH.Clearnet and Euroclear, neither of which is controlled by Euronext, for the majority of Euronext’s clearing and settlement services.

Euronext uses the services of LCH.Clearnet Group Ltd. and its subsidiaries (together “LCH.Clearnet”) for clearing transactions executed on its cash markets and Euronext.liffe, and on Euroclear for settling transactions on its cash markets (except in Portugal). Although Euronext has a substantial minority shareholding in

LCH.Clearnet (which it has announced an agreement in principle to reduce) and a small shareholding in Euroclear plc and has contractual arrangements with each of them for the provision of services, Euronext does not have any significant influence over their businesses generally, particularly with respect to their relationships with third parties. To the extent that LCH.Clearnet or Euroclear experiences serious difficulties or materially changes its business relationship with Euronext, the business of Euronext may be materially adversely affected. Additionally, because LCH.Clearnet and Euroclear each play a vital role in the functioning of Euronext’s exchanges, Euronext may be affected by any difficulties that either of them experiences. If this occurs, Euronext could be harmed financially or its reputation could suffer.

GL TRADE’s business could be harmed by the consolidation of financial institutions or reductions in the trading operations of its customers.

The merger of major financial institutions may lead GL TRADE’s customers to reduce the number of traders and lead to further cost-cutting efforts by its customers with respect to their information systems. This environment could cause its customers to decrease the number of workstations and subscriptions they buy from GL TRADE or change their strategy by shifting to other providers or to in-house technology.

NYSE Euronext’s financial condition and results of operations may be harmed if it does not successfully reduce market risks through the use of derivative financial instruments.

Since NYSE Euronext conducts operations in both the United States and Europe, a substantial portion of its assets, liabilities, revenues and expenses will be denominated in U.S. dollars, euros and pounds sterling. Because NYSE Euronext’s financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates, especially the euro/pound sterling against the U.S. dollar, could have a material impact on NYSE Euronext’s reported results. NYSE Euronext may also experience other market risks, including changes in interest rates and in prices of marketable equity securities that it owns. NYSE Euronext may use derivative financial instruments to reduce certain of these risks. If NYSE Euronext’s strategies to reduce market risks are not successful, its financial condition and operating results may be adversely affected.

If we are unable to favorably assess the effectiveness of our internal controls over financial reporting, or if our Independent Registered Public Accounting Firm is unable to provide an unqualified attestation report on our assessment, our stock price could be adversely affected.

Pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002, in connection with our annual report on Form 10-K for the fiscal year ending December 31, 2007, our management will be required to certify to and report on, and our Independent Registered Public Accounting Firm will be required to attest to, the effectiveness of NYSE Group’s internal controls over financial reporting as of December 31, 2007 and on NYSE Euronext’s internal controls over financial reporting as of December 31, 2008. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are new and complex, and require significant documentation, testing and possible remediation. We currently are in the process of reviewing, documenting and testing our internal controls over financial reporting. The continuing effort to comply with regulatory requirements relating to internal controls will likely cause us to incur increased expenses and diversion of management’s time and other internal resources. We also may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our Independent Registered Public Accounting Firm, we may encounter problems or delays in completing the implementation of any requested improvements or receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our Independent Registered Public Accounting Firm is unable to provide an unqualified attestation report on our assessment, investor confidence and the stock price of our common stock could be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our operations in premises inside and outside of the United States.

NYSE Group’s headquarters are located on Wall Street, New York City, and the surrounding area. In particular, the NYSE trading floor runs throughout 11 Wall Street and 20 Broad Street. These buildings are described in more detail below:

11 Wall Street, New York City.    NYSE Group’s principal offices and the major portions of the NYSE Market trading floor are located at 11 Wall Street in New York City, a complex that includes contiguous buildings known as 8 through 18 Broad Street. This complex, exclusive of the 20 Broad Street building (described below), is owned by NYSE Group and consists of approximately 370,000 square feet of aggregate space.

20 Broad Street, New York City.    The land underlying the office building situated at 20 Broad Street in New York City is owned by Newex Corporation, a wholly owned subsidiary of the NYSE. The land has been leased to the owner of the office building at 20 Broad Street for a term that is anticipated to expire in 2081. NYSE Group occupies approximately 348,000 square feet of space in the office building at 20 Broad Street pursuant to a sublease for a term expiring in 2016. In addition, the sublease provides NYSE Group with multiple rights to extend the term of the sublease until 2041. The space occupied by NYSE Group in the 20 Broad Street building is used for portions of the NYSE Market trading floor and for office purposes. NYSE Group received a notice, dated October 4, 2006, from the sublandlord of its facility at 20 Broad Street, alleging default under certain covenants in the sublease (based upon the alleged impact on the sublandlord of certain security measures) and demanding cure by December 15, 2006. NYSE Group and the sublandlord have agreed to extend the cure date to May 25, 2007. NYSE Group believes that the sublandlord’s claims are without merit and, if a resolution of the matter is not reached, intends to contest the sublandlord’s position vigorously.

14 Wall Street, New York City.    NYSE Group occupies approximately 65,000 square feet in the office building located at 14 Wall Street, New York City, pursuant to a lease expiring in 2011. In addition, NYSE Group occupies approximately 11,000 square feet in this building pursuant to a sublease expiring in 2010. It uses the leased space and the sublease space for office purposes.

30 Broad Street, New York City.    NYSE Group occupies approximately 47,000 square feet in the office building located at 30 Broad Street, New York City, pursuant to a lease expiring in 2008. NYSE Group is currently negotiating to retain only approximately 14,000 square feet in the building for office purposes.

2 Metrotech Center, Brooklyn, New York.    NYSE Group occupies approximately 429,000 square feet at 2 Metrotech pursuant to a lease scheduled to expire in November 2010. NYSE Group uses this space for a Data Center as well as general office space. NYSE Group has options to extend the lease.

55 Water Street, New York City.    NYSE Group occupies approximately 123,000 square feet at 55 Water Street, New York City with the lease scheduled to expire in December 2012. NYSE Group uses this space for a data center and limited office space.

65 Broadway, New York City.    NYSE Group occupies approximately 31,160 square feet in a building located on 65 Broadway, New York City, pursuant to a lease expiring in April 30, 2010. Approximately half of this space is being subleased on a pass-through cost basis. NYSE Group is currently negotiating a sublease of the remaining half of this space.

100 South Wacker Drive, Chicago, Illinois.    NYSE Group occupies approximately 59,000 square feet in the office building located at 100 South Wacker Drive, Chicago, Illinois, pursuant to two leases covering different portions of this space. The lease originally set to expire August 2006 has been extended until August 2013. The second lease expires March 2014. The leases provide NYSE Group with rights to extend the terms of the leases. NYSE Group uses this leased space for office purposes and for running NYSE Arca.

115 Sansome Street, San Francisco, California.    NYSE Group occupies approximately 58,969 square feet in a building located at 115 Sansome Street, San Francisco, California pursuant to a lease that is scheduled to expire in June 2009. NYSE Group uses this space for offices and storage. Approximately 33% is being subleased.

Mills Building, San Francisco, California.    NYSE Group occupies approximately 46,470 square feet in a building located at 220 Montgomery Street and 220 Bush Street, San Francisco, California pursuant to a lease expiring on May 31, 2009. NYSE Group uses this space to operate NYSE Arca’s options trading floor.

In addition to these premises, NYSE Group and its subsidiaries lease space in the following locations:

Location	Approximate Square Feet
Palo Alto, California	9,800
Weehawken, New Jersey	8,200
Washington, D.C.	6,300
Maitland, Florida	4,000
London, United Kingdom	1,400
Tokyo, Japan	1,800
Hong Kong, China	410
San Francisco, California	6,090

NYSE Group’s overseas offices are used primarily for the purposes of promoting international recognition of NYSE Group’s brand, developing the listings business and providing client services to non-U.S. listed companies. In addition to its market operations, NYSE Group uses the domestic offices for general sales and office purposes.

Euronext’s registered office is located at Beursplein 5, 1012 JW Amsterdam, the Netherlands. Euronext occupies 10,080 square meters of space at this site, which it owns outright. Euronext has also established local headquarters in each of the other European countries where it operates an exchange, as set forth below:

•	Palais de la Bourse/Beurspaleis, Place de la Bourse/Beursplein, 1000 Brussels, Belgium. Euronext Brussels occupies 11,855 square meters of space at this site, pursuant to a long-term lease;

•	Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal. Euronext Lisbon occupies 1,086 square meters of space at this site, pursuant to a long-term lease;

•	39, rue Cambon, 75039 Paris Cedex 01, France. Euronext Paris occupies 13,517 square meters of space at this site, pursuant to a long-term lease; and

•	Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom. LIFFE Administration and Management occupies 8,409 square meters of space at this site, pursuant to a long-term lease.

In addition to the premises above, Euronext and its subsidiaries own or lease space in the following locations:

Location	Owned/Leased	Approximate Square Meters
Palais Brongniart (Paris)	Leased	14,347
EVERE Building (Brussels)	Owned	8,730
Damrak Building (Amsterdam)	Leased	6,961
Stepney Way (London)	Leased	2,968
Porto Building (Porto)	Leased	824
55 Broadway (New York)	Leased	581

For further information related to Euronext’s owned and leased real estate, see notes 3.2.1 and 3.5.4 to Euronext’s consolidated financial statements included herein.

Security Measures and Contingency Plans

NYSE Euronext has implemented numerous security measures to reduce its vulnerability to terrorist attacks, including, among other things:

•

establishing a wide perimeter security zone in the vicinity of the premises housing the NYSE trading floor in New York, New York, manned constantly by armed security personnel employed and/or contracted for by the NYSE and/or provided by the New York City Police Department;

•	requiring physical and X-ray/magnetometer inspection of all incoming persons, mail, packages and parcels into NYSE’s premises;

•	requiring that all messengers delivering mail, packages or parcels be screened and escorted throughout the NYSE’s premises;

•

requiring photo ID badges for all visitors and employees and conditioning the issuance of badges for long-term access to employees and service providers, with limited exceptions, upon the review of individual fingerprint-based background information; and

•	maintaining continuous television monitoring and recording of exterior and interior areas.

NYSE Euronext continually reviews these security measures to ensure that they remain effective and to avoid predictability.

NYSE Euronext maintains a number of contingency plans relating to possible emergencies that may affect its operations. After consulting with member organizations regarding their needs, the NYSE established and maintains an alternative trading location apart from its current trading floor. NYSE Euronext also regularly circulates among its personnel emergency contact telephone numbers and makes available a password-protected contingency website that would give information and directions to personnel in the event of a disruption or incident of any kind. Consistent with its business plan, each division of NYSE Euronext also maintains emergency contingency plans tailored to its needs and personnel.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a number of legal proceedings, as described below.

In re NYSE Specialists Securities Litigation

On December 16, 2003, the California Public Employees’ Retirement System (“CalPERS”) filed a purported class action complaint in the U.S. District Court for the Southern District of New York against NYSE, NYSE specialist firms, and others, alleging various violations of the Exchange Act and breaches of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003. The court consolidated CalPERS’ suit with three other purported class actions and one other non-class action suit into an action entitled In re NYSE Specialists Securities Litigation. The court also appointed CalPERS and Empire Programs, Inc. as co-lead plaintiffs.

Plaintiffs filed a consolidated complaint on September 16, 2004. The consolidated complaint asserts claims for alleged violations of Sections 6(b), 10(b) and 20(a) of the Exchange Act, and alleges that, with the NYSE’s knowledge and active participation, the specialist firms engaged in manipulative, self-dealing and deceptive conduct, including interpositioning, front-running and “freezing” the specialist’s book and falsifying trading records to conceal their misconduct. Plaintiffs also claim that the NYSE constrained its regulatory activities in order to receive substantial fees from the specialist firms based on their profits, which “caused investors to purchase or sell shares on the NYSE at distorted and manipulated prices, enriching Defendants and damaging Plaintiffs and the Class.” The consolidated complaint also alleges that certain generalized NYSE statements concerning the operation of its market were rendered false and misleading by the NYSE’s non-disclosure of its alleged failure to properly regulate specialists, and that the NYSE was motivated to participate in or permit the specialist firms’ alleged improper trading in order to maintain or enhance its fee revenues and the compensation of its executives, including its former chairman and chief executive officer Richard A. Grasso. The consolidated complaint seeks unspecified compensatory damages against defendants, jointly and severally.

On November 16, 2004, the specialist firms and the NYSE filed motions to dismiss the complaint. On December 12, 2005, the court issued an order granting the NYSE’s motion and dismissing all of the claims against it with prejudice, and granting in part and denying in part the specialist defendants’ motion to dismiss. On February 17, 2006, the court entered a final judgment in favor of the NYSE. Plaintiffs appealed the judgment to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals heard oral argument on the appeal on February 26, 2007, but has not rendered a decision.

Grasso Litigation

On May 24, 2004, the New York Attorney General filed a lawsuit in New York Supreme Court against NYSE’s former chairman and chief executive officer, Richard A. Grasso, former NYSE Director Kenneth Langone and the NYSE. The complaint alleges six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment. Among other things, the suit seeks:

•

imposition of a constructive trust for the NYSE’s benefit on all compensation received by Mr. Grasso that was not reasonable and commensurate with services rendered, pursuant to provisions of the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”;

•	a judgment directing Mr. Grasso to return payments made by the NYSE that were unlawful under the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”; and

•	restitution of all amounts that Mr. Grasso received that lacked adequate NYSE board approval because the board’s approval was based on inaccurate, incomplete or misleading information.

The New York Attorney General further seeks a declaration by the court that any obligation to make future payments to Mr. Grasso by the NYSE lacking the required board approval is void. In addition to the claims against Mr. Grasso, the complaint asserts a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law and a single cause of action against the NYSE seeking a declaratory judgment that the NYSE made unlawful, ultra vires payments to Mr. Grasso, and an injunction requiring the NYSE to adopt and implement safeguards to ensure that future compensation complies with the New York Not-for-Profit Corporation Law. In its answer to the complaint, the NYSE asserted several complete defenses.

In his answer, Mr. Grasso denied the New York Attorney General’s allegations of wrongdoing and asserted various defenses. In addition, Mr. Grasso asserted claims against the NYSE and its then Chairman John S. Reed, including claims that: (1) the NYSE terminated Mr. Grasso without cause in September 2003; (2) the NYSE breached his 1999 and 2003 employment agreements; and (3) the NYSE and Mr. Reed defamed him. Mr. Grasso has not claimed with specificity the amount of damages that he seeks in the litigation. In his pleadings, he seeks at least $50 million in compensatory damages for the NYSE’s alleged breaches of the agreements (an expertwitness retained by Mr. Grasso has estimated these damages to be approximately $95 million). In addition, Mr. Grasso seeks damages for alleged injury to his reputation and mental anguish and suffering, and punitive damages against Mr. Reed and the NYSE.

Mr. Grasso subsequently asserted third-party claims against former NYSE Director H. Carl McCall for negligence, negligent misrepresentation and contribution and moved to dismiss four of the six causes of action alleged by the New York Attorney General. The court denied Mr. Grasso’s motion to dismiss, and Mr. Grasso appealed that decision.

During 2006, the parties completed discovery and filed various motions for summary judgment on which the court ruled. Among other things, the court: (1) denied Mr. Langone’s motion for summary judgment dismissing the New York Attorney General’s claim against him; (2) granted Mr. McCall’s motion for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso; (3) granted the summary judgment motions of the NYSE and Mr. Reed dismissing all of Mr. Grasso’s crossclaims against them; (4) granted in part the New York Attorney General’s motion for partial summary judgment in his favor on certain claims asserted against Mr. Grasso; and (5) denied Mr. Grasso’s motion for summary judgment in his favor on three of the six causes of action asserted against him by the New York Attorney General. In addition, the court partially granted the motion of Mr. Grasso and Mr. Langone for summary judgment dismissing the single claim asserted against the NYSE by the New York Attorney General. The court dismissed the claim against the NYSE to the extent it seeks injunctive relief; to the extent it seeks declaratory relief, the claim survives.

In granting in part the New York Attorney General’s motion for partial summary judgment against Mr. Grasso, the court found that Mr. Grasso breached his fiduciary duties to the NYSE and that certain payments made to Mr. Grasso were unlawful and must be returned to the NYSE. The court also ordered the New York Attorney General to provide an accounting of the amount of compensation Mr. Grasso should disgorge pursuant to the court’s partial summary judgment ruling. On November 2, 2006, the New York Attorney General filed an accounting stating that Mr. Grasso must disgorge approximately $112.2 million.

In addition to the above decisions, the court ruled that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and denied a motion by Mr. Grasso to reassign the case to a different judge for all further proceedings.

The parties have appealed several of the court’s orders to the Appellate Division of the New York Supreme Court, which has not ruled on the appeals yet. Fully briefed appeals currently awaiting decision by the Appellate Division include Mr. Grasso’s appeals from: (1) the court’s March 2006 order denying his motion to dismiss four of the six claims asserted against him; (2) the court’s August 2006 order granting the New York Attorney General’s request to bifurcate the equitable claims against Mr. Grasso and permit a bench trial of those claims; (3) the court’s September 2006 order denying his request for reassignment of the case to a different judge; and (4) various aspects of the court’s October 2006 order that, among other things, dismissed his claims against the NYSE and Mr. Reed and granted in part the New York Attorney General’s motion for summary judgment on certain claims against him. Also awaiting appellate decision is Mr. Langone’s appeal of the court’s denial of his motion for summary judgment. In addition, Mr. Grasso has appealed the August 2006 order dismissing Mr. Grasso’s third party claims against Mr. McCall, but that appeal is not yet fully briefed. The Appellate Division has granted a stay of the trial and of the accounting proceeding pending its decision on Mr. Grasso’s fully briefed appeals.

In December 2003, the law firm of Winston & Strawn LLP provided the NYSE (which had engaged the firm to investigate certain matters relating to Mr. Grasso’s compensation and the process by which that compensation was determined) a report (the “Webb Report”) that stated that the total amount of excessive compensation and benefits actually received by Mr. Grasso was within the range of approximately $113 million to $125 million (including both deferred and non-deferred compensation and benefits paid to Mr. Grasso). The specific amounts of compensation and benefits that should be repaid by Mr. Grasso will be determined in the course of the above litigation. If the New York Attorney General ultimately prevails on all of his claims, the court may order Mr. Grasso to return to the NYSE portions of his compensation and benefits determined to be unreasonable or improperly awarded and declare that the alleged obligation of the NYSE to make further payments is void.

NYSE/Archipelago Merger-Related Litigation

On July 12, 2005, Allison L. Wey filed a complaint in New York Supreme Court against the NYSE and the chief executive officer of the NYSE, John A. Thain, alleging causes of action for fraud, negligent misrepresentation and breach of fiduciary duty, and seeking unspecified compensatory damages. Ms. Wey, a former NYSE member, alleges that in connection with the sale of her NYSE membership on March 21, 2005, she relied to her detriment on statements that Mr. Thain allegedly made to certain NYSE members on February 15, 2005 regarding the NYSE’s intention to “go public.” The NYSE and Mr. Thain believe that the claims are without merit. In January 2007, the NYSE and Mr. Thain filed motions for (1) summary judgment seeking dismissal of the complaint; and (2) an order limiting the evidence plaintiff may present at trial in support of her theory of damages. On April 10, 2007, the court entered an order granting in part and denying in part defendants’ motion for summary judgment. The court dismissed the negligent misrepresentation claim against both defendants but allowed plaintiff to proceed on the breach of fiduciary duty and fraud claims against Mr. Thain (the court stated that plaintiff could proceed on the fraud claim against NYSE only under a theory of vicarious liability). The court stated that the breach of fiduciary duty and fraud claims could be subject to dismissal based upon additional briefing and argument on one of the defenses asserted by defendants. In the same order, the court also granted defendants’ motion to limit evidence in support of plaintiff’s damages theory. Trial currently is scheduled for September 2007.

On March 2 and 15, 2006, respectively, Janet Hyman and Sylvia Lief, former NYSE members, filed separate complaints in New York Supreme Court against the NYSE and Mr. Thain. The complaints sought compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose the NYSE’s merger discussions with Archipelago prior to the sale of plaintiffs’ NYSE memberships in early March 2005.

Plaintiffs filed amended complaints on June 13, 2006, and a third former member, D. Paul Rittmaster, filed a complaint on June 22, 2006, asserting the same causes of action alleged in the plaintiffs’ amended complaints. In January 2007, the court entered an order granting in part and denying in part defendants’ motion to dismiss the three amended complaints. The court dismissed plaintiffs’ negligence claims and one of two claims for breach of fiduciary duty but permitted plaintiffs to proceed on the remaining breach of fiduciary duty claim. The NYSE and Mr. Thain have appealed that portion of the court’s order that declined to dismiss the remaining breach of fiduciary duty claim. Discovery has commenced.

On February 23, 2007, Peter K. Donohue, as executor and on behalf of the Estate of Peter W. Donohue, which sold its NYSE membership in February 2005, filed a lawsuit asserting causes of action similar to those asserted in the above matters. Counsel for Mr. Donohue has stated an intention to file a similar lawsuit on behalf of at least one other seller of an NYSE membership in 2005.

In addition to the matters described above, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of NYSE Euronext’s business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

From June 1, 2006 until the closing of the merger on April 4, 2007, NYSE Euronext was owned by NYSE Group. No matters were submitted to a vote of NYSE Euronext security holders during the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NYSE and commenced trading on April 4, 2007 under the ticker symbol “NYX.” Prior to that date, there was no public market for our common stock. On June 1, 2006, NYSE Euronext issued one share of its common stock to NYSE Group for $100 in connection with its formation. The sale of common stock to NYSE Group was made in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock as reported by the Consolidated Tape Association.

	Price 2007
	High	Low	High	Low
Second quarter (through April 27, 2007) (1)	$99.99	$84.00	€75.24	€61.42

(1)	Second quarter figures are given for the period commencing April 4, 2007 (the date our common stock began trading on the NYSE and Euronext Paris.)

As of April 27, 2007, there were approximately 1,608 holders of record of our common stock. On April 27, 2007, the last reported sales price for NYSE Euronext’s common stock on the New York Stock Exchange and Euronext Paris was $85.10 €62.35 per share, respectively.

No dividends have ever been paid on our common stock. Our dividend policy is to retain earnings to finance the operations and expansion of our businesses. We do not anticipate paying any cash dividends on our common stock at this time.

As of December 31, 2006, there were no outstanding options on and restricted stock units with respect to our common stock. However, there were outstanding options on and restricted stock units with respect to NYSE Group Common Stock and Euronext Common Stock as of December 31, 2006, which were converted to options and restricted stock units of NYSE Euronext common stock following the completion of the merger on April 4, 2007.

The following table sets forth information regarding the outstanding options and restricted stock units on NYSE Group’s common stock as of December 31, 2006 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,857	$14.10	(1)	9,433
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	2,857	$14.10	(1)	9,433

(1)	Corresponding to the weighted-average exercise price of approximately 1.6 million stock options outstanding as of December 31, 2006. Does not include outstanding rights to receive approximately 1.3 million restricted stock units for which there is no exercise price.

The following table sets forth information regarding the outstanding options and restricted stock units on Euronext’s common stock as of December 31, 2006 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,574	$27.31	(1)	—
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	1,574	$27.31	(1)	—

(1)	Corresponding to the weighted-average exercise price of approximately 0.9 million stock options outstanding as of December 31, 2006. Does not include outstanding rights to receive approximately 0.6 million restricted stock units for which there is no exercise price.

Treasury Stock/Restricted Securities

The approximately 263.9 million shares of NYSE Euronext common stock outstanding on April 27, 2007 do not include approximately 1.6 million shares of common stock in treasury, which are held by Pacific Exchange, Inc., an indirect wholly owned subsidiary of NYSE Group.

A significant amount of our common stock is subject to transfer restrictions either pursuant to our certificate of incorporation or through contractual arrangements with certain of our stockholders. Approximately 33.9 million shares are subject to restrictions on transfer that are scheduled to expire on March 7, 2008, and approximately 41.8 million shares are subject to restrictions on transfer that are scheduled to expire on March 7, 2009. Our board of directors has the right, in its discretion, to remove the transfer restrictions earlier, in whole or in part, on any of these shares of common stock. Removal of the transfer restrictions from all or a part of these shares for any reason may lead to significant numbers of shares of our common stock becoming available for sale, which may adversely affect the then-prevailing market price of our common stock.

ITEM 6.	SELECTED FINANCIAL DATA

NYSE Euronext is a Delaware corporation formed for the purpose of consummating the business combination of NYSE Group and Euronext, which was completed on April 4, 2007. The merger of NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group designated as the acquirer. As such, the historical financial statements of NYSE Group have become the historical financial statements of NYSE Euronext. Set forth below are selected historical financial data for: (1) NYSE Group, as the predecessor to NYSE Euronext; and (2) Euronext. Because the combination was not consummated on or before December 31, 2006, the following selected historical financial data reflect NYSE Group and Euronext separately.

SELECTED HISTORICAL FINANCIAL DATA OF NYSE GROUP

The following selected historical financial data for NYSE Group for the periods prior to the March 7, 2006 merger with Archipelago reflect only the NYSE’s results and do not include Archipelago. The following selected data has been derived from the historical financial statements and related notes for the years ended December 31, 2002 through December 31, 2006. Certain prior amounts have been reclassified to conform to the current year’s presentation. The information presented here is only a summary, and it should be read together with our consolidated financial statements and related notes and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical financial information may not be indicative of our future performance.

	For the year ended December 31,
	2006 (1),(2)	2005	2004	2003	2002
	(in millions)
Results of Operations
Revenues
Activity assessment	$673.2	$594.6	$359.8	$419.7	$290.4
Transaction	675.9	145.8	153.6	157.2	152.8
Listing	356.1	342.7	329.8	320.7	299.6
Market data	222.5	178.2	167.6	172.4	168.9
Data processing	137.1	182.9	220.2	224.8	224.6
Regulatory	184.2	132.6	115.2	113.2	120.4
Licensing, facility and other	127.0	56.4	59.3	71.6	65.5

Total revenues	2,376.0	1,633.2	1,405.5	1,479.6	1,322.2
Section 31 fees	(673.2)	(594.6)	(359.8)	(419.7)	(290.4)
Merger expenses and exit costs(3)	(54.5)	(26.1)	—	—	—
Compensation	(558.4)	(516.7)	(529.2)	(520.5)	(512.3)
Liquidity payments	(264.9)	—	—	—	—
Routing and clearing	(74.4)	—	—	—	—
Systems and communications	(119.6)	(124.4)	(138.9)	(146.0)	(143.6)
Professional services	(110.4)	(122.0)	(124.0)	(97.5)	(116.9)
Depreciation and amortization	(135.8)	(103.4)	(95.7)	(89.0)	(81.4)
Occupancy	(84.9)	(69.8)	(67.8)	(67.0)	(66.3)
Marketing and other	(102.8)	(68.0)	(84.8)	(76.5)	(102.4)
Regulatory fine income	36.4	35.4	7.6	11.2	6.0

Operating income	233.5	43.6	12.9	74.6	14.9
Investment and other income, net	74.0	47.3	30.4	32.4	42.7
Gain on sale of equity investment	20.9	—	—	—	—

Income before income tax provision and minority interest	328.4	90.9	43.3	107.0	57.6
Income tax provision	(120.6)	(48.1)	(12.1)	(45.2)	(18.7)
Minority interest in income of consolidated subsidiary	(2.8)	(2.0)	(1.0)	(1.3)	(2.3)

Net income	$205.0	$40.8	$30.2	$60.5	$36.6

Basic earnings per share	$1.38	$0.35	$0.26	$0.52	$0.32
Diluted earnings per share	$1.36	$0.35	$0.26	$0.52	$0.32
Basic weighted average shares outstanding	149,062	115,699 (5)	115,699 (5)	115,699 (5)	115,699 (5)
Diluted weighted average shares outstanding	150,175	115,699 (5)	115,699 (5)	115,699 (5)	115,699 (5)

	As of December 31,
	2006 (1),(2)	2005	2004	2003	2002
	(in millions)
Balance Sheet
Total assets	$3,465.5	$2,204.1	$1,982.3	$2,009.2	$1,999.8
Current assets	$1,443.1	$1,464.2	$1,264.6	$1,293.9	$1,227.6
Current liabilities	832.2	685.0	486.9	513.2	434.2

Working capital	$610.9	$779.2	$777.7	$780.7	$793.4

Long term liabilities(4)	$964.3	$684.9	$694.7	$736.2	$877.8
Stockholders’ equity	$1,669.0	$799.1	$767.5	$728.5	$662.2

(1)	The results for the year ended December 31, 2006 include the accounts of NYSE Group and its wholly owned subsidiaries, as well as SIAC. The results of operations of Archipelago have been included in NYSE Group’s results of operations since March 8, 2006. For periods prior to December 31, 2006, the results included only the operations of New York Stock Exchange, Inc. and its wholly owned subsidiaries, as well as SIAC.
(2)	On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX, as a result of which NYSE Group now fully owns SIAC.
(3)	Represents severance payments, curtailment losses, legal and other integration costs incurred in connection with the merger between the NYSE and Archipelago or the combination between NYSE Group and Euronext.
(4)	Represents liabilities due after one year, including accrued employee benefits and the long term portion of deferred revenue.
(5)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

SELECTED HISTORICAL FINANCIAL DATA OF EURONEXT

The following table sets forth selected consolidated financial data for Euronext. The selected IFRS balance sheet data as of December 31, 2006, 2005 and 2004 and the selected IFRS income statement data for each of the years in the three-year period ended December 31, 2006 have been derived from the audited consolidated financial statements and related notes set forth on pages 177 to 273 of this document. The selected IFRS balance sheet data as of December 31, 2003 and 2002 and the selected IFRS income statement data for each of the years in the two-year period ended December 31, 2003 have been derived from audited consolidated financial statements and related notes not included in this document. The information presented here is only a summary, and it should be read together with the audited consolidated financial statements set forth on pages 177 to 273, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Euronext.”

Euronext’s consolidated financial statements have been prepared in accordance with IFRS as adopted by the European Union, which differ in certain significant respects from U.S. GAAP. For a description of the principal differences between IFRS and U.S. GAAP as they relate to Euronext and to its consolidated subsidiaries, and for a reconciliation of Euronext’s shareholders’ equity and net income to U.S. GAAP, see Note 3.12 to the audited consolidated financial statements on pages 263 to 273 of this document. U.S. GAAP shareholders’ equity and net income data presented in the following tables has been derived from these Notes. Other U.S. GAAP data presented in the following tables has been derived from unaudited analyses prepared by Euronext from its accounting records.

	Year ended December 31,
(IFRS)	2006(4)	2005(2)(3)	2004	2003(1)	2002
	(in million of euros except share and per share data)
Results of Operations		(Restated*)	(Restated*)
Revenues
Cash trading	€286.9	€215.7	€189.7	€187.5	€190.5
Listing fees	55.6	63.1	43.3	30.7	38.4
Derivatives trading	391.6	331.9	324.9	300.0	290.1
Clearing	—	—	—	165.1	183.7
MTS fixed income	24.0	1.4	—	—	—
Settlement and Custody	14.6	39.3	33.1	28.2	29.1
Information services	112.0	93.6	87.3	91.2	92.1
Sale of software	184.6	195.2	186.0	172.5	148.5
Other income	32.9	21.7	22.5	15.8	24.2

Total revenues	1,102.2	961.9	886.8	991.0	996.6
Expenses
Salaries and employee benefits	275.4	264.4	272.0	267.8	296.6
Depreciation	32.6	49.7	67.4	67.6	74.1
Goodwill amortization(5)	—	—	39.9	64.8	53.1
IT expenses	166.2	139.8	129.3	187.8	176.5
Office, telecom and consultancy	130.1	98.8	84.4	86.2	100.5
Accommodation	44.3	50.1	51.0	52.9	52.4
Marketing	20.3	15.6	15.3	19.3	16.1
Other expenses	24.3	25.0	27.3	35.7	42.6

Operating expenses	693.2	643.4	686.6	782.1	811.9

Profit from operations	409.0	318.5	200.2	208.9	184.7
Net financing income (expense)	11.5	11.2	7.7	23.6	(0.5)
Impairment of investments	—	—	—	(47.1)	—
Gain on disposal of discontinued operation	—	—	—	175.1	—
Gain (loss) on sale of associates and activities	15.4	9.1	4.4	(1.2)	97.4
Income (loss) from associates	53.8	18.5	3.3	2.4	(4.2)

Total	80.7	38.8	15.4	152.8	92.7
Profit before tax	489.7	357.3	215.6	361.7	277.4
Income tax expense	116.0	103.9	54.8	134.6	92.6

Profit for the period	373.7	253.4	160.8	227.1	184.8

Attributable to shareholders of the parent company	361.8	240.0	149.7	211.7	166.2
Minority interests	11.9	13.4	11.1	15.4	18.6

	373.7	253.4	160.8	227.1	184.8

Basic earnings per share	3.25	2.17	1.28	1.77	1.39
Diluted earnings per share	3.23	2.16	1.28	1.76	1.38
Basic weighted average shares outstanding	111,214,661	110,603,062	116,786,810	119,419,446	118,942,571
Diluted weighted average shares outstanding	112,138,650	111,105,390	117,277,653	120,207,882	119,761,119
Dividends declared per share(6)
Euro	—	4.00	0.60	0.50	0.45
US$	—	4.74	0.81	0.63	0.47

*	As a consequence of the amendment to IAS 39 “Financial Instruments: Recognition and Measurement—The Fair Value Option”, Euronext reclassified the equity investments as of January 1, 2006 from the category Fair Value through Profit or Loss to the category Available for Sale with comparative information restated.

	At December 31,
(IFRS)	2006	2005	2004	2003	2002
	(in millions of euros)
Balance sheet
Property and equipment	€42.7	€50.7	€88.6	€108.7	€112.2
Investment property	4.7	—	—	—	—
Intangible assets	965.5	837.7	771.8	739.9	1,011.6
Cash and cash equivalents	416.3	429.5	523.7	496.8	959.2
Total assets	2,676.4	2,601.7	2,352.6	2,389.6	7,213.3
Current financial liabilities	142.6	27.5	11.7	222.3	80.6
Non-current financial liabilities	383.0	377.2	365.9	—	246.1
Total liabilities	958.6	846.9	808.2	711.4	5,633.1
Minority interests	50.7	33.6	21.0	33.2	71.8
Total shareholders’ equity	1,667.0	1,721.3	1,523.4	1,645.0	1,508.4

	Year ended December 31,
(U.S. GAAP)	2006(4)	2005(2)(3)	2004
	(in million of euros except share and per share data)
Results of operations
Revenues	€1,057.5	€945.5	€881.1
Operating expenses	720.6	665.7	681.2
Operating income	336.9	279.8	199.9
Net income	329.0	221.1	173.9
Basic earnings per share	2.96	2.00	1.49
Diluted earnings per share	2.93	1.99	1.48
Basic weighted average shares outstanding	111,214,661	110,603,062	116,786,810
Diluted weighted average shares outstanding	112,152,806	111,148,538	117,488,361
Dividends declared per share
Euro	—	4.00	0.60
US$	—	4.74	0.81

	At December 31,
(U.S. GAAP)	2006	2005	2004
	(in millions of euros)
Balance sheet
Property and equipment	€46.0	€49.2	€87.7
Intangible assets	1,147.7	1,104.0	1,133.3
Short-term financial investments and cash and cash equivalents	566.8	687.3	606.7
Total assets	2,911.6	2,922.9	2,713.6
Current financial liabilities	107.7	8.9	11.6
Non-current financial liabilities	378.6	377.2	365.9
Total liabilities	1,155.3	1,061.2	1,049.1
Shareholders’ equity	1,720.0	1,820.9	1,640.1

(1)	In June 2003 the Group reached an agreement with the London Clearing House (LCH) to merge BCC/Clearnet and LCH into a new independent UK holding company LCH.Clearnet Group Ltd. On December 22, 2003 the Group exchanged its 80% stake in BCC/Clearnet and its 17.7% interest in LCH for 49.1% of LCH.Clearnet Group Ltd. Simultaneously, Euronext sold 7.6% of these shares to third parties. The Group’s 41.5% interest in LCH.Clearnet Group Ltd. is divided into ordinary shares (24.9%) and Redeemable Convertible Preference Shares (16.6%). Euronext recorded a gain on disposal of discontinued operation of €175 million in connection with the transaction. As from December 22, 2003, Euronext no longer records clearing revenues, but instead accounts for its interest in LCH.Clearnet Group Ltd. under the equity method, recording its share of income under “Income from associates.”

(2)	On July 22, 2005, Euronext formed Atos Euronext Market Solutions as a continuation and expansion of its pre-existing Atos Euronext relationship with Atos Origin. The main assets Euronext contributed were the activities of LIFFE Market Solutions, the information technology division of its derivatives trading business Euronext.liffe, and its 50% stake in Atos Euronext. Atos Origin contributed its own 50% share in Atos Euronext, plus other major assets from market-related businesses, including middle- and back-office solutions, and its 51% stake in the connectivity platform Bourse Connect. The transfer of the activities of LIFFE Market Solutions to AEMS led to a significant reduction in Euronext’s salaries and employee benefit costs, consultancy expenses, other office, telecom and consultancy costs and depreciation charges, and a parallel increase in IT expenses, which from the date of creation of AEMS include all IT expenses related to Euronext.liffe.
(3)	On 18 November 2005, Euronext and Borsa S.p.A, through MBE Holding S.p.A, 51 % owned by Euronext and 49 % by Borsa italiana S.p.A, subscribed to a controlling 51 % interest in MTS’s share capital. The remaining MTS shares were subject to a pre-emptive rights subscription and sale mechanism first between the historical shareholders and MTS dealers, where the latter became new shareholders, and subsequently to MBE Holding S.p.A. As a result of the pre-emptive rights and sale mechanism, MBE Holding S.p.A. was committed to acquire as at 31 December 2005 an additional stake in MTS leading to a 60.37% ownership of MTS by MBE Holding S.p.A. Such an acquisition has been realized in February 2006. In IFRS, as MBE Holding S.p.A. is jointly controlled by Euronext (51%) and Borsa Italiana S.p.A. (49%), Euronext consolidates proportionally 51% of MTS consolidated assets, liabilities, revenues and expenses. The Group’s proportionate ownership percentage is 30.79% and a minority interests of 20.21% is therefore accounted for. In US GAAP, MBE Holding is accounted for under the equity method.
(4)	In January 2006, Euronext completed the sale of the Belgian central securities depository CIK N.V./SA, a wholly-owned subsidiary of Euronext Brussels, to Euroclear. In exchange for this asset, Euronext received an additional 0.4% stake in Euroclear.
(5)	As from January 1, 2005, the Group no longer amortizes goodwill relating to acquisitions made before March 31, 2004 as part of a business combination, in line with IFRS 3.
(6)	Dividends declared with respect to 2005 consist of a €1 per share ordinary dividend. In addition, a €3 per share capital reduction was made.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NYSE GROUP

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the audited consolidated financial statements of NYSE Group and the notes thereto included elsewhere in this document. The following discussion contains forward-looking statements. Actual results could differ materially from the results discussed in the forward-looking statements. See “Risk Factors” and “Forward Looking Statements.”

Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the 2006 presentation.

Overview

NYSE Group was organized on May 2, 2005. As of December 31, 2005 and up until March 7, 2006, NYSE Group had no assets (other than $200 it received on December 29, 2005 from the sale of one share of its common stock to each of the NYSE and Archipelago) and had not conducted any material activities other than those incidental to its formation. However, on March 7, 2006, upon the consummation of the merger of the NYSE and Archipelago, NYSE Group became the parent company of the NYSE and Archipelago.

Basis of Presentation

NYSE Group has treated the merger of the NYSE and Archipelago as a purchase business combination for accounting purposes, with the NYSE designated as the business and accounting acquirer. As a result, the historical results of the NYSE have become the historical results of NYSE Group, as its successor. The results of operations of NYSE Arca have been included in the results of operations of NYSE Group since March 8, 2006.

Recent Developments

On April 26, 2007, NYSE Euronext announced NYSE Group’s unaudited financial results for the three months ended March 31, 2007. The revenues for this period were $702.0 million (inclusive of activity assessment fees of $185.6 million), an increase of $247.1 million, or 54.3%, from revenues of $454.9 million (inclusive of activity assessment fees of $139.2 million) for the comparable period a year ago.

Due to the fact that the combination between NYSE Group and Euronext N.V. was consummated on April 4, 2007, first quarter 2007 results included the full quarter results from the operations of NYSE Group only; the operations of Euronext are not included in the first quarter results of NYSE Group.

First quarter 2007 results included $11.1 million in merger expenses consisting of professional and other fees incurred in connection with both the acquisition of the Archipelago businesses and the recently completed combination with Euronext N.V. ($4.6 million), and exit costs associated with the previously announced trading floor consolidation ($6.5 million).

Also included in the first quarter results was a $12.8 million curtailment gain related to the elimination of certain employee post retirement benefits. This non-recurring gain partially offset $15.2 million in charges incurred by NYSE Group for the routing of customer orders from the NYSE to other market centers for the period from January 2 through March 2, 2007. Commencing March 5, 2007, consistent with industry practice, the NYSE implemented new routing fees to mitigate the expenses incurred from other market centers.

As a result, NYSE Group reported net income of $67.6 million, or $0.43 per diluted share, for the three months ended March 31, 2007, an increase of $37.3 million, or 123%, compared to net income of $30.3 million, or $0.24 per diluted share, for the comparable period a year ago.

Business Development

NYSE/Archipelago Merger

On April 20, 2005, the NYSE entered into a definitive merger agreement with Archipelago, pursuant to which the NYSE and Archipelago agreed to combine their businesses and became wholly owned subsidiaries of NYSE Group, a newly-created, for profit and publicly-traded holding company. The merger closed on March 7, 2006. As of that date, the NYSE and Archipelago became wholly owned subsidiaries of NYSE Group.

Selling Shareholder Offering

On May 10, 2006, NYSE Group completed a selling shareholder offering of 28.75 million shares of common stock at $61.50 per share, for which NYSE Group received no proceeds.

Combination with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext to create NYSE Euronext. Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal. Both parties signed a definitive combination agreement on June 1, 2006, which was amended and restated on November 24, 2006. The combination closed on April 4, 2007.

Purchase of Minority Interest in SIAC

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million, as a result of which NYSE Group now fully owns SIAC.

Consolidate Member Regulation Operations

On November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate each of their member regulation operations into an SRO that will be the private sector regulator for all securities broker-dealers doing business with the public in the United States. The transaction is not expected to have material financial consequences for NYSE Group. The new SRO, which will be named at a later date, is expected to begin operations in the second quarter of 2007.

MatchPoint Trading, Inc.

On July 17, 2006, NYSE Group acquired MatchPoint Trading Inc. (MatchPoint), a financial services technology company specializing in call market trading and technologies.

Marco Polo Network Inc.

On September 18, 2006, NYSE Group announced that it had acquired an equity stake in Marco Polo Network Inc. (Marco Polo). Through its local exchange and brokerage relationships, Marco Polo offers intra-market connectivity and routing to brokers and exchanges in more than 40 emerging markets.

TransactTools, Inc.

On January 8, 2007, NYSE Group acquired TransactTools Inc. (TransactTools), a company providing enterprise messaging solutions for the securities trading industry.

Tokyo Stock Exchange

On January 31, 2007, NYSE Group and Tokyo Stock Exchange signed a letter of intent that establishes a strategic alliance between the two world financial market leaders to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation.

National Stock Exchange of India Limited

On April 4, 2007, NYSE Group acquired a 5% equity position in the Mumbai-based National Stock Exchange of India Limited (“NSE”), the maximum investment permitted by any investor in a stock exchange under the securities regulations of India. NYSE Group purchased the shares of NSE for $115.0 million in cash from a consortium of selling shareholders.

Business Environment

In recent years, the business environment in which NYSE Group operates has been characterized by challenging business and economic conditions. Ongoing regulatory developments, increasing scrutiny of execution costs, unbundling of financial services and enhancements in trading and trade processing technology have created an unprecedented level of competition in the provision of trade execution and related services. In addition, changes in market-related legislation have affected the capital raising process in the United States and abroad.

The business environment in which NYSE Group operates has been characterized by the following trends:

•	increased global competition;

•	greater emphasis on faster and more cost efficient trade execution;

•	increased demand for transparency and stronger corporate growth;

•	growth in trade volumes; and

•	regulatory developments, including Regulation NMS.

This environment has affected NYSE Group’s business and the components of its results of operations, and is likely to affect the NYSE Group’s results to varying degrees in the future. In particular, these business, economic, regulatory and competitive conditions affect:

•	overall trading volume in NYSE Group listed securities;

•	the prices that NYSE Group can charge its member organizations for trade execution and other trade-related services provided by NYSE Group;

•	domestic and non-U.S. companies’ decisions to raise capital through an issuance of shares that would be listed on the markets operated by NYSE Group; and

•	whether companies that are listed on another market will transfer their listing to the NYSE or NYSE Arca, Inc or whether listed companies will remain listed on the NYSE or NYSE Arca, Inc.

For more concerning these trends and developments, see “Item 1. Business—Market Trends and Developments.”

Segment Reporting

Subsequent to the merger between the NYSE and Archipelago and the minority interest purchase of SIAC, NYSE Group operates under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses (previously membership fees); and (v) providing communication and data processing operations via SIAC.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects fines that are assessed against members, member organizations and their employees in disciplinary actions brought by Regulation.

Operating Data (unaudited)

NYSE Group revenues are affected by many factors, including the number of companies listed on the NYSE and NYSE Arca, Inc. (both new and continuing), corporate actions by these companies (for example, stock splits and mergers), trading activity, demand for data processing, and demand for market information. The following table presents selected operating data for the periods presented. A description of the manner in which the NYSE and NYSE Arca calculate their trading volumes and other operating measures is set forth below.

	For the Year Ended December 31,
	2006	2005	2004
NYSE Business Drivers
Trading Days	251	252	252
NYSE Company listings(1):
NYSE listed issuers(2)	2,713	2,672	2,618
Number of new issuer listings(3)	180	192	165

NYSE Listed Issues(4):
NYSE Group Matched Volume(5)	458,495	415,078	369,632
NYSE Group Handled Volume(6)	468,577	421,518	376,096
Total NYSE Listed Consolidated Volume	635,065	523,505	460,455
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	72.2%	79.3%	80.3%
Handled Volume(6)	73.8%	80.5%	81.7%

NYSE Arca and Amex Listed Issues:
NYSE Group Matched Volume(5)	27,808	19,500	16,513
NYSE Group Handled Volume(6)	31,915	22,491	18,931
Total NYSE Arca and Amex Listed Consolidated Volume	88,930	70,596	74,564
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	31.3%	27.6%	22.1%
Handled Volume(6)	35.9%	31.9%	25.4%

Nasdaq Listed Issues:
NYSE Group Matched Volume(5)	101,829	82,165	85,435
NYSE Group Handled Volume(6)	124,592	103,106	112,906
Total Nasdaq Listed Consolidated Volume	506,144	449,730	450,538
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	20.1%	18.3%	19.0%
Handled Volume(6)	24.6%	22.9%	25.1%

Exchange-Traded Funds(4),(7):
NYSE Group Matched Volume(5)	39,102	24,293	15,890
NYSE Group Handled Volume(6)	43,318	27,229	17,795
Total ETF Consolidated Volume	100,078	73,330	54,600
NYSE Group Share of Total Consolidated Volume:
Matched Volume(5)	39.1%	33.1%	29.1%
Handled Volume(6)	43.3%	37.1%	32.6%

Equity Options(8):
NYSE Group Options Contracts	196.6	144.8	103.3
Total Consolidated Options Contracts	1,844.2	1,369.0	1,083.6
NYSE Group Share of Total	10.7%	10.6%	9.5%

Market Information(9) :
Tape A share of trades (%)	83.3%	90.4%	91.9%
Tape B share of trades (%)	37.3%	47.4%	44.6%
Tape C share of trades and shares (%)	23.7%	21.1%	22.3%
Professional subscribers (Tape A)	423,298	413,458	411,343

Regulatory Fees:
Gross FOCUS revenues ($ billions)(10)	284.0	186.5	145.6

Operating Expenses:
Employee headcount	2,578	3,296	3,589

(1)	Number does not include issuers listed on NYSE Arca, Inc or structured products listed on the NYSE. There were 19 ETFs and 14 operating companies exclusively listed on NYSE Arca, Inc. as of December 31, 2006. There were 544 structured products listed on the NYSE as of December 31, 2006.

(2)	Number of listed operating companies, closed-end funds and ETFs on the NYSE as of period end.
(3)	Includes initial public offerings, quotations and transfers from other markets to the NYSE of common equity securities and ETFs.
(4)	Includes all NYSE Group crossing sessions.
(5)	Represents the total number of shares (expressed in millions) of equity securities and ETFs executed on NYSE Group’s exchanges.
(6)	Represents the total number of shares (expressed in millions) of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.
(7)	Data included in previously identified categories.
(8)	Includes trading in U.S. equity options contracts, not equity-index options. Contracts are expressed in millions.
(9)	Represents the NYSE Group share of qualifying trades for Tapes A and B reported by NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tapes A and B reported to the consolidated tape by all other participating market centers. NYSE Group share of Tape C represents the average of: (i) the share of qualifying trades for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tape C reported to the consolidated tape by all other participating market centers; and (ii) the share of qualifying share volume for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total qualifying share volume for Tape C reported by all other participating market centers. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.
(10)	Gross FOCUS revenues represent a fee of $0.42 per $1,000, of gross revenues generated by member broker-dealers as reported on their “FOCUS” report (a report that is required to be filed with the NYSE). A member broker-dealer’s regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.

Sources of Revenues

Activity Assessment Fees

The NYSE and NYSE Arca, Inc. pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca, Inc. and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of activity assessment fees or the Section 31 fees has an impact on NYSE Group’s net income.

Transaction

NYSE

Prior to August 1, 2006, on the NYSE, trading fees were paid by member organizations based on their trading activity. Fees were assessed on a per share basis for trading in equity securities. The fees applied to all transactions that took place on the NYSE, and the fee amounts varied, based on the size and type of trade consummated. There was no fee for small electronic trades. All members and member organizations paid trading fees except those “$2 brokers” who effect transactions only for other member organizations and specialists. There were two caps that applied to the trading fees (other than fees for trading ETFs), and member organizations paid the lesser of these two fee caps on a monthly basis. The first cap was a maximum fixed dollar amount of $600,000 per month. The second was a variable cap equal to 2% of the net commissions that a member organization earned on the trades it executed on the trading floor. As a result of these caps, prior to August 1, 2006, fluctuations in trading volumes, regardless of direction or magnitude, did not have a significant impact on NYSE Group’s trading fees.

NYSE Arca

On NYSE Arca, trading fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

For equity securities, NYSE Arca charges a per share fee to each customer that executes against a buy order or sell order posted internally. NYSE Arca refers to these customers when they purchase or sell securities as “liquidity takers,” as they removed liquidity from NYSE Arca. A liquidity taker may be either a purchaser or a seller, and is distinguished from a “liquidity provider” generally by the type of buy order or sell order it posts on NYSE Arca. NYSE Arca also charges a per share fee to customers whose orders of equity securities are routed out to an external market center displaying the best buy order or sell order in the market for a particular security.

Price Changes

On August 1, 2006, October 1, 2006 and November 30, 2006, NYSE Group implemented transaction-pricing changes for NYSE-listed equities and NYSE Arca, Inc. traded options. Currently, pricing for NYSE-listed equities includes, but is not limited to, the following:

•	Transaction fees on NYSE-listed equities traded on the NYSE are based on a fixed rate of $0.000275 per share.

•	Fees for ETF system orders traded on the NYSE under 5,100 shares continue to be waived.

•	Specialists do not incur transaction fees for trading ETFs on the NYSE.

•

NYSE Arca’s rates for trading NYSE-listed securities are as follows: (i) the rate for removing liquidity from NYSE Arca increased from $0.001 per share to $0.003 per share; and (ii) NYSE Arca rebates $0.002 per share for the provision of liquidity. These fees are consistent with those NYSE Arca charges for trading Nasdaq and Amex-listed securities.

In addition, as of March 5, 2007, for orders pertaining to NYSE-listed equities that are routed to other market centers for execution, the NYSE charges a rate of $0.0025 per share.

Currently, pricing for NYSE Arca, Inc. traded options includes, but is not limited to, the following:

•	transaction fees for Market Makers are $0.16 per contract;

•	transaction fees for Lead Market Makers are $0.09 per contract; and

•	transaction fees for Electronic Broker Dealer transactions are $0.50 per contract.

In addition, the rate schedule for electronic executions in penny pilot issues will credit trading participants for providing liquidity by providing resting orders/quotes and assess a per contract fee to trading participants that take liquidity. Credits will be as high as $0.30 per contract and fees will be as high as $0.50 per contract.

In addition, as a component of the November 30, 2006 announced pricing changes, the NYSE will implement a revenue sharing program, commencing June 1, 2007, that will provide variable payments to specialist firms depending on performance. See “—Components of Expenses—Liquidity Payments” for a discussion of revenue sharing programs.

The pricing structures of the NYSE and NYSE Arca continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Group’s opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Group earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS.

Listing

Companies pay listing fees when they initially list on the NYSE or NYSE Arca, Inc., and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of securities that the company initially lists with the NYSE or NYSE Arca, Inc. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new securities to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding securities of the listed company at the end of the previous year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Data Processing

SIAC charges data processing fees to customers other than NYSE Group (fees charged to NYSE Group are eliminated in consolidation) for communication services, data processing operations and systems development functions. SIAC’s core business operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues through its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community.

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of administration costs) are distributed to participating markets on the basis of their respective percentage of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities (including ETFs) that are listed on AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to use of data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets.

Regulatory

Regulatory fees are principally comprised of member regulation fees and market surveillance fees collected by NYSE Group. Member regulation fees are based on a percentage of member organizations’ gross FOCUS revenues, specifically $0.42 per $1,000 of gross revenues generated by member broker-dealers and reported on a six-month lag basis. In addition, member regulation fees include initial and annual maintenance fees for branch office registration and registered persons and testing fees. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor.

Licensing, Facility and Other

For fiscal 2006, NYSE Group sold 1,274 trading licenses at an annual price of $49,290. For fiscal 2007, NYSE Group sold 1,065 trading licenses at an annual price of $50,000 per license. The NYSE had made available a maximum of 1,366 trading licenses.

Facility and other fees primarily comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment Fees” above.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs, curtailment losses, depreciation charges related to the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the pending combination transaction with Euronext. It also includes legal, printing and accounting fees incurred in connection with the May 2006 selling shareholder offering of our common stock as this was a condition of the Archipelago merger.

Compensation

NYSE Group’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical, and supplemental executive retirement plan (SERP) charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Liquidity Payments

To enhance the liquidity of its system, NYSE Arca pays a small fee per share to participants, referred to as “liquidity providers,” that post buy orders and sell orders on NYSE Arca, when the quote is executed against by liquidity takers purchasing or selling securities internally on NYSE Arca. In addition, effective December 1, 2006, the NYSE implemented a specialist rebate as part of its new pricing structure.

Routing and Clearing

NYSE Group incurs routing charges when the NYSE or NYSE Arca do not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on the NYSE or NYSE Arca. In that case, NYSE Group routes the customer’s order to the external market center that displays the best buy order or sell order. The external market center charges the NYSE or NYSE Arca a fee per share for routing to its system.

Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Systems and Communications

NYSE Group’s systems and communications expense includes: (i) certain costs for development and maintenance of trading, regulatory and administrative systems; (ii) investments in system capacity, reliability and security and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

Professional Services

NYSE Group’s professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees. Our historical spending related to professional services consists principally of legal and consulting expenses. While we are focused on reducing costs, including professional services costs, we cannot assure you that our professional services expenses will decline in the future. Under certain circumstances, particularly as we pursue our business strategy, we may be required to incur significant professional services costs, such as legal expenses.

Depreciation and Amortization

This item includes costs from depreciating fixed assets and amortizing intangible assets over their estimated useful lives. It also includes depreciation of computer hardware and capitalized software.

Occupancy

Occupancy includes costs related to NYSE Group’s leased premises, as well as real estate taxes and maintenance of owned premises.

Marketing and Other

Marketing and other expenses includes advertising, printing and promotion expenses, insurance premiums, travel and entertainment expenses as well as other administrative expenses.

Regulatory Fine Income

Regulatory fine income is generated from fines levied by NYSE Regulation, which regulates and monitors the activities on our securities exchanges and enforces issuer and member organization compliance with applicable law and the rules of the exchanges. The frequency in which fines may be levied and their amount will vary based upon the actions of participants on the NYSE and NYSE Arca. Regulatory fines are used for regulatory purposes.

Pending the closing of the consolidation of certain NYSE Regulation functions with the NASD, we expect that NYSE Regulation will continue to levy fines for regulatory purposes as appropriate. We anticipate that regulatory fine income will decrease following the closing of the consolidation.

Results of Operations

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Overview

The following table sets forth NYSE Group’s consolidated statements of income for the years ended December 31, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2006, as compared to such item for the year ended December 31, 2005.

	Year Ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Revenues:
Activity assessment	$673.2	$594.6	13.2%
Transaction	675.9	145.8	363.6%
Listing	356.1	342.7	3.9%
Market data	222.5	178.2	24.9%
Data processing	137.1	182.9	(25.0)%
Regulatory	184.2	132.6	38.9%
Licensing, facility and other	127.0	56.4	125.2%

Total revenues	2,376.0	1,633.2	45.5%
Section 31 fees	(673.2)	(594.6)	13.2%
Merger expenses and exit costs	(54.5)	(26.1)	108.8%
Compensation	(558.4)	(516.7)	8.1%
Liquidity payments	(264.9)	—	100.0%
Routing and clearing	(74.4)	—	100.0%
Systems and communications	(119.6)	(124.4)	(3.9)%
Professional services	(110.4)	(122.0)	(9.5)%
Depreciation and amortization	(135.8)	(103.4)	31.3%
Occupancy	(84.9)	(69.8)	21.6%
Marketing and other	(102.8)	(68.0)	51.2%
Regulatory fine income	36.4	35.4	2.8%

Operating income	233.5	43.6	435.6%
Investment and other income, net	74.0	47.3	56.4%
Gain on sale of equity investment	20.9	—	100.0%

Income before income tax provision and minority interest	328.4	90.9	261.3%
Income tax provision	(120.6)	(48.1)	150.7%
Minority interest in income of consolidated subsidiary	(2.8)	(2.0)	40.0%

Net income	$205.0	$40.8	402.5%

Consolidated Results

For the year ended December 31, 2006, the results of operations of NYSE Group included the results of NYSE, SIAC and the results of operations of NYSE Arca following the March 7, 2006 merger with Archipelago. For the same period a year ago, the results of operations of NYSE Group only included the results of NYSE and SIAC.

For the year ended December 31, 2006, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $1,702.8 million, $233.5 million and $205.0 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,038.6 million, $43.6 million and $40.8 million, respectively, for the year ended December 31, 2005.

The $664.2 million increase in revenues (excluding activity assessment fees), $189.9 million increase in operating income and $164.2 million increase in net income for the period reflect the following principal factors.

Increased revenues—NYSE Arca results of operations were consolidated from the March 7, 2006 merger with Archipelago and contributed revenues of $594.1 million (excluding activity assessment fees), which was the primary driver of the period over period increase.

Increased operating income—The period over period increase in operating income of $189.9 million was the result of NYSE Arca’s contribution to operating income of $134.2 million as well as other revenue growth and overall operating efficiencies as we continue to meet our integration goals.

Improved net income—Period over period, net income increased $164.2 million including $86.9 million related to NYSE Arca, due to revenue growth and overall operating efficiencies.

Segment Results

Subsequent to the merger between the NYSE and Archipelago and the minority interest purchase of SIAC, NYSE Group operates under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses (previously membership fees) and (v) via SIAC providing communication and data processing operations.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, NYSE Regulation collects regulatory fines that are imposed upon members and member organizations and their employees.

Market Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Activity assessment	$673.2	$594.6	13.2%
Transaction	675.9	145.8	363.6%
Listing	356.1	342.7	3.9%
Market data	222.5	178.2	24.9%
Data processing	137.1	182.9	(25.0)%
Market services provided to Regulation	125.5	123.4	1.7%
Licensing, facility and other	127.0	56.4	125.2%

Total revenues	$2,317.3	$1,624.0	42.7%

Transaction—For the year ended December 31, 2006, compared to the year ended December 31, 2005, transaction fees increased by $530.1 million, or 13.2%, primarily as a result of NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006.

Listing—The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles (“as reported”) and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles (“billed basis”). NYSE Group believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over periods ranging from 5 to 10 years.

	Year ended December 31,				Percent Increase (Decrease)
	2006		2005
Dollars (in Millions)	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$265.8	$265.8	$252.2	$252.2	5.4%	5.4%
Original fees	90.3	80.2	90.5	83.9	(0.2)%	(4.4)%

	$356.1	$346.0	$342.7	$336.1	3.9%	2.9%

For the year ended December 31, 2006, compared to the year ended December 31, 2005, listing fee revenue increased $13.4 million, or 3.9%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $265.8 million on both an as reported and billed basis for the year ended December 31, 2006, compared with $252.2 million on both an as reported and billed basis for the year ended December 31, 2005, an increase of 5.4%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 387 billion to 408 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original listing fees amounted to $90.3 million on an as reported basis. On a billed basis, original listing fees totaled $80.2 million for the year ended December 31, 2006, a decrease of $3.7 million, or 4.4%, compared to the as billed original listing fees for the year ended December 31, 2005, primarily due to a change in pricing and a reduction of corporate actions period over period.

Market Data—For the year ended December 31, 2006, compared to the year ended December 31, 2005, market data fees increased $44.3 million, or 24.9%, primarily from the contribution of NYSE Arca’s operations, following the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Data processing—For the year ended December 31, 2006, compared to the year ended December 31, 2005, data processing fees decreased $45.8 million, or 25.0%, to $137.1million. The decline is due to reduced level of services provided by SIAC to customers other than the NYSE.

Market services provided to Regulation—For the year ended December 31, 2006, compared to the year ended December 31, 2005, market services provided to Regulation increased $2.1 million, or 1.7%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation.

Licensing, facility and other—For the year ended December 31, 2006, compared to the year ended December 31, 2005, licensing and facility fees increased $70.6 million, or 125.2%. Licensing fees represented $51.4 million of the increase. NYSE Group did not generate licensing fees in the same period a year ago. Also driving the increase was increased specialist trading privilege fees of $11.0 million as compared to the same period a year ago. As part of the NYSE’s new pricing structure, the specialist trading privilege fee was discontinued in December 2006.

Regulation Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Regulatory	$184.2	$132.6	38.9%
Regulatory services provided to Market	127.9	119.9	6.7%

Total revenues	$312.1	$252.5	23.6%

Regulatory Fees—For the year ended December 31, 2006, compared to the year ended December 31, 2005, regulatory fees increased $51.6 million, or 38.9%, to $184.2 million. For the year ended December 31, 2006, NYSE Arca contributed regulatory fees of $9.2 million. The remaining $42.4 million increase was primarily due to higher reported Gross FOCUS revenues ($284.0 billion compared to $186.5 billion period over period).

Regulatory services provided to Market—For the year ended December 31, 2006, compared to the year ended December 31, 2005, regulatory services provided to Market increased $8.0 million or 6.7%. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger between the NYSE and Archipelago.

Market Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Section 31 fees	$673.2	$594.6	13.2%
Merger expenses and exit costs	54.5	26.1	108.8%
Compensation	433.0	402.7	7.5%
Liquidity payments	264.9	—	100.0%
Routing and clearing	74.4	—	100.0%
Regulatory services provided to Market	127.9	119.9	6.7%
Systems and communications	118.1	122.9	(3.9)%
Professional services	99.8	119.5	(16.5)%
Depreciation and amortization	131.2	98.8	32.8%
Occupancy	74.6	59.4	25.6%
Marketing and other	95.0	60.5	57.0%

Total expenses	$2,146.6	$1,604.4	33.8%

Merger expenses and exit costs.    For the year ended December 31, 2006, Market incurred $54.5 million in merger expenses and exit costs consisting of (i) $35.2 million of severance, curtailment losses and related benefits provided in connection with workforce reductions (including approximately 480 employees), (ii) $2.8 million of depreciation expense related to the acceleration of certain fixed asset useful lives, and (iii) $16.5 million of professional fees and other expenses incurred in connection with both the integration of the Archipelago businesses and the pending combination with Euronext N.V. For the year ended December 31, 2005, Market incurred $26.1 million in expenses related to the merger with Archipelago.

Market Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Salaries and bonus	$299.7	$292.3	2.5%
Stock based compensation	51.8	—	100.0%
Benefits and other	81.5	110.4	(26.2)%

	$433.0	$402.7	7.5%

Compensation.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, compensation increased $30.3 million, or 7.5%. The employees of NYSE Arca accounted for $44.4 million of compensation for the year ended December 31, 2006. Excluding the impact of both NYSE Arca’s consolidation and stock based compensation charges recorded during the year ended December 31, 2006, compensation decreased by $63.8 million primarily due to cost savings initiatives. NYSE Group did not record any stock-based compensation in the same period a year ago.

Liquidity payments.    For the year ended December 31, 2006, Market incurred liquidity payments of $264.9 million. The operations of NYSE Arca represented $256.1 million with the remaining $8.8 million reflecting a specialist rebate for NYSE listed stocks implemented effective December 1, 2006. NYSE Group did not incur any similar expenses in the same period a year ago.

Routing and clearing.    For the year ended December 31, 2006, Market incurred routing and clearing fees of $74.4 million, including $66.2 million from the operations of NYSE Arca. NYSE Group did not incur any similar expenses in the same period a year ago. Additionally, commencing in the fourth quarter, NYSE Group was charged for trades routed out to other exchanges via the Intermarket Trading System.

Regulatory services provided to Market.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, Regulation support costs increased $8.0 million or 6.7%. The increase primarily reflects increased compensation costs for cash awards granted to Regulation employees following the merger with Archipelago.

Systems and communications.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, systems costs decreased $4.8 million, or 3.9%. For the year ended December 31, 2006, the operations of NYSE Arca accounted for $19.8 million of the $118.1 million of systems and communications. Excluding the operations of NYSE Arca, systems and communications expenses decreased by 20.0% to $98.3 million due to structural cost effectiveness efforts.

Professional Services.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, professional services decreased $19.7 million or 16.5%. For the year ended December 31, 2006, the operations of NYSE Arca accounted for $11.8 million of the $99.8 million of professional services. The decrease was primarily due to reduced legal fees and the achievement of certain integration synergies.

Depreciation and Amortization.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, depreciation and amortization increased $32.4 million, or 32.8%. The operations of NYSE Arca represented $29.6 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $2.8 million increase was associated with recent capital expenditures on technology and infrastructure.

Occupancy.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, occupancy costs increased $15.2 million or 25.6%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger with Archipelago.

Marketing and other.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, marketing and other expenses increased $34.5 million, or 57.0%. The operations of NYSE Arca accounted for $15.7 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $18.8 million increase was primarily a result of discretionary advertising and promotion activities, as well as higher insurance premiums and additional expenses incurred as a public company.

Regulation Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Compensation	$125.4	$114.0	10.0%
Market services provided to Regulation	125.5	123.4	1.7%
Systems and communications	1.5	1.4	7.1%
Professional services	10.6	2.5	324.0%
Depreciation and amortization	4.6	4.7	(2.1)%
Occupancy	10.4	10.4	—
Marketing and other	7.8	7.5	4.0%

Total expenses	$285.8	$263.9	8.3%

Regulation Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2006	2005
Salaries and bonus	$94.9	$84.9	11.8%
Deferred compensation award	10.2	—	100.0%
Benefits and other	20.3	29.1	(30.2)%

	$125.4	$114.0	10.0%

Compensation.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, compensation increased $11.4 million, or 10.0%, to $125.4 million. This increase was primarily due to the $10.2 million of cash awards granted to NYSE employees at the time of the merger with Archipelago. Excluding the cash awards compensation increased $1.2 million due to increased salaries offset by decreased benefits associated with changes to the benefit plans.

Market services provided to Regulation.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, market support costs increased $2.1 million, or 1.7%.

Professional services.    For the year ended December 31, 2006, compared to the year ended December 31, 2005, professional services increased $8.1 million to $10.6 million. These costs increased as newly established mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization as well as marketing and other expenses were relatively stable period over period.

Regulatory Fine Income

For the year ended December 31, 2006, compared to the year ended December 31, 2005, fine income increased $1.0 million to $36.4 million. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Year ended December 31,
Dollars (in Millions)	2006	2005
Investment income, net	$40.7	$34.8
DTCC settlement gain	10.8	—
Other	22.5	12.5

Total	$74.0	$47.3

The increase in investment income, net, is primarily attributable to an increase in the average interest bearing investment portfolio and higher interest rates.

DTCC settlement gain reflects a one-time payment from certain subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”) in connection with the termination of their service agreement with SIAC. NYSE Group’s share (net of minority interest of $3.6 million) of the one-time settlement gain was $7.2 million.

Insurance claims are contingent on various factors and accordingly may vary period to period.

Gain on Sale of Equity Investment

During 2006, NYSE Group sold DTCC shares of common stock it held for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE members in connection with the March 7, 2006 merger of NYSE and Archipelago.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2006 and 2005 was 36.7% and 53.0%, respectively. The 2005 effective tax rate was significantly higher than the standard rate due to non-deductible merger-related expenses for litigation. The 2006 effective tax rate was lower than the statutory rate primarily as a result of federal and state tax credits.

Year ended December 31, 2005 versus December 31, 2004

The following table sets forth NYSE Group’s consolidated statements of income for the years ended December 31, 2005 and December 31, 2004, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2005, as compared to such item for the year ended December 31, 2004.

	Year Ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Revenues:
Activity assessment	$594.6	$359.8	65.3%
Transaction	145.8	153.6	(5.1)%
Listing	342.7	329.8	3.9%
Market data	178.2	167.6	6.3%
Data processing	182.9	220.2	(16.9)%
Regulatory	132.6	115.2	15.1%
Licensing, facility and other	56.4	59.3	(4.9)%

Total revenues	1,633.2	1,405.5	16.2%
Section 31 fees	(594.6)	(359.8)	65.3%
Merger expenses and exit costs	(26.1)	—	100.0%
Compensation	(516.7)	(529.2)	(2.4)%
Systems and communications	(124.4)	(138.9)	(10.4)%
Professional services	(122.0)	(124.0)	(1.6)%
Depreciation and amortization	(103.4)	(95.7)	8.0%
Occupancy	(69.8)	(67.8)	2.9%
Marketing and other	(68.0)	(84.8)	(19.8)%
Regulatory fine income	35.4	7.6	365.8%

Operating income	43.6	12.9	238.0%
Investment and other income, net	47.3	30.4	55.6%

Income before income tax provision and minority interest	90.9	43.3	109.9%
Income tax provision	(48.1)	(12.1)	297.5%
Minority interest in income of consolidated subsidiary	(2.0)	(1.0)	100.0%

Net income	$40.8	$30.2	35.1%

Consolidated Results

For the year ended December 31, 2005, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $1,038.6 million, $43.6 million and $40.8 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,045.7 million, $12.9 million and $30.2 million, respectively.

The $7.1 million decrease in revenues (excluding activity assessment fees), $30.7 million increase in operating income and $10.6 million increase in net income for the period reflect the following principal factors:

Decreased revenues.    The period over period decrease in revenues of $7.1 million was primarily driven by reduced data processing fees partially offset by growth in many key businesses.

Increased operating income.    The period over period increase in operating income of $30.7 million was the result of ongoing cost reduction initiatives offset by merger expense and exit costs from the merger with Archipelago.

Improved net income.    Period over period, net income increased $10.6 million, primarily reflecting cost reduction initiatives.

Market Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Activity assessment	$594.6	$359.8	65.3%
Transaction	145.8	153.6	(5.1)%
Listing	342.7	329.8	3.9%
Market data	178.2	167.6	6.3%
Data processing	182.9	220.2	(16.9)%
Market services provided to Regulation	123.4	121.5	1.6%
Licensing, facility and other	56.4	59.3	(4.9)%

Total revenues	$1,624.0	$1,411.8	15.0%

Transaction—For the year ended December 31, 2005, compared to the year ended December 31, 2004, transaction fees decreased by $7.8 million, or 5.1%. Although NYSE Group listed average daily volume was up 9.0%, pricing structures in place during 2005 relating to dollar caps inhibited the NYSE Group’s ability to generate revenue growth. Partially offsetting this decline in revenue was an increase in revenue derived from ETF transactions. These revenues increased 136.3% as compared to 2004 as the trading activity increased from 236 million shares during 2004 to 926 million shares for 2005.

Listing—The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles (“as reported”) and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles (“billed basis”). NYSE Group believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over 10 years.

	Year ended December 31,				Percent Increase (Decrease)
(Dollars in Millions)	2005		2004
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$252.2	$252.2	$241.3	$241.3	4.5%	4.5%
Original fees	90.5	83.9	88.5	79.6	2.3%	5.4%

	$342.7	$336.1	$329.8	$320.9	3.9%	4.8%

For the year ended December 31, 2005, compared to the year ended December 31, 2004, listing fee revenue increased $12.9 million, or 3.9%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original listing fees. For the periods presented, original listing fees were deferred and recognized over an estimated service period of 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $252.2 million on both an as reported and billed basis for the year ended December 31, 2005, compared with $241.3 million on both an as reported and billed basis for the year ended December 31, 2004, an increase of 4.5%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 355 billion to 387 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

For the year ended December 31, 2005, original listing fees amounted to $90.5 million on an as reported basis. On a billed basis, original listing fees totaled $83.9 million for the year ended December 31, 2005, compared with $79.6 million in 2004, a 5.4% increase. Original listings of operating companies, closed-end funds and ETFs increased year over year from 165 to 192, which drove the increase in original fees billed.

Market data—For the year ended December 31, 2005, compared to the year ended December 31, 2004, market data fees increased $10.6 million, or 6.3%. The number of non-professional users increased by 13.4% year over year. The demand for NYSE OpenBook®, NYSE Group’s proprietary data product, continued to increase, as the number of subscribers was 17.5% higher than the same period a year ago causing increased open book revenue of 24.7% to $21.2 million. NYSE Group’s non-recurring revenue of $5.8 million during the year ended December 31, 2005 comprises (i) charges for customers who had previously not reported the appropriate number of professional devices in use and (ii) an allowance for doubtful accounts reduction. In the normal course of business, NYSE Group audits its customers and the number of devices they report (on which it generates its billing) and adjusts its records based on the audit results, if necessary. This can lead to both increases and decreases in current billings. Additionally, NYSE Group’s allowance for doubtful accounts was reduced after a review of its policy for reserving market data revenues, and based on current levels of recoveries and collections, which have improved over the past year. Somewhat offsetting the increase in market information fees was the NYSE’s share of trades decreasing period over period, from 90.6% to 87.5%.

Data processing—For the year ended December 31, 2005, compared to the year ended December 31, 2004, data processing fees decreased $37.3 million, or 16.9%, due to decreases in services provided by SIAC to customers other than the NYSE and lower revenues from the communications services of Sector, Inc.

Market services provided to Regulation—For the year ended December 31, 2005, compared to the year ended December 31, 2004, market services provided to Regulation increased $1.9 million, or 1.6%. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation.

Licensing, facility and other—For the year ended December 31, 2005, compared to the year ended December 31, 2004, licensing and facility fees decreased $2.9 million, or 4.9%. The decrease was due to fewer electronic access member renewals period over period and lower electronic access member prices.

Regulation Segment Results—Revenues

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Regulatory	$132.6	$115.2	15.1%
Regulatory services provided to Market	119.9	119.5	0.3%

Total revenues	$252.5	$234.7	7.6%

Regulatory Fees—For the year ended December 31, 2005, compared to the year ended December 31, 2004, regulatory fees increased $17.4 million, or 15.1%, to $132.6 million. Member regulation fees drove the increase for the year due to higher reported gross FOCUS revenues ($186.5 billion in 2005 as compared to $145.6 billion in 2004).

Regulatory services provided to Market—For the year ended December 31, 2005, compared to the year ended December 31, 2004, regulatory services provided to Market remained relatively unchanged. These services, which include costs associated with surveillance, examination and enforcement with respect to Market activities, and overseeing compliance by listed companies, are provided by Regulation.

Market Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Section 31 fees	$594.6	$359.8	65.3%
Merger expenses and exit costs	26.1	—	100.0%
Compensation	402.7	429.9	(6.3)%
Regulatory services provided to Market	119.9	119.5	0.3%
Systems and communications	122.9	130.8	(6.0)%
Professional services	119.5	121.6	(1.7)%
Depreciation and amortization	98.8	92.0	7.4%
Occupancy	59.4	59.3	0.2%
Marketing and other	60.5	77.3	(21.7)%

Total expenses	$1,604.4	$1,390.2	15.4%

Merger expenses and exit costs.    For the year ended December 31, 2005, Market incurred $26.1 million in merger expenses and exit costs consisting of severance and other professional fees related to the merger with Archipelago businesses for which there was no comparison in 2004. These costs included $18.5 million in legal costs, $3.9 million in severance payments and $3.7 million in integration costs.

Market Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Salaries and bonus	$292.3	$302.6	(3.4)%
Benefits and other	110.4	127.3	(13.3)%

	$402.7	$429.9	(6.3)%

Compensation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, compensation decreased $27.2 million, or 6.3%. Market headcount decreased from 921 to 871 employees period over period. In addition, certain changes were made to the NYSE Market employee benefit plans during 2005. This was partially offset by average salaries increases of 4.9% and additional incentive awards provided to certain Market employees during 2005.

Regulatory services provided to Market.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, Regulation support costs remained relatively unchanged.

Systems and communications.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, systems related costs decreased $7.9 million, or 6.0%, primarily due to efforts to achieve structural cost effectiveness.

Professional Services.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, professional services decreased $2.1 million, or 1.7%, primarily due to decreased temporary support for trading operations.

Depreciation and Amortization.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $6.8 million, or 7.4% reflecting a full year impact of accelerated useful lives implemented during 2004 for certain equipment. Capital expenditures for 2005 were consistent with the 2004 level, including continued investments in technology and infrastructure.

Occupancy.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, occupancy costs were relatively flat year over year, reflecting an increase of $0.1 million to $59.4 million.

Marketing and other.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, marketing and other expenses decreased $16.8 million, or 21.7%. Cost savings initiatives in 2005 led to the reductions, consisting of decreased advertising, travel and entertainment expenses and decreased contributions to various organizations.

Regulation Segment Results—Expenses

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Compensation	$114.0	$99.3	14.8%
Market services provided to Regulation	123.4	121.5	1.6%
Systems and communications	1.4	8.2	(82.9)%
Professional services	2.5	2.4	4.2%
Depreciation and amortization	4.7	3.7	27.0%
Occupancy	10.4	8.5	22.4%
Marketing and other	7.5	7.5	—

Total expenses	$263.9	$251.1	5.1%

Regulation Compensation

	Year ended December 31,		Percent Increase (Decrease)
Dollars (in Millions)	2005	2004
Salaries and bonus	$84.9	$74.8	13.5%
Benefits and other	29.1	24.5	18.8%

	$114.0	$99.3	14.8%

Compensation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, compensation increased $14.7 million, or 14.8%, to $114.0 million. This is primarily the result from increased headcount to 710 from 656 employees period over period. In addition, average salaries increased 4.9% in 2005.

Market services provided to Regulation.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, market support costs increased $1.9 million, or 1.6%, primarily as a result of allocated systems and communications expenses.

Systems and communications.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, systems and communications decreased $6.8 million, or 82.9%. Starting in 2005, Market incurred systems and communications expenses on behalf of Regulation, which were allocated to Regulation through Market services provided to Regulation.

Depreciation and amortization.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, depreciation and amortization increased $1.0 million, or 27.0% due to increased level of furniture, fixtures and leasehold improvements associated with increased headcount and space.

Occupancy.    For the year ended December 31, 2005, compared to the year ended December 31, 2004, occupancy increased $1.9 million, or 22.4% due to the increase in the amount of space utilized by Regulation.

Regulation’s other operating expenses, including professional services and marketing and other expenses were relatively stable period over period.

Regulatory Fine Income

For the year ended December 31, 2005, compared to the year ended December 31, 2004, fine income increased $27.8 million to $35.4 million. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary period over period.

Investment and Other Income, Net

The components of investment and other income, net, were as follows:

	Year ended December 31,
Dollars (in Millions)	2005	2004
Investment income, net	$34.8	$17.2
Other	12.5	13.2

Total	$47.3	$30.4

The increase in investment income, net, was primarily driven by higher investment income due to (i) the effect of a portfolio reallocation initiated in December 2004 to higher yielding and more tax-efficient securities, (ii) a more favorable interest rate environment for investments over the same period in the prior year, and (iii) realized gains on certain investments. Insurance claims are contingent on various factors and accordingly may vary period to period.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2005 and 2004 was 53.0% and 28.0%, respectively. The year-over-year increase was a result of non-deductible merger-related legal costs and factors impacting the tax provision relating to deferred tax items and other tax credits.

Liquidity and Capital Resources

Historically, NYSE Group’s primary source of liquidity has been cash generated by NYSE Group’s operations, and NYSE Group’s liquidity requirements have been for working capital, capital expenditures and general corporate use.

NYSE Group’s working capital was $610.9 million at December 31, 2006, and capital expenditures equaled $97.8 million for the year ended December 31, 2006. Capital expenditures related primarily to the development and maintenance of corporate and regulatory systems and to trading technology, including expenditures relating to the development and implementation of NYSE Hybrid Market and compliance with Regulation NMS.

Cash and cash equivalents are generated primarily from listing services, sales of market information, collection of activity assessment fees (which are fully remitted to the SEC), data processing services provided by SIAC, collections of regulatory fees, fees generated for trading, and investment income.

At December 31, 2006, NYSE Group had $277.6 million of cash and cash equivalents, an increase of $234.2 million from its cash and cash equivalents at December 31, 2005. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $1,036.2 million at December 31, 2006 and, when combined with cash and cash equivalents, represented 91.0% of NYSE Group’s current assets.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2006, NYSE Group did not have any significant restricted cash balance.

With respect to investment activities, the boards of directors of NYSE Group has an approved investment policy for externally managed portfolios. The goal of this policy is to preserve principal, maintain adequate liquidity at all times, fund budgeted operating and capital requirements, and to maximize returns relative to investing guidelines and market conditions. NYSE Group’s current policy prevents it from investing directly in any equity type investment; however, this policy can be modified at the discretion of the chief executive officer and chief financial officer of NYSE Group, based on the delegation of authority by the board of directors. Under NYSE Group’s policy, it may invest only in securities that are rated AA or better by two nationally recognized rating organizations and that are in U.S. dollar denominations.

The average duration of the portfolio must not exceed two years. NYSE Group periodically reviews our respective policies and investment managers. Also included in the investment portfolio are investments which are used to fund non-qualified benefit obligations. The participants of these plans, supplemental executive savings and other deferred compensation plans, are permitted to invest in equity funds.

As of December 31, 2006, NYSE Group had no outstanding short-term or long-term debt. In connection with the exchange offer, NYSE Euronext, as the borrower, and NYSE Group, as the guarantor (until completion of the combination), entered into a €2.5 billion revolving credit bridge facility, on January 5, 2007. NYSE Euronext may only borrow amounts under this bridge facility agreement to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext, with NYSE Group as guarantor (until completion of the combination), also intends to enter into a $3.0 billion syndicated revolving credit facility, which is expected to be used primarily as a backstop for a global commercial paper program. The proceeds from the global commercial paper program will be used for general corporate purposes, including repayment of amounts borrowed under the bridge facility and/or the syndicated revolving credit facility. The bridge facility includes and the syndicated revolving credit facility is expected to include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

NYSE Group believes that cash flows from operating activities and financing capabilities along with future cash flows from operations are sufficient to meet the needs of its current operations. If existing cash balances are insufficient, NYSE Group intends to seek additional financing. NYSE Group may not be able to obtain additional financing on acceptable terms or at all.

Net cash provided by operating activities equaled $218.0 million for the year ended December 31, 2006, consisting of net income of $205.0 million and the effects of non-cash items, such as depreciation, which does not adversely affect cash flows.

Net cash provided by investing activities equaled $505.6 million for the year ended December 31, 2006. NYSE Group acquired $218.2 million of cash in connection with the Archipelago merger. Net sales of investment securities and securities purchased under agreements to resell of $410.9 million funded the $409.8 million distribution to NYSE former members.

As part of the merger with Archipelago, NYSE Group’s financing activities included a total cash distribution of $506.2 million (consisting of a $409.8 million cash distribution and a $96.4 million dividend) to the NYSE’s former members during the year ended December 31, 2006.

Summary Disclosures About Contractual Obligations

The table below summarizes NYSE Group’s future minimum lease obligations on its operating and capital leases as of December 31, 2006 (in thousands):

	Payments due by year
	Total	2007	2008	2009	2010	2011	Thereafter
Operating lease obligations	$298,060	$63,903	$50,932	$41,928	$36,967	$23,622	$80,708
Capital lease obligations(1)	17,906	8,722	7,676	1,337	94	77	—

Total	$315,966	$72,625	$58,608	$43,265	$37,061	$23,699	$80,708

(1)	The capital lease payments also include interest payable of approximately $2.5 million.

NYSE Group also has obligations related to the deferred compensation and other post-retirement benefits. The date of payment under these obligations cannot be determined. See notes 11 and 12 to the consolidated financial statements.

Critical Accounting Policies and Estimates

The following provides information about NYSE Group’s critical accounting estimates. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Revenue Recognition

Companies pay listing fees when they initially list on the NYSE or NYSE Arca, Inc. and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, right issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca, Inc. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Group’s accounts receivable portfolio and is assessed periodically by management. Increases in the allowance for doubtful accounts are charged against operating results and it is decreased by the amount of charge-offs, net of recoveries. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, NYSE Group records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts with outstanding balances in excess of 60 to 90 days are reviewed monthly to make changes to the allowance as appropriate.

Income Taxes

NYSE Group records income taxes using the asset and liability method, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NYSE Group is subject to numerous domestic jurisdictions primarily based on our operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Group’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Group’s financial position or results of operations.

Pension and Other Post-Retirement Employee Benefits (OPEB)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) to recognize the funded status of their benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial condition, and provide additional disclosures. On December 31, 2006, NYSE Group adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on NYSE Group’s financial condition at December 31, 2006 has been included in the consolidated financial statements.

Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Group’s pension and other postretirement obligations and future expense.

Goodwill and Other Intangible Assets

NYSE Group reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Group’s reporting units. Should the review indicate that goodwill is impaired, NYSE Group’s goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

NYSE Group reviews the useful life of its indefinite-lived intangible assets to determine whether events of circumstances continue to support the indefinite useful life. In addition, the carrying value of NYSE Group’s other intangible assets is reviewed by NYSE Group on at least an annual basis for impairment based upon the estimated fair value of the asset.

NYSE Group performed its annual impairment tests as of December 31, 2006, which indicated that no impairment charge was required for goodwill, indefinite-lived intangible assets or intangible assets.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of assets is provided for using the straight-line method of depreciation over the estimated useful lives of the assets, which range from 2 to 15 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

NYSE Group accounts for software development costs under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and other related guidance. NYSE Group expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, generally three years.

Stock-Based Compensation

NYSE Group adopted SFAS 123R, “Share-Based Payment,” during the first quarter of 2006. SFAS 123R required that compensation expense associated with share-based payment transactions be recognized in financial statements. SFAS 123R also required that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow.

Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards.

Recent Accounting Pronouncements

Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expected to be reflected in the company’s past or future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact that the implementation of FIN 48 will have on our financial condition, results of operations and cash flows.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years ending after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108.

Prior to 2006, NYSE relied on license holders (former members) to self-report transaction volume and remit payment for the related transaction fees on a one-month lag. Starting in December 2006, NYSE Group commenced billing license holders for trading activity brought to the floor of the NYSE. As a result, NYSE Group eliminated the one-month lag in recognizing NYSE related transaction revenues. However, instead of recording both the self-reported November transaction fees and the accrued December transaction fees in the December 2006 results of operations (which would have resulted in reporting 13 months of transaction fee revenue in fiscal 2006), NYSE Group elected to increase its January 1, 2006, retained earnings by approximately $6.6 million, which corresponds to the impact of the thirteenth month of transaction fee revenues, net of related income taxes.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the implementation of SFAS 157 will have on our financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF EURONEXT

The following discussion and analysis should be read in conjunction with Euronext’s audited consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004 included herein. Euronext’s consolidated financial statements have been prepared in accordance with IFRS as adopted by the European Union. IFRS differ in certain material respects from generally accepted accounting principles in the United States of America. For a discussion of certain material differences between IFRS and generally accepted accounting principles in the United States, see “Summary of Material Differences Between IFRS and U.S. GAAP” below and the related notes in Euronext’s consolidated financial statements.

Overview

Since it was founded in 2000, Euronext has been committed to promoting the integration and consolidation of Europe’s capital markets and increasing the efficiency of cross-border trading. In pursuit of that objective, Euronext has pursued opportunities to consolidate and integrate its markets, most notably through the adoption of a harmonized rulebook and the integration of the Group’s trading platforms through a four-year migration plan that was completed in 2004. These efforts, combined with Euronext’s efforts to streamline its organizational structure to create a cross-border, business-oriented organization based on strategic business units, have allowed Euronext to reduce operating costs and to eliminate redundancies.

As a result of a good performance by both trading and Information services activities, as well as Euronext’s continued efforts to keep operating costs under strict control, net income increased from €149.7 in 2004 to €240.0 million in 2005 and to €361.8 million in 2006. The changes in net income during the period under review primarily reflected changes in profit from operations, which increase from €200.1 million in 2004 to €318.5 million in 2005 and to €409.0 million in 2006. Over the period, Euronext’s profit from operations increased as a percentage of revenues from 22.6% in 2004 to 33.1% in 2005 and to 37.1 % in 2006.

Sources of Revenue and Principal Expense Items

Operating revenues

Cash trading

Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Paris and Lisbon. For historical reasons relating to Euronext’s prior ownership of Clearnet, part of the trading fee consists of a commission paid by LCH.Clearnet to Euronext as a retrocession. These payments were recorded by Euronext as part of its cash trading revenues in 2006, 2005 and 2004. In 2003, these payments were recorded as clearing revenues since Clearnet was consolidated in Euronext’s accounts until the end of 2003.

Euronext has implemented a harmonized fee structure for its cash trading activity, which was most recently updated in February 2005. Under the current fee structure:

•

For trading in equities, there are three different fee packages. The first package involves a flat fee per trade and no minimum activity charge. The other two packages involve a monthly minimum activity charge and a fee per trade calculated on a sliding scale based on volume and the level of the minimum activity charge. An ad-valorem fee based on transaction size is also applied to each trade. No order fee is charged so long as the order/trade ratio does not exceed a specified level.

•	For trackers and investment funds, a flat fee is charged for each order placed, and an ad-valorem fee based on transaction size is applied to each trade.

•	For warrants and certificates, a flat fee is charged for each order placed, and a flat fee per trade is charged.

•	For bonds, no order fee is charged as long as the order/trade ratio does not exceed a specified level, and a fee per trade is charged according to a sliding scale based on volume.

The retrocession for cash trading activity from LCH.Clearnet is based, in the case of Euronext Paris, on a fixed amount per trade from each side of the transaction plus a variable amount that is based on a percentage of the value of the trades cleared. The retrocession for each of Euronext Amsterdam, Brussels and Lisbon is based on a flat percentage (which varies by exchange) of clearing fees collected by LCH.Clearnet in respect of trades on such exchange’s cash market. The fee amounts are determined under the clearing agreement between LCH.Clearnet and Euronext’s continental European exchanges, and increased on an annual basis during the 2004 to 2006 period.

Revenue from cash trading in any given period depends primarily on the number of trades executed on Euronext and the average price per trade charged for their execution. The level of trading activity is heavily influenced by general market conditions. Other factors may include the number and financial health of companies listed on Euronext’s cash markets, and general competitive conditions.

Listing fees

Listing fees comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in initial public offerings and tender offers. Revenues from listing fees primarily relate to shares.

Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers ( i.e. , those from France, the Netherlands, Belgium and Portugal) pay admission fees based on market capitalization to list their securities. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies are charged admission and annual fees on a similar basis but are subject to lower maximum admission fees and annual fees. Euronext Paris also charges centralization fees for collecting and allocating retail investor orders in initial public offerings and tender offers. Listing fees are recognized upfront except for annual fees, which are recognized ratably throughout the year.

The revenue Euronext derives from listing fees is primarily dependent on the number and size of new company listings and tender offers. The number and size of new company listings and tender offers in any period depends primarily on factors outside of Euronext’s control, including general economic conditions in Europe and in France, the Netherlands, Belgium and Portugal (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.

Derivatives trading

Revenue from derivatives trading consists of fixed per-contract fees for the execution of trades of derivatives contracts on Euronext’s derivatives markets in Paris, London, Amsterdam, Brussels and Lisbon. Revenues are driven by the number of trades and fees charged per contract. The principal types of contracts traded are equity and index products and short-term interest rate products, which contributed 34% and 62%, respectively, of trading revenues in 2006. Trading in equity products is primarily driven by price volatility on equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading activity is largely outside of Euronext’s control.

Euronext has recorded retrocession fees from LCH.Clearnet in respect of trades executed on Euronext’s continental derivatives markets under derivatives trading revenues in 2006, 2005 and 2004. Retrocession fees for derivatives trading were eliminated at the end of 2006. As of January 1, 2007, Euronext will no longer receive retrocession fees from LCH.Clearnet in respect of trades executed on Euronext’s continental derivatives markets.

Euronext.liffe’s fee grid varies by type of contract and by type of member. With respect to the various contracts available through Euronext.liffe, fees are charged as follows:

•	Individual equity options: a flat fee per lot is charged in all Euronext.liffe business centers, except in Amsterdam (where the fees are capped).

•	Individual equity futures: this type of contract is available in Lisbon and London, in respect of which a flat fee is charged per lot.

•	Index products: fees for these products are based on a flat fee per contract, and are capped in Amsterdam above a certain level.

•

BClear: this is one of three services for wholesale equity derivatives that Euronext launched in 2005. Nearly all equity derivative contracts listed in our 5 centers and more than 300 underlyings listed in other non-Euronext markets are listed on BClear. The BClear fee structure is based on a per lot fee per side up to a fee cap.

•	Interest rate products: these products are available in London, in respect of which a fee is charged per lot.

•	Commodity products: these products are available in London and Paris, in respect of which a flat fee is charged per lot.

Each Euronext.liffe center, except for Lisbon, provides preferred rates to market makers as follows:

•

In London, with respect to single equity options, market makers may be categorized as primary market makers (PMM) or designated market makers (DMM), which are exempt from transaction charges or receive fee discounts on business they transact in a market making capacity. A separate DMM category exists for the FTSE 100 Index options contract (ESX) as well as a specific regime that governs trades in the FTSEurofirst contract.

•	In Amsterdam, market makers pay a liquidity provider fee (€0.07 per lot) based on the category, or Euronext Class Combination (ECC), in which a market maker falls.

•

In Paris, market makers pay either €0.03 or €0.04 per lot for orders of up to 6,000 lots, depending on whether they act as a permanent market maker (PMM) or responding market maker (RMM). For orders above 6,000 lots, PMMs or RMMs pay €80 per trade.

•	In Brussels, market makers are eligible for a low fee, equivalent to the liquidity provider fee in Amsterdam on equity options.

MTS fixed income

In November 2005, Euronext acquired 51.0% of a joint venture entity, MBE Holding, which currently owns 60.37% of the voting shares of MTS. Euronext proportionally consolidated MTS for only one month in 2005, recording proportionally consolidated revenues from MTS of €1.4 million.

Revenues from MTS are derived from membership fees, transactions fee and post trading fees for the execution of trades of cash and money market products. MTS implemented a new fee structure in January 2005 with the following principal characteristics:

•

For the trading of cash products on its main markets (MTS Italy, EuroMTS and MTS Deutschland), MTS charges a per trade fee calculated on a sliding scale based on annual volume. Under the new fee structure, membership fees for market makers are waived.

•	For the trading of money market products, MTS charges a per-trade fee calculated on a sliding scale based on annual volume.

•	For trading on BondVision, MTS charges a fee per trade calculated on a sliding scale based on annual volume.

•	Post-trading fees are calculated on the number of settlement messages.

Revenue from MTS in any given period depends primarily on the number of trades executed on its platform and the average price per trade charged for their execution. The level of trading activity is heavily influenced by general market conditions (volatility levels in the bond markets and interest rate levels) and thus outside of Euronext’s control.

Settlement and custody

Revenue from settlement and custody currently consists of fees for settling securities trades and fees for associated custodial services relating to securities traded in Euronext’s cash markets in Portugal, which are generated by Interbolsa. During each of the three fiscal years ended December 31, 2005, these fees also included settlement and custody fees generated by Euronext’s cash markets in Brussels, which were generated by CIK (Belgium) which was sold to Euroclear in 2006. Settlement and custody fees vary by market, and are charged on a per-trade basis for settlement fees and on a fee based on the market value of the securities in question for custody services.

Information services

Revenue from information services consists of fees that Euronext charges to a variety of users, primarily the end-users, for the use of Euronext’s real-time market data services. Euronext also collects annual license fees from vendors for the right to distribute Euronext data to third parties and a service fee from vendors for direct connection. A substantial majority of Euronext’s data revenues is derived from monthly end-user fees. Euronext also derives revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of information services revenues are the number of end-users and the prices for data packages.

Sale of software

Revenue from sale of software primarily consists of license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses. Throughout the periods under review, this revenue was generated primarily by GL TRADE. In addition, until June 30, 2005, sale of software included fees received by LIFFE Market Solutions for its LIFFE CONNECT® software package. On July 1, 2005, these latter activities were transferred to AEMS.

GL TRADE’s revenues are earned mainly from annual subscriptions to its software and technology offerings (subscriptions represented approximately 76% of GL TRADE’s revenues in 2006). Subscriptions generally have an initial term of two years, and are renewed annually absent notice of cancellation. Most subscription contracts are on a calendar year basis. Subscriptions are generally paid in advance. The group records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements, with the unrealized portions of invoiced subscription fees recorded as deferred revenues. Because of the annual nature of subscription agreements, changes in subscription revenues typically lag developments in the markets that GL TRADE serves. Subscription fees include basic service packages. Customers are invoiced separately for GL TRADE’s enhanced service packages. A portion of GL TRADE’s revenues, principally for its advanced order management offering, are derived from sales of five-year software licenses, which are generally accompanied by annual maintenance and service contracts. The bulk of GL TRADE’s revenues from these arrangements are recorded at the time of the license sale, while the maintenance contracts are typically renewed over time and thus generate recurrent revenues. As a result, a major license contract can have a significant impact on GL TRADE’s revenues for a given period, which will not necessarily carry forward to the same extent into future periods.

Other income

The primary recurring items within other income are rental income, administrative services provided to LCH.Clearnet on a transitional basis following its creation and since July 1, 2005, charges to AEMS for the supply of transitional services provided by Euronext.

Costs and expenses

The following is a summary of Euronext’s principal cost and expense categories.

Salaries and employee benefits

Salaries and employee benefits consist primarily of employee salaries and bonuses, compulsory social security contributions with respect to employees and pension expenses. Since January 1, 2004, this line item has included stock option expense recorded under IFRS 2.

Depreciation

Depreciation consists of depreciation of tangible fixed assets and intangible fixed assets (excluding goodwill) as well as write-offs on intangible assets.

Goodwill amortization

Euronext adopted IFRS 3 for all business combinations agreed on or after March 31, 2004. Starting January 1, 2005, Euronext no longer amortizes goodwill relating to acquisitions made before March 31, 2004 as part of a business combination, in line with IFRS 3. From January 1, 2005, goodwill is assessed periodically for impairment. During 2003 and 2004, goodwill amortization primarily consisted of amortization of goodwill related to Euronext’s acquisition of LIFFE. The balance of goodwill primarily related to the merger that led to Euronext’s creation in September 2000, as well as goodwill relating to Euronext’s acquisition of BVLP ( Bolsa de Valores de Lisboa e Porto , now known as Euronext Lisbon).

Information technology expenses

IT expenses consist primarily of costs relating to fees paid to third-party providers of networks and information technology resources, including fees for consulting, research and development services, software rental costs and licenses, hardware rental and related fees paid to third-party maintenance providers. Since July 1, 2005, these expenses consist primarily of fees charged by AEMS for IT services relating to the operation and maintenance of Euronext’s cash and derivatives trading platforms, including license fees relating to NSC and LIFFE CONNECT®.

Office, telecom and consultancy

Office, telecom and consultancy costs consist primarily of travel expenses, telecommunications expenses, fees for insurance and information services, third-party contracting fees and fees paid to consultants, (other than information technology consultants) attorneys and accountants.

Accommodation

Accommodation costs and expenses include lease payments for rented office space and related service charges for utilities, security, maintenance and cleaning and related items. Euronext is reimbursed for certain expenses by third parties, including AEMS, under sublease arrangements.

Marketing costs

Marketing costs consist primarily of advertising and other promotional expenses including costs relating to presentations, events, sponsorships, foreign offices and similar items.

Other expenses

Other expenses consist of miscellaneous costs, including irrecoverable VAT and other sundry non-income taxes, regulatory fees, production costs for information services and other miscellaneous costs.

Net financing income

Net financing income consists of interest income (primarily interest earned on short-term investments, deposits and cash balances with banks), interest expense, foreign exchange gains and losses, gains and losses on disposal of investments and gains and losses on revaluation of financial assets and liabilities the changes in fair value of which are booked in the income statement (primarily derivative instruments).

Income from associates

Income from associates consists of Euronext’s share in the results of operations of associated companies (i.e., companies over which Euronext has a significant influence, but over which it does not exercise control). Euronext accounts for these entities under the equity method after taking into consideration the effect of intercompany transactions. Income from associates during the period under review primarily consisted of Euronext’s share of the results of LCH.Clearnet Group Ltd. and AEMS.

Minority interests

Minority interests during the period under review related primarily to the approximately 60% interest held by third parties in GL TRADE and, since December 2005, the interest held by minority investors in MTS.

Results of Operations for the Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

Euronext’s total revenues increased by 14.6% from €961.9 million in 2005 to €1,102.2 million in 2006, driven by a very high level of trading activity on Euronext’s cash and derivatives markets. The following table summarizes the composition of Euronext’s revenues in 2005 and 2006.

	Year ended December 31,
	2006	2005	%Change 2006/2005
	(in thousands of euros)
Cash trading
Trade execution fees, order fees and connection fees	€230,356	€174,624	31.9%
Clearing fee retrocession for cash trading	56,543	41,119	37.5%

Subtotal	286,899	215,743	33.0%

Listing fees	55,637	63,130	(11.9)%

Derivatives trading
Order fees	390,665	326,125	19.8%
Clearing fee retrocession for continental derivatives trading	906	5,798	(84.4)%

Subtotal	391,571	331,923	18.0%

MTS fixed income	24,019	1,437	NA
Settlement and custody	14,553	39,280	(62.9)%
Information services	112,004	93,592	19.7%
Sale of software	184,607	195,212	(5.4)%
Other income	32,901	21,550	52.7%

Total revenues	€1,102,191	€961,867	14.6%

Cash trading

Revenue from cash trading increased by 33.0% to €286.9 million in 2006, due primarily to the continuation and acceleration of the strong recovery in market activity which started in the second half of 2005. 219.5 million cash transactions were executed on Euronext’s cash markets in 2006, a 35.1% increase over 2005 corresponding to a daily average of 860,692 trades (itself a 36.2% increase over 2005). As a consequence, trade execution and connection fees increased by 31.9% in 2006 to €230.4 million from €174.6 million in 2005, with the average fee per trade decreasing slightly (from €1.03 to €1.02) due to Euronext’s sliding fee scale. The clearing fee retrocession paid by LCH.Clearnet for trades on the Euronext cash markets increased by 38% to €56.5 million in 2006 from €41.1 million in 2005, driven by an increase in trading volume.

Listing fees

Listing revenues decreased 12% from €63.1 million in 2005 to €55.6 million in 2006. The decrease was notwithstanding a very active primary market in 2006 and resulted from the existence of very large IPOs in 2005 (EDF and GDF in particular). There were 142 new listings on Euronext markets in 2006 as compared to 78 in 2005; due to the larger aggregate size of the new listings in 2005, however, admission and public offer fees decreased by 14.7% to €42.3 million. Of the new listings in 2006, 57 were listed on Alternext, which was rolled out during the year to Brussels and Amsterdam. Annual fees fell by 2% to €13.4 million in 2006, reflecting delistings or mergers during the year. At the end of 2006, 1,210 companies were listed on Euronext, representing a market capitalization of 2,812 billion euros.

Derivatives trading

Revenue from derivatives trading increased by 18% to €391.6 million in 2006, driven primarily by higher volumes across the main markets and products and, to a lesser degree, by the launch in November 2005 of fully integrated transactional products, Afirm, Cscreen and Bclear. Overall, the increased volumes resulted from market volatility, strong cash markets activity and interest rate uncertainty. Overall volumes increased 21% to 730.3 million contracts traded in 2006, and average daily trading volume rose 21.5% to 2,863,934 contracts. The overall increase in volumes reflected very high volumes in the first half of the year and lower volumes in the second half, due to decreased market volatility.

Trading revenues from interest rate products amounted to €235.8 million in 2006, a 21.9% increase over 2005. The increase was due to an 18.7% increase in the number of contracts traded to 412.2 million, itself due to higher volatility induced by on-going speculation over interest rate trends (and in particular interest rate decisions of the European and UK central banks), and to a slight increase (from 56 to 57 cents) in the average fee per contract, itself resulting in part from the fact that the Euro dollar contract, which negatively affected results in 2005, was not offered in 2006.

Equity derivatives trading revenues increased 19.5% to €122.5 million in 2006, of which €10.9 million related to OTC trading (via Bclear). Excluding Bclear, volumes increased by 3.1% to 255.9 million contracts. Bclear itself generated 51.6 million contracts traded in 2006, accounting for 89% of the overall volume increase in equity derivatives trading revenues.

Commodity product trading revenues increased by 14.6% to €12.8 million in 2006, driven by a 15.9% increase in volume to a total of 9.9 million contracts traded.

As a consequence of the change in the underlying contract sizes in the French market (which mechanically reduced the number of contracts traded), the clearing fee retrocession paid by LCH.Clearnet for continental derivatives trading decreased by 84.4% to €0.9 million in 2006.

MTS Fixed income

Euronext’s share of MTS’ revenues amounted to €24 million in 2006. The corresponding revenues in 2005 during which MTS was proportionately consolidated for one month, were €1.4 million. On a comparable basis and for informational purposes only, MTS fixed income revenues increased by 2.4 % from 2005 to 2006.

Settlement and custody

The 62.9% decrease in settlement and custody revenues between the periods is due to the sale, effective January 1, 2006, of CIK, which had accounted for €24.5 million of revenues in 2005. Settlement and custody revenues in 2006, which amounted to €14.6 million, were generated solely by Interbolsa. These were 2% lower than those generated by Interbolsa in 2005, with higher volumes slightly offsetting lower prices under a new tariff structure implemented at the beginning of 2006.

Information services

Information services revenues increased 19.7% to €112 million in 2006. The increase resulted partly from revenues generated by newly-consolidated companies (€3.5 million from MTS and €2.7 million from Company News). The increase on a stand-alone basis was 13.4% and was due mainly to a 6.4% increase in the number of both cash and derivatives terminals receiving Euronext data and to the full-year positive effect of both a 5% price increase in the cash information services package and the harmonization of the derivatives information services packages implemented, respectively, in April and July 2005.

Sale of software

The 5.4% decrease in revenue from the sale of software from €195.2 million in 2005 to €184.6 million in 2006 is due to the transfer of LIFFE Market Solutions to AEMS in July 2005; accordingly, 2006 revenues consist solely of GL TRADE’s revenues and no longer of revenues from the licensing of LIFFE Connect. GL TRADE’s revenues increased by 3% from 2005 to 2006, due in particular to acquisitions and organic growth in Asia, Eastern Europe and the US, mitigated by contract terminations in Europe.

Other income

Other revenues increased by 52.7% from €21.5 million to €32.9 million from 2005 to 2006. This is explained by the full year effect of services charged to AEMS in London, improved rental income in continental Europe and full year consolidation of MTS’ other revenues.

Costs and expenses

Euronext’s total costs and expenses rose by 7.7% to €693.2 million in 2006. The following table summarizes the major components of costs and expenses for 2005 and 2006.

	Year ended December 31,		% Change 2006/2005
	2006	2005
	(in thousands of euros)
Salaries and employee benefits	€275,385	€264,360	4.2%
Depreciation	32,583	49,687	(34.4)%
IT expenses	166,176	139,772	18.9%
Office, telecom and consultancy	130,089	98,785	31.7%
Accommodation	44,358	50,111	(11.5)%
Marketing	20,295	15,586	30.2%
Other expenses	24,297	25,088	(3.2)%

Total costs and expenses	€693,183	€643,389	7.7%

Changes in scope of consolidation affecting costs

The comparability of expenses between 2005 and 2006 is affected by several changes in scope of consolidation between the periods.

Creation of Atos Euronext Market Solutions

On July 22, 2005, Euronext formed Atos Euronext Market Solutions as a continuation and expansion of its existing AtosEuronext relationship with Atos Origin. The main assets Euronext contributed were the activities of LIFFE Market Solutions, the information technology division of its derivatives trading business Euronext.liffe (including Euronext’s proprietary LIFFE CONNECT® electronic trading system), and its 50% stake in AtosEuronext. Atos Origin contributed its own 50% share in AtosEuronext, plus other major assets from market-related businesses, including middle- and back-office solutions, and its 51% stake in the connectivity platform Bourse Connect.

The transfer of the activities of LIFFE Market Solutions to AEMS led to a significant reduction in Euronext’s salaries and employee benefit costs, consultancy expenses, other office, telecom and consultancy costs and depreciation charges, and a parallel increase in IT expenses, which now include all IT expenses related to Euronext.liffe. The transfer of LIFFE Market Solutions to AEMS represented in the aggregate a €9.9 million reduction in costs from 2005 to 2006.

Other changes

As noted elsewhere, Euronext acquired MTS in November 2005 through a joint-venture entity with Borsa Italiana, acquired 100% of Company News in March 2006 and sold CIK effective January 1, 2006. In the aggregate, newly-consolidated MTS and Companynews added €20.4 million and €3.0 million in costs, respectively, for 2006, and the sale of CIK reduced costs by €17.4 million in such period.

Salaries and employee benefits

Staff costs increased by 4% from €264.4 million to €275.4 million in 2006. The increase resulted from the combination of the various changes in scope of consolidation (transfer to AEMS in July 2005, sale of CIK, acquisition of both MTS and Company News) and performance-related compensation such as bonuses, which increased in line with the increased operating and net income of the Group, and higher incentive plan costs resulting from a sharp increase in Euronext’s share price over the year.

Overall workforce increased year on year from 2,302 to 2,324 FTE, due in particular to acquisitions and hiring by GL TRADE. On a constant basis and excluding GL TRADE, headcount decreased 5.2% to 1,169 FTE.

Depreciation

Depreciation expense amounted to €32.6 million in 2006, a 34% decrease from €49.7 million recorded in 2005. This is due primarily to the transfer of LIFFE Market Solutions’ IT-related tangible and intangible assets to AEMS as of July 1, 2005; depreciation expense related to these assets had amounted to €21.3 million in 2005. Excluding the effect of this transfer, depreciation expense increased by €4.2 million from period to period, due to the commencement of depreciation of various new software developments as well as the consolidation of MTS (€1.1 million), which offset a €2.1 million decrease due to the sale of CIK.

Information technology expenses

IT expenses increased by 18.9% to €166.2 million in 2006 from €139.8 million in 2005. This increase resulted primarily from the transfer of LIFFE Market Solutions’ activities to AEMS, which accounted for €35.1 million of additional IT costs. In addition, Euronext’s share of IT expenses at MTS amounted to €9.9 million, as compared with €1.2 million in 2005 for December solely. These increases were partly offset by a €5.9 million decrease resulting from the sale of CIK. Excluding the effect of these changes in consolidation, IT costs decreased by €11 million, as the initial synergies following the creation of AEMS were generated. In particular, running costs (excluding GL TRADE) decreased by €6.6 million to €139.4 million and the lower number of actual development days contributed to €3.6 million of the decrease of IT expenses.

Office, telecom and consultancy

Office, telecom and consultancy expense increased 31.7% to €130.1 million in 2006. This increase resulted primarily from the incurrence of €47.6 million of costs relating to corporate transactions, in particular in connection with the NYSE Euronext transaction. While substantial corporate transaction costs had been incurred in 2005, relating in particular to the proposed transaction with the London Stock Exchange, the 2006 costs were considerably higher. These additional costs more than offset the reductions resulting from the transfer of LIFFE Market Solutions to AEMS and the sale of CIK (€5.4 million and €1.5 million, respectively).

Accommodation

Accommodation costs decreased by 11.5% from €50.1 million to €44.4 million in 2006. This decrease resulted primarily from the transfer of LIFFE Market Solutions to AEMS and the sale of CIK (accounting for differences of €1.7 million and €0.6 million, respectively), a €1.4 million decrease in maintenance expenses and a €1.7 million decrease resulting from lease renegotiation and rationalisation.

Marketing

Marketing costs increased 30.2% to €20.3 million in 2006, due to brand promotion advertising campaigns and advertising in support of specific initiatives in cash and derivatives activities.

Other expenses

Other costs decreased 3% to €24.3 million in 2006. This principal reason for the decrease was a €2.9 million reduction in VAT resulting from the transfer of LIFFE Market Solutions to AEMS, as well as a €1.2 million reduction in professional fees, which offset the additional costs induced by the inclusion of MTS and Companynews.

Segment Operating Profit

The following table provides information concerning segment operating profit on a euro basis and as a percentage of segment revenues for the periods indicated.

	Year ended December 31,
	2006		2005
	In thousands of euros	% of segment revenue	In thousands of euros	% of segment revenue
Cash Trading	€171,260	57.5%	€92,790	40.8%
Listing	30,384	54.5%	41,543	65.7%
Derivatives Trading	189,397	46.1%	130,621	35.5%
MTS Fixed Income	7,738	25.6%	(113)	—
Information Services	43,423	53.0%	32,294	47.8%
Settlement and Custody	9,740	66.0%	18,605	45.3%
Sale of Software	31,075	16.8%	27,220	15.2%
Holding & Unallocated(1)	(74,009)	—	(24,482)	—

Profit from operations	€409,008	37.1%	€318,478	33.1%

(1)	Holding & Unallocated includes central office charges at the group level as well as corporate transaction costs. Revenues for this segment consist of “Other income”, as described above.

Euronext’s operating profit increased as a percentage of revenues from 33.1% in 2005 to 37.1% in 2006 in spite of the substantial one-off expenses incurred in relation to corporate transactions as noted above. The substantial increases in the operating profit margins of the cash trading and derivatives trading segments resulted both from buoyant trading conditions and strict cost control, with both segments recording lower expenses. Information services continued its growth while listing declined due to the 2005 base effect (two exceptionally large transactions). Finally, Sale of software margin started to recover this year.

Other Items affecting Net Profit

The following table summarizes the income statement line items below the line Profit from Operations for 2006 and 2005.

	Year ended December 31,
	2006	2005	% Change 2006/2005
	(in thousands of euros)
		(Restated)
Profit from operations	€409,008	€318,478	28.4%
Net financing income	11,513	11,306	1.8%
Gain (loss) on sale of associates and activities	15,394	9,054	70.0%
Income from associates	53,739	18,456	191.1%

Subtotal	80,646	38,816	107.8%

Profit before tax	489,654	357,294	37.0%
Income tax	(116,019)	(103,931)	11.6%

Profit after tax	373,635	253,363	47.5%

Minority interests	(11,856)	(13,409)	(11.6)%

Net profit attributable to the shareholders of parent company	€361,779	€239,954	+50.8%

Net financing income

Net financing income increased slightly (by 1.8%) to €11.5 million in 2006. The substantial capital repayment paid to shareholders induced a drop of interest margin, which was largely offset by an increase in dividends received from financial investments.

Gain (loss) on sale of associates and activities

In 2006, Euronext recorded a gain of €15.4 million, relating primarily to the sale of CIK to Euroclear. The 2005 amount consisted of gains of €5.0 million and €4.1 million, respectively, on the transfer of LIFFE Market Solutions and Bourse Connect to AEMS in July 2005.

Income from associates

Income from associates nearly tripled to €53.7 million in 2006. This increase resulted primarily from improved performance by LCH.Clearnet, which contributed €36.9 million of income in 2006. This contribution was made notwithstanding the recognition by LCH.Clearnet in the first half of 2006 of a €47.8 million charge to write off certain IT-related assets (relating to its Generic Clearing System initiative), following a €20.1 million write-off of assets related to such initiative in the first half of 2005. The contribution of AEMS amounted to €15.4 million, as compared with a total contribution from both Atos Euronext (in the first half of 2005), and AEMS (in the second half of 2005) of €4.9 million, reflecting the larger size of AEMS.

Income tax expense

Income tax expense increased from €103.4 million in 2005 to €116.0 million in 2006, primarily as a result of increased profit. Partially offsetting the effect of increased profitability was a €11 million adjustment, in light of the change in French tax law adopted in 2004, of Euronext’s deferred tax assets relating to the sale of Clearnet to LCH.Clearnet to reflect a reduced capital gain tax rate applicable in 2007 when the related positions can be liquidated.

Minority interests

Minority interests decreased by 11.6% primarily due to decreased net profits at GL TRADE and despite the presence of additional minority interest following the acquisition of MTS.

Net profit attributable to shareholders of the parent company

For the reasons discussed above, net profit rose by 50.8% to €361.8 million in 2006.

Results of Operations for the Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004

Revenues

Euronext’s total revenues increased by 8.5% from €886.8 million in 2004 to €961.9 million in 2005. The following table summarizes the composition of Euronext’s revenues for 2004 and 2005.

	Year ended December 31,		% Change 2005/2004
	2005	2004
	(in thousands of euros)
Cash trading
Trade execution fees, order fees and connection fees	€174,624	€156,437	11.6%
Clearing fee retrocession for cash trading	41,119	33,300	23.5%
Subtotal	215,743	189,737	13.7%
Listing fees	63,130	43,270	45.9%
Derivatives trading
Order fees	326,125	317,549	2.7%
Clearing fee retrocession for continental derivatives trading	5,798	7,369	(21.3)%
Subtotal	331,923	324,918	2.2%
MTS fixed income	1,437	—	—
Settlement and custody	39,280	33,122	18.6%
Information services	93,592	87,297	7.2%
Sale of software	195,212	185,965	5.0%
Other income	21,550	22,528	(4.3)%

Total revenues	€961,867	€886,837	8.5%

Cash trading

Revenue from cash trading increased by 13.7% to €215.7 million in 2005, due primarily to a strong recovery in market activity in the second half of 2005 that drove an 11.6% increase in trade execution fees, order fees and connection fees and a 23.5% increase in the related clearing fee retrocession for trades on the cash markets cleared by LCH.Clearnet.

A record 155.5 million share transactions were executed on Euronext’s cash markets in 2005, up 15.7% over 2004. The total number of trades in all cash products amounted to 162 million during 2005 (an increase of 15.0% over 2004), corresponding to a daily average of 632,000 trades (an increase of 15.8% over 2004).

The recovery in market activity was driven primarily by a recovery in the confidence in the profitability of listed companies, as illustrated by rising indices, and a solid market for primary offerings, including some major initial public offerings. NextTrack, Euronext’s tracker market segment, recorded a 28.5% increase in the number of transactions and a 38.0% increase in value traded during 2005, due in part to the creation of 40 new products in 2005, which brought the total number of trackers to 95 at year end, as well as to the creation of partnerships with e-brokers. The number of transactions (excluding cross-trades) on NextWarrants, Euronext’s segment for certificates and warrants, grew by 46% compared to 2004.

Higher trading volumes were also encouraged by a new fee structure introduced in February 2005 that includes volume discounts designed to promote higher activity. Trade execution fees alone amounted to €163.1 million in 2005, an increase of 11.7% over 2004. The increase in trading volumes described above helped to offset a reduction in the average fee charged per trade (excluding liquidity provider trades), from €1.07 in 2004 to €1.03 in 2005.

The clearing fee retrocession paid by LCH.Clearnet in 2005 increased by 23.5% to €41.1 million, compared to €33.3 million in 2004. The increase was driven by an increase in transaction values, as well as by an increase in trading volume.

Listing fees

Revenue from listing fees increased 45.9% to €63.1 million in 2005. This increase resulted primarily from a significant increase in admission fees, which more than doubled to €47.5 million in 2005. The increase in admission fees was driven by higher initial public offerings activity. 78 initial public offerings were completed during 2005, compared to 52 during 2004, raising €17.2 billion and adding €105 billion in additional market capitalization. Two of these initial public offerings—those of EDF S.A. and GDF S.A.—were among the largest in Europe in recent years. Of the 78 initial public offerings in 2005, 20 were listed on Alternext, a new exchange-regulated market targeted at SMEs launched in May 2005. The increase in admission fees was also favorably affected by strong listing activity for warrants, with approximately 11,000 new warrants and certificates listed in 2005, up 4% compared to 2004.

The increase in admission fees was partially offset by a decline in annual fees, which fell by 5% to €13.6 million in 2005, reflecting delistings during the year, principally by companies with listings in multiple markets. At the end of 2005, 1,259 companies were listed on Euronext, compared to 1,333 companies at the end of 2004. 966 of the companies listed at the end of 2005 were companies based in one of Euronext’s home markets.

Derivatives trading

Revenue from derivatives trading increased 2.2% to €331.9 million in 2005, driven primarily by higher trading revenues from short-term interest rate products and commodity derivatives, which more than offset a decrease in trading revenues from equity derivatives.

In 2005, changes were made to the notional sizes of various contracts in response to customer demand. To enable year-on-year comparisons of changes in volume, 2004 volume figures below have been treated as if they were new-style contracts by dividing their volumes by ten. Overall volumes (excluding call option dividend trading activity) were 7.0% higher in 2005, increasing from 566.1 million contracts in 2004 to 605.9 million in 2005. Volumes were higher in all major product categories: interest rate products increased by 10.8%, equity products by 2.1% and commodity products by 6.0%. Open interest stood at 78 million contracts, up 13% over 2004 (at 69 million contracts after rebasing of the underlying contract sizes in Paris, or 88.4 million without rebasing). Higher levels of open interest—which consists of the total number of futures contracts or option contracts that have not yet been exercised, expired or fulfilled by delivery—can be the source of revenue growth due to the likely management of these positions.

Trading revenues from interest rate products amounted to €193.4 million in 2005, a 10% increase over 2004. Trading volumes in interest rate products ended the year 10.8% higher than in 2004, with more than 347 million contracts traded, driven primarily by an increase in trading in the second half of the year due to higher volatility resulting from expected changes in the European Central Bank’s interest rate policy following a long period of stability.

Equity derivatives trading revenues declined by 7.5% in 2005 to €102.4 million. Equity derivatives trading volume was 2.1% higher for the year, driven primarily by activity in the second half of the year due to higher volatility in the financial markets. The modest increase in overall volume for the year was more than offset by lower average fees, primarily reflecting the impact of fee decreases for single equity options introduced in November 2004.

Commodity product revenues increased by 4.0% to €11.1 million in 2005, driven by a 6.0% increase in volume, increased rebates in London and a change in the business mix in Amsterdam.

The clearing fee retrocession paid by LCH.Clearnet for continental derivatives trading in 2005 decreased by 21.3% to €5.8 million, primarily as a result of lower trading volumes in the Paris derivatives market and the change in the underlying contract sizes in the French market (which had the mechanical effect of reducing the number of contracts traded).

MTS Fixed Income

Euronext proportionately consolidated 51.0% of MTS (via MBE Holding) for one month in 2005, following its acquisition in late November, recording proportionately consolidated revenues of €1.4 million.

Settlement and custody

Revenues from settlement and custody services amounted to €39.3 million in 2005, an increase of 18.6% over 2004, driven primarily by higher indices, a strong performance in 2005 by new products launched by Euronext Brussels in 2004 and certain one-off transactions (such as the restructuring of a Portuguese company) on Euronext Lisbon.

Information services

Revenue from information services increased 7.2% to €93.6 million in 2005, driven primarily by a 5% increase in fees charged for real-time cash market data. Revenues were also positively affected by an increase in the number of end-users in the financial services industry, the introduction of a harmonized derivatives trading data offering beginning in July 2005 and the launch of Euronext’s Index File Service and NextHistory products.

Sale of software

Revenue from the sale of software increased 5.0% to €195.2 million in 2005, of which €179.3 million, or 91.8%, was generated by GL TRADE. The remaining €15.9 million of software revenues for 2005 were generated by licenses of the LIFFE CONNECT® product by LIFFE Market Solutions prior to the contribution of LIFFE Market Solutions to AEMS in July 2005.

GL TRADE generated revenues of €179.3 million in 2005, an increase of €29.3 million, or 18.8%, over 2004, primarily reflecting the positive impact of the November 2004 acquisition of Ubitrade S.A. and Davidge Inc. The increase in revenues resulted primarily from sales of risk management and back-office product lines originally developed by Ubitrade, which generated €32.3 million of revenues in 2005. Of the Ubitrade product revenues, €13.0 million were attributable to the UBIX post-trade derivatives product line, €4.4 million were attributable to the TRADIX risk management product line and €14.9 million (including non-recurring license fees and a significant proportion of outsourced consulting services) were attributable to the FERMAT product line, a credit risk management tool that meets the requirements of the new Basel II regulatory regime for banking institutions.

The positive impact of the Ubitrade acquisition more than offset a decline in GL TRADE’s revenues from its traditional front-office business lines, which continued to be negatively affected by consolidation in the financial services sector, particularly in France and Italy, as this reduces GL TRADE’s accessible client base. Front-office revenues were also negatively affected by the decisions of several international financial institutions to shut down or reduce their trading operations in the UK and Italy. Overall, front-office revenues declined by 1% to €133.4 million in 2005, a figure that also reflected in part the positive impact of new front-office revenues generated by the Davidge acquisition.

Although GL TRADE faced difficulties in its traditional European markets, sales of front-office products in the Asia-Pacific region recorded organic revenue growth of more than 19% in 2005. GL TRADE’s expansion into Eastern Europe showed promising signs as well during 2005, recording revenues of nearly €1.5 million in Russia, where it opened an office at the end of 2005. In the United States, revenues increased by 52.0% compared to 2004, reflecting the integration of Ubitrade S.A., Davidge Inc. and OASIS.

Other income

Other income decreased 4.3% to €21.6 million in 2005, primarily reflecting a decrease in rental revenues following the termination of a sublease to LCH.Clearnet S.A. in Paris, and a €2.9 million decrease in transitional services fees collected from LCH.Clearnet due to its increased self-sufficiency. These items were partially offset by €5.9 million in charges to AEMS during the six months beginning July 1, 2005.

Costs and expenses

Euronext’s total costs and expenses decreased 6.3% to €643.4 million in 2005, primarily due to the fact that goodwill was no longer amortized as of January 1, 2005. The following table summarizes costs and expenses for 2004 and 2005.

	Year ended December 31,		% Change 2005/2004
	2005	2004
	(in thousands of euros)
Salaries and employee benefits	€264,360	€271,996	(2.8)%
Depreciation	49,687	67,386	(26.3)%
Goodwill amortization	—	39,875	—
IT expenses	139,772	129,336	8.1%
Office, telecom and consultancy	98,785	84,392	17.1%
Accommodation	50,111	50,990	(1.7)%
Marketing	15,586	15,250	2.2%
Other expenses	25,088	27,434	(8.6)%

Total costs and expenses	€643,389	€686,659	(6.3)%

Salaries and employee benefits

Salaries and employee benefits decreased 2.8% from €272.0 million in 2004 to €264.4 million in 2005, primarily as a result of a reduction in headcount at Euronext’s operations other than MTS and GL TRADE. Euronext had 268 fewer full-time employees in its operations other than MTS and GL TRADE at the end of 2005 than at the end of 2004, a reduction of 18.6% that resulted primarily from the transfer of 207 employees from LIFFE Market Solutions to AEMS in July 2005.

These headcount reductions more than offset the impact of a 17.1% (€12.5 million) increase in GL TRADE staff costs, primarily reflecting the impact of a full year of staff costs from Ubitrade and Davidge compared to only one and two months, respectively, in 2004, and an increase of €2.1 million in stock option expense at Euronext and GL TRADE compared to 2004.

In late November 2005, Euronext acquired an indirect interest in MTS, which had 98 full-time employees at the end of 2005.

Depreciation

Depreciation expense decreased by €17.7 million, or 26.3%, to €49.7 million in 2005, primarily as a result of the transfer of LIFFE Market Solutions’ IT-related tangible and intangible assets to AEMS as of July 1, 2005, which resulted in savings of €18.0 million. The decrease also reflects the recording in 2004 of a €9.0 million write-off at Euronext.liffe following the migration of LIFFE CONNECT®. These decreases were partially offset by the migration of the Euronext Amsterdam derivatives market from SWITCH to LIFFE CONNECT® at the end of 2004 and various other capital expenditures that led to new depreciation charges in 2005. In addition, Euronext recorded €3.4 million in amortization of certain intangible assets in GL TRADE in 2005.

Goodwill amortization

Euronext adopted IFRS 3 for all business combinations agreed on or after March 31, 2004. Starting January 1, 2005, Euronext no longer amortizes goodwill relating to acquisitions made before March 31, 2004 as part of a business combination in line with IFRS 3. From January 1, 2005, goodwill is assessed periodically for impairment. Accordingly, there was no goodwill amortization expense in 2005. In 2004, goodwill amortization totaled €39.9 million and related primarily to Euronext’s acquisition of LIFFE (€24.9 million), the merger that led to Euronext’s creation in September 2000 (€9.1 million), and goodwill relating to Euronext’s acquisition of BVLP (€4.0 million).

Information technology expenses

IT expenses increased by €10.4 million, or 8.1%, to €139.8 million in 2005. This increase resulted primarily from the transfer of LIFFE Market Solutions’ activities to AEMS, which accounted for €27.9 million in additional IT costs, and a €3.1 million increase in IT costs at GL TRADE during 2005 as a result of external growth. These increased expenses were partially offset by an aggregate €22.0 million decrease in other IT costs, resulting primarily from the completion of the derivatives market IT migration in Amsterdam in November 2004, which caused IT operating costs in continental Europe to fall by €16.4 million to €64.3 million in 2005, and a lower number of working days billed to Euronext for software development.

Office, telecom and consultancy

Office, telecom and consultancy expense increased 17.1% from €84.4 million in 2004 to €98.8 million in 2005, due to expenses relating to the envisaged acquisition of the London Stock Exchange (€16.6 million) and external growth at GL TRADE (€8.7 million). This increase was partially offset by a €6.0 million reduction in consultancy costs relating to the transfer of LIFFE Market Solutions to AEMS.

Accommodation

Accommodation costs decreased 1.7% to €50.1 million in 2005, primarily reflecting the full year impact of the termination of certain leases (one in Paris and six in London) as well as a number of new subletting contracts that helped to decrease costs. This decrease was partially offset by a 14.0% increase in accommodation costs at GL TRADE, stemming from its external growth.

Marketing

Marketing costs increased 2.2% from €15.3 million in 2004 to €15.6 million in 2005, due primarily to higher advertising and related costs in connection with the geographic expansion of Euronext’s derivatives trading markets.

Other expenses

Other expenses decreased 8.6% to €25.1 million in 2005, primarily reflecting lower expenses for non-recoverable VAT and lower regulatory fees, partially offset by an increase in administrative costs and commissions.

Segment Operating Profit

The following table provides information concerning segment operating profit in thousands of euros and as a percentage of segment revenues for the periods indicated.

	Year ended December 31,
	2005		2004
	In thousands of euros	% of segment revenue	In thousands of euros	% of segment revenue
Cash Trading	€92,790	40.8%	€66,296	33.0%
Listing	41,543	65.7%	23,721	54.8%
Derivatives Trading	130,621	35.5%	99,048	26.1%
MTS Fixed Income	(113)	—	—	—
Information Services	32,294	47.8%	27,819	44.0%
Settlement and Custody	18,605	45.3%	14,075	42.0%
Sale of Software	27,220	15.2%	26,681	17.7%
Holding & Unallocated(1)	(24,482)	—	(17,587)	—

Subtotal	318,478		240,053
Goodwill amortization	—		(39,875)

Profit from Operations	€318,478	33.1%	€200,178	22.6%

(1)	Holding & Unallocated includes central office charges at the group level as well as corporate transaction costs. Revenues for this segment consist of “Other income”, as described above.

Euronext’s operating profit increased as a percentage of revenues from 22.6% in 2004 to 33.1% in 2005. Revenues grew faster than costs and expenses in all segments other than the sale of software, where the decline in margins reflected in part, the impact of integrating Ubitrade and Davidge for the full year in 2005. In addition, as noted above, goodwill is no longer amortized beginning January 1, 2005.

Other Items affecting Net Profit

The following table summarizes the income statement line items below the line Profit from Operations for 2005 and 2004.

	Year ended December 31,		% Change 2005/2004
	2005	2004
	(in thousands of euros)
	(Restated)	(Restated)
Profit from operations	€318,478	€200,178	59.1%
Net financing income	11,306	7,680	47.2%
Gain on sale of associates and activities	9,054	4,386	106.4%
Income from associates	18,456	3,327	454.7%

Subtotal	38,816	15,393	152.2%

Profit before tax	357,294	215,571	65.7%
Income tax	(103,931)	(54,814)	89.6%

Profit after tax	253,363	160,757	57.6%
Minority interests	(13,409)	(11,019)	21.7%

Net profit attributable to shareholders of the parent company	€239,954	€149,738	60.2%

Net financing income

Net financing income increased 47.2% from €7.7 million in 2004 to €11.3 million in 2005, primarily as a result of a net foreign exchange gain of €1.0 million in 2005 compared to a €4.4 million loss in 2004.

Gain on sale of associates and activities

Euronext recorded gains of €5.0 million and €4.1 million on the transfer of LIFFE Market Solutions and Bourse Connect, respectively, to AEMS in July 2005. In 2004, Euronext recorded a gain of €4.4 million on the sale of Cote Bleue S.A.

Income from associates

Income from associates increased from €3.3 million in 2004 to €18.5 million in 2005, which primarily reflected the absence during 2005 of goodwill amortization relating to the acquisition of LCH.Clearnet, since goodwill is no longer amortized under IFRS. In 2004, goodwill amortization relating to the acquisition of LCH.Clearnet amounted to €12.3 million. The increase in income from associates during 2005 was also partially due to an increased contribution from AEMS. AEMS contributed €5.0 million in 2005, compared to the €1.9 million contribution from AtosEuronext in 2004, largely reflecting the larger size of AEMS. This increase was partially offset by a lower contribution from Bourse Connect during 2005 of €0.9 million (compared to €1.5 million in 2004), which was contributed to AEMS in July 2005.

Income tax expense

Income tax expense increased from €54.8 million in 2004 to €104.0 million in 2005, primarily as a result of increased profit for Euronext. In addition, during 2004 the French government enacted legislation through which the capital gains tax will be reduced in the years up to 2007. As a result, Euronext’s deferred tax positions were adjusted in 2004 to reflect the expected tax rates when the related positions could be liquidated. This resulted in a €27.3 million reduction in income tax expense for 2004.

Minority interests

Minority interests increased by 21.7% primarily due to increased net profits of GL TRADE.

Net profit attributable to shareholders of the parent company

For the reasons discussed above, net profit after goodwill amortization, tax and minority interests, increased 60.2% from €149.7 million in 2004 to €239.9 million in 2005.

Liquidity and Capital Resources

Euronext’s primary uses of funds are for capital expenditures, working capital, dividend payments, share repurchases under its share repurchase program and repayment or refinancing of debt. Euronext has historically met these requirements through a combination of cash generated by operating activities and short and long term debt. Euronext believes these sources of funds will continue to be adequate to meet its currently anticipated funds requirements.

In addition, in order to expand its business, Euronext may make other strategic acquisitions or enter into business combinations, joint ventures or other strategic partnership arrangements with other companies (including other securities exchanges). Any such transaction (particularly an acquisition or similar business combination) may involve the payment of consideration in the form of cash, shares or other securities, or a combination of both. Euronext has had, and expects to continue to have, discussions with numerous third parties regarding potential strategic alliances. As of the date hereof, Euronext has not entered into any definitive agreement for an acquisition or other business combination, other than as described herein.

Sources of Funds

Euronext’s principal sources of liquidity are cash and cash equivalents on hand, short-term financial investments and cash flow from operating activities. At December 31, 2006, Euronext had cash and cash equivalents of €416.3 million and short-term financial investments of €168.2 million; these amounts were respectively €429.5 million and €265.1 million at December 31, 2005. As at December 31, 2006, the Group’s net assets classified as held for sale amounted to €456.6 million (€506.3 million in assets and €49.7 million in liabilities), relating almost entirely to ordinary shares and redeemable, convertible preference shares in LCH.Clearnet that are expected to be repurchased or redeemed by LCH.Clearnet under an agreement with the company. At December 31, 2005, the Group’s net asset classified as held for amounted to €10.6 million. Euronext generated positive cash flows from operating activities of €315.5 million in 2006 compared to €259.5 million in 2005.

Euronext believes that it is well positioned to access the bank lending and capital markets in the event it would require additional financing. Standard & Poor’s and Moody’s have assigned ratings of “AA” and “Aa3”, respectively, to Euronext. In 2004, Euronext issued £250 million 5.125% fixed-rate bonds that mature on June 16, 2009. This issuance refinanced the syndicated bank loan that Euronext had contracted in 2001 to finance its acquisition of LIFFE. In 2006, Euronext obtained a 5-year multi-currency €300 million revolving credit facility for general corporate purposes, of which €86.4 million was drawn down at December 31, 2006. In addition, GL TRADE has contracted bank facilities for an outstanding amount of €16 million at December 31, 2006 (€9 million maturing in June 2009 and €7 million maturing in August 2011).

Uses of Funds

Capital Expenditures

Euronext’s capital expenditures (which primarily related to software and equipment) decreased from €41.3 million in 2005 (which included several large projects) to €35.6 million in 2006. Investments either in progress or with respect to which Euronext has made firm commitments to incur in 2007 amount to approximately €16 million.

Acquisitions

In 2006, Euronext acquired additional shares of MTS for €12.6 million in cash, CompanyNews Group S.A. for €5.5 million in cash, and Hugin for €18.9 million in cash. In addition, GL TRADE acquired NYFIX overseas for €7.1 million in cash and Emos Systems for €4.8 million in cash. All acquisitions were funded using operating cash flows.

Dividends and Share Repurchase Programs

Euronext’s has paid dividends in each year since its formation in 2000. In 2006, Euronext paid dividends of €111.4 million and implemented a share capital repayment of €333.8 million.

Working Capital

Euronext’s working capital requirements decreased by €16.7 million in 2006. At the end of 2006, Euronext had a working capital surplus of €100.3 million, equal to 1.1 months of revenues compared to 1.7 months in 2005.

Debt and Minority Put Options

Euronext’s financing policy is aimed at financing the growth of its business and ensuring that it is financially flexible while maintaining a strong balance sheet. The indebtedness mainly consists of (i) the June 2009 £250.0 million Bonds issued in 2004 to refinance the acquisition of LIFFE, (ii) a €300 million revolving bank loan of which €86.4 million was drawn at the end of 2006, and (iii) outstanding €16 million bank loans contracted by GL TRADE. None of these loans contain any financial covenants or other provisions that could lead to early redemption, other than customary events of default and change of control provisions. The €300 million revolving credit facility permits a change of control of Euronext in certain circumstances. The credit agreement also contemplates that following such a change of control, Euronext may undertake certain steps by way of reorganization which will result in an affiliate of Euronext acceding to the credit agreement in place of Euronext. Such accession is subject to the prior consent of the majority lenders, such consent not to be unreasonably withheld or delayed if specified conditions are satisfied. A permitted change of control or reorganization will only trigger a mandatory prepayment if, after the change of control or reorganization, the long-term credit ratings assigned to Euronext by Standard & Poor’s and Moody’s are, respectively, below A- and below A3 or neither Standard & Poor’s nor Moody’s assigns a long-term credit rating to Euronext. In addition, Euronext has granted Borsa Italiana a put option on its 49.0% stake in MBE Holding. The option is exercisable at any time until 2010. As Euronext and Borsa Italiana jointly control MBE Holding, the put option is treated as a derivative financial instrument. The fair value of this option is determined as the difference between the estimated exercise price and 49.0% of the enterprise value determined on the basis of a discounted cash flow method. When the exercise price exceeds the enterprise value, a liability is recognized. At December 31, 2006, the estimated exercise price did not exceed the enterprise value, so no liability was recognized.

Euronext has also granted a put option to GL TRADE founders on up to 10.5% of GL TRADE’s share capital. The option can be exercised at any moment between February 28, 2006 and June 10, 2024. The exercise price has been set at the average market value of the previous 40 trading days, less 1 euro. The present value of the exercise price of the option (€35.2 million on December 31, 2006) is reflected as a current financial liability.

GL TRADE has granted put options to minority shareholders of the companies Glesia, which GL TRADE controls. The present value of the exercise price of the options (€5.7 million and €0.9 million respectively) is reflected on the balance sheet as a financial liability under IFRS.

Contractual Obligations

Euronext has various contractual obligations arising from its operations. These obligations are more fully described in this document under various headings under “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Euronext” as well as in the notes to Euronext’s consolidated financial statements. The following table lists the aggregate maturities of Euronext’s long-term debt and operating leases at December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 years	1 to 3 years	3 to 5 years	After 5 years
	In thousands of euros
Long-Term Debt Obligations (before interest)	€475,097	€97,782	€377,315		—
Operating Lease Obligations	22,804	11,485	1,472	227	9,620

Total	€497,901	€109,267	€378,787	€227	€9,620

Off Balance Sheet Arrangements

In July 2005, GL TRADE acquired OASIS for $4 million. The acquisition price may be increased by up to $3 million until June 30, 2007, depending on the income growth recorded by this company.

In August 2006, GL TRADE acquired Nyfix overseas for $9 million. The acquisition price may be increased by up to $6 million, depending on the company’s revenues during the period from the acquisition to December 31, 2007.

In June 2006, Euronext, together with Atos Origin, granted an ordinary course unlimited parent guarantee to Atos Euronext Market Solutions in respect of payments related to a building lease in the UK. Euronext estimates its total exposure under this guarantee at £11.5 million.

Critical Accounting Policies

In preparing its financial statements, Euronext makes estimates concerning a variety of matters. Some of these matters are highly uncertain, and Euronext’s estimates involve judgments it makes based on the information available to it. The following discussion highlights Euronext’s critical accounting policies and estimates. Euronext considers an accounting policy or estimate to be critical if it involves significant judgments and estimates on the part of Euronext’s management and changes to those judgments or estimates could have a material impact on Euronext’s financial presentation. The discussion below addresses only those estimates that Euronext considers most important based on the degree of uncertainty and the likelihood of a material impact if a different estimate were used. There are other areas in which Euronext uses estimates about uncertain matters, but for which the reasonably likely effect of changed or different estimates is not material to Euronext’s financial presentation. For a summary of all of Euronext’s significant accounting policies, see Note 1 to Euronext’s consolidated financial statements.

Pension plan assumptions

Euronext recognizes its net obligation in respect of its defined benefit pension plans on the basis of an actuarial estimate of the future benefit that employees have earned as of the balance sheet date, net of the valuation of assets to meet these obligations. Euronext prepares this estimate on an annual basis taking into account different actuarial assumptions. Two critical assumptions used are the discount rate (equal to the yield at the balance sheet date on high quality fixed income instruments) on future benefits and the expected return on plan assets. Euronext evaluates these critical assumptions at least annually on a plan-specific and country-specific basis. Other assumptions relate to demographic factors, such as retirement age, life expectancy and staff turnover, which are periodically evaluated and updated to reflect Euronext’s past experience and future expectations. Depending on the assumptions and estimates used, Euronext’s pension benefit expense could vary within a range of outcomes and have a material effect on reported earnings.

Impairment testing

Rather than being amortized, goodwill is tested for impairment at least annually under IFRS, or more frequently when there is an indication of an impairment loss. Goodwill is tested at the level of cash-generating units, which correspond to Euronext businesses that generate independent cash flows. The impairment test is based on the relationship between the carrying amount of an asset and its recoverable amount, which is the higher of its sale price or value in use. Value in use is in turn based on the discounted future cash flows method. The determination of the underlying assumptions related to the recoverability of intangible assets is subjective, and therefore requires the exercise of considerable judgment by Euronext. Although Euronext performs sensitivity analyses on its main assumptions in order to strengthen the reliability of its impairment tests, changes in key assumptions about Euronext’s business and prospects, or changes in market conditions, could result in future impairment charges.

Valuation of Available for Sale securities

Investments in Available for Sale securities are carried at fair value. The determination of such fair values is performed either by reference to quoted market prices when these are available or by using a valuation technique. Valuation techniques may encompass elements of discounted cash flow analysis, and therefore require the exercise of judgment by Euronext. Although Euronext performs sensitivity analyses on its main assumptions in order to strengthen the reliability of its calculations, changes in key assumptions could result in different fair values.

Share-based compensation

In accordance with IFRS 2, the grant of stock options to employees for services rendered represents a supplementary benefit provided by Euronext. Under IFRS 2, Euronext estimates the fair value of these stock options at the grant date and records the value within shareholders’ equity. Fair value is determined using a Black and Scholes option pricing model that takes into account the specific features of the stock option plan (net price, period of exercise, etc.), market data at the grant date (such as price, volatility, etc.) and behavioral assumptions relating to option holders. Different assumptions could result in material changes to the expense amounts recorded for these options.

Contingent liabilities

Euronext is involved in legal and arbitration proceedings in the ordinary course of its business. Euronext accrues a liability in its financial statements when an adverse outcome is probable and the amount of the loss can be reasonably estimated. Due to the uncertainty inherent in such matters, it is often difficult to predict the final outcome. The cases and claims against Euronext often raise difficult and complex issues. In determining whether a loss should be accrued Euronext evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Assessing these matters inherently involves the exercise of significant management judgment. Changes in these factors or outcomes that are different from those Euronext expects to occur could materially impact Euronext’s financial position or its results of operations.

Summary of Differences between IFRS and U.S. GAAP

Euronext prepares its consolidated financial statements in accordance with IFRS, which differ in certain significant respects from U.S. GAAP. The principal differences between IFRS and U.S. GAAP as they relate to Euronext are discussed in Note 3.12 to Euronext’s consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004.

These notes include a reconciliation of net income and shareholders’ equity under IFRS to net income and shareholders’ equity under U.S. GAAP. The most significant items in reconciling Euronext’s net income and shareholders’ equity under IFRS and U.S. GAAP related to impairment and amortization of goodwill and intangible assets, recognition of admission fees and sale of software revenues, accounting for derivatives and hedging instruments, deferred tax relate to business combinations and employee benefits and stock-based compensation. Further information on such differences and adjustments is set forth in the notes to Euronext’s consolidated financial statements mentioned above.

Net income under U.S. GAAP amounted to €329.0 million for the year ended December 31, 2006, up from €221.1 million in 2005. This corresponds to a 49% increase in net income under U.S. GAAP, compared to the 47% increase in net income under IFRS. The increase in US GAAP adjustments between 2005 and 2006 is mainly due to the adoption since January 1, 2006 of SFAS 123 R “Share-Based Payment” using the prospective method. This led to the reclassification of Euronext stock option awards granted in 2004, which were previously classified as an equity instrument under APB 25, as a liability due to conditions in the awards that are not included in the service, performance or market conditions as described in FAS 123(R). This is the source of the increase in adjustments relating to share based payments from €(5,704) million in 2005 to €(25,507) in 2006.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NYSE GROUP

Market risk represents the risks of changes in the fair value of financial instruments, derivative or non-derivative, caused by fluctuations in interest rates and equity prices. Our primary market risk is associated with fluctuations in interest rates and the effects that such fluctuations may have on our investment portfolio. As of December 31, 2006, investments consist of fixed income instruments with an average duration of 0.9 years and mutual funds. The portfolio investment objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. These investment securities are subject to interest rate risk and their fair values may fluctuate with changes in interest rates. Management does not believe that a 100 basis point fluctuation in market interest rates would have a material effect on income or cash flows from, or the carrying value of, the investment portfolios as of December 31, 2006.

NYSE Group does not believe that it has material exposure to interest rate or foreign currency risks as of December 31, 2006. As part of the credit facility arrangement with the contemplated merger with Euronext, the commercial paper will be issued in the most cost effective currency. The commercial paper will be monitored for interest and foreign currency risks. Furthermore, NYSE Group has not entered into any derivative contracts to mitigate market, interest rate or foreign currency risks as of December 31, 2006.

Euronext

General

As a result of its operating and financing activities, Euronext is exposed to market risks such as changes in interest rates and currency exchange rates, as well as equity market risks. Euronext has implemented policies and procedures to measure, manage, monitor and report risk exposures within the group, which are regularly reviewed by the appropriate management and supervisory bodies (Risk Committee, Managing Board or Audit Committee, as appropriate).

Euronext’s treasury and financing department is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the group’s central treasury and financing department as necessary in accordance with local law.

Euronext uses derivative instruments solely to hedge financial risks related to its financial positions or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative or trading purposes. Euronext’s principal derivative instrument at December 31, 2006 was a fixed-to-floating rate swap entered into to hedge its fixed rate bonds issued in 2004.

The following table summarizes the composition of Euronext’s financial assets and liabilities at December 31, 2006.

Currency	Positions in euros		Positions in pound sterling
Type of rate and maturity	Floating rate (or fixed rate with maturity < 1 year)	Fixed rate (with maturity > 1 year)	Floating rate (or fixed rate with maturity < 1 year)		Fixed rate (with maturity > 1 year)
	In thousands of euros
Financial assets	348,004	—	217,868		—
Financial liabilities	130,406	—	27,987		367,192
Net position before hedging	217,598	—	189,881		(367,192)
Hedging impact	—	—	(367,192	)(*)	367,192	(*)
Net position after hedging	217,598	—	(177,311)		—

(*)	Fixed rate to floating rate swap hedging the fixed rate bond.

The following table summarizes the composition of Euronext’s financial assets and liabilities at December 31, 2005.

Currency	Positions in euros		Positions in pound sterling
Type of rate and maturity	Floating rate (or fixed rate with maturity < 1 year)	Fixed rate (with maturity > 1 year)	Floating rate (or fixed rate with maturity < 1 year)		Fixed rate (with maturity > 1 year)
	In thousands of euros
Financial assets	391,586	—	282,548		—
Financial liabilities	12,273	—	5,652		368,157
Net position before hedging	379,313	—	276,896		(368,157)
Hedging impact	—	—	(368,157	)(*)	368,157	(*)
Net position after hedging	379,313	—	(91,261)		—

(*)	Fixed rate to floating rate swap hedging a fixed rate bond.

Interest Rate Risk

Substantially all of Euronext’s financial assets and liabilities are based on floating rates or on fixed rates that have been swapped to floating rates via fixed to floating rate swaps. As part of its hedging activities, Euronext enters into over-the-counter interest rate derivative instruments, such as swaps, with counterparties that meet minimum creditworthiness and rating standards. As reflected in the table above, Euronext has entered into a fixed-to-floating rate swap to hedge a £250 million fixed rate bond issuance denominated in sterling.

Because Euronext is a net lender at floating rate in euros, when interest rates on euro-denominated instruments decrease, Euronext’s financing income is negatively impacted. Assuming constant levels of euro-denominated net financial assets at floating rate or at fixed rate with a maturity of less than one year, Euronext’s annual financing income would decrease by €2.2 million for each 1% decrease in euro interest rates based on positions at December 31, 2006 (€3.8 million for each 1% decrease in euro interest rates based on positions at December 31, 2005).

Similarly, because Euronext is a net borrower at floating rate in sterling, when interest rates on sterling-denominated instruments increase, Euronext’s financing expenses increase. Assuming constant levels of sterling- denominated net financial liabilities at floating rate or at fixed rate with a maturity of less than one year, Euronext’s annual financing expense would increase by €1.8 million for each 1% increase in sterling interest rates based on positions at December 31, 2006 (€0.9 million for each 1% increase in sterling interest rates based on positions at December 31, 2005).

Currency risk

As a result of Euronext’s acquisition of LIFFE, a significant part of Euronext’s assets, liabilities, income and expenses of Euronext is recorded in pound sterling, exposing Euronext to a currency risk. When the euro increases in value against the pound sterling, for example, revenues denominated in pound sterling generate a reduced contribution to Euronext’s consolidated revenues when translated into euros. Similarly, when the euro decreases in value against the pound sterling, the impact of expenses denominated in pounds sterling is greater when translated into euros. In 2006, 32.4% of Euronext’s revenues and 28.4% of its expenses were denominated in pounds sterling.

At December 31, 2006, the Group’s net currency position was £264 million, consisting of £565 million in assets (including £291 million goodwill) and £301 million in liabilities. The borrowings in pounds sterling, for an amount of £264 million, constitute a partial hedge of the net assets in pounds sterling. The currency exchange rate differences had a positive impact of €7.6 million on the Group’s consolidated equity in 2006. At December 31, 2006, based on the £264 million net currency position of the group, a hypothetical 10% increase in the euro/sterling exchange rate would have had a negative €35.7 million impact on shareholders’ equity.

At December 31, 2005, Euronext’s net currency position was £284 million, consisting of £579 million in assets (including £291 million of goodwill and £192 million of cash, cash equivalents and short term financial investments) and £295 million in liabilities. The borrowings in pounds sterling, for an amount of £254 million, constitute a partial hedge of the net assets in pounds sterling. Currency exchange rate differences had a positive impact of €12.5 million on the group’s consolidated equity in 2005. At December 31, 2005, based on the £284 million net currency position of the group, a hypothetical 10% increase in the euro/sterling exchange rate would have had a negative €37.7 million impact on shareholders equity.

Equity market risk

Euronext is exposed to equity market risk through its investment in shares of Atos Origin S.A., which were valued at €14.6 million as of December 31, 2006 (€18.1 million as of December 31, 2005). A decrease in the value of Atos Origin shares could lead to a financial loss for Euronext. This position is monitored and reported to senior management on a daily basis. At December 31, 2006, all else being equal, a hypothetical 10% decline in the market price of the shares of Atos Origin would have had a €1.5 million impact on the fair value of Euronext’s investment in Atos Origin (€1.8 million based on the position at December 31, 2005).

Until the end of 2005, variations in the fair value of these shares were recorded in financing income (revaluation of asset at fair value through profit and loss) under IFRS and in equity (other comprehensive income) under U.S. GAAP. Following an amendment to IAS 39 that took effect on January 1, 2006 which limits the possibility of designating a financial asset or liability as one at fair value through profit and loss upon initial recognition, Euronext’s equity investment in Atos Origin has been reclassified as an available-for-sale asset. Accordingly, variations in the fair value of these shares are now recognized in equity for both IFRS and U.S. GAAP.

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

/s/ PricewaterhouseCoopers LLP

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

Upon the completion of the transactions contemplated by the Combination Agreement, NYSE Euronext will become the parent company of NYSE Group, Inc. and Euronext N.V. To date, NYSE Euronext has not conducted any material activities other than those incidental to its formation and the matters contemplated by the Combination Agreement, such as (i) the formation of Jefferson Merger Sub, Inc., NYSE Euronext (International) B.V. (which are both wholly owned subsidiaries of NYSE Euronext) and NYSE Euronext (Holding) N.V. (a wholly owned subsidiary of NYSE Euronext (International)), (ii) making of certain regulatory filings, (iii) entering into a €2.5 billion revolving credit bridge facility on January 5, 2007, which was subsequently amended on March 22, 2007 in order to enable NYSE Euronext (Holding) to fund the cash portion of the consideration payable by NYSE Euronext (Holding) to acquire Euronext shares in connection with the exchange offer, and (iv) the filing on January 9, 2007 of the exchange offer documents with the Autorité des Marchés Financiers and Commission Bancaire, Financière et des Assurances de Belgique .

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

NYSE Group, Inc.

In our opinion, the accompanying consolidated statements of financial condition and related statements of income, changes in stockholders’ equity and comprehensive income and cash flows present fairly, in all material respects, the financial position of NYSE Group, Inc. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2007

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Thousands, Except per Share Data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$277,648	$43,492
Securities purchased under agreements to resell	20,009	127,888
Investment securities, at fair value	681,467	980,591
Accounts receivable, net	334,690	184,185
Deferred income taxes	107,814	91,919
Other assets	21,440	36,142

Total current assets	1,443,068	1,464,217

Property and equipment, net	378,128	343,534
Goodwill	535,906	—
Other intangible assets, net	584,041	—
Deferred income taxes	365,632	290,145
Other assets	158,767	106,249

Total assets	$3,465,542	$2,204,145

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$399,395	$322,263
Section 31 fees payable	250,449	232,146
Deferred revenue	113,881	105,313
Deferred income taxes	68,468	25,238

Total current liabilities	832,193	684,960

Accrued employee benefits	354,447	323,373
Deferred revenue	322,222	329,197
Deferred income taxes	264,973	9,289
Other liabilities	22,688	23,037

Total liabilities	1,796,523	1,369,856
Minority interest	—	35,164
Commitments and contingencies

Stockholders’ equity:
Members equity	—	807,781
Common stock, $0.01 par value, 400,000 shares authorized; 157,972 and 0 shares issued; 156,327 and 0 shares outstanding	1,579	—
Common stock held in treasury, at cost: 1,645 shares and 0 shares	(65,569)	—
Additional paid-in capital	1,555,018	—
Retained earnings	182,943	—
Accumulated other comprehensive loss	(4,952)	(8,656)

Total stockholders’ equity	1,669,019	799,125

Total liabilities and stockholders’ equity	$3,465,542	$2,204,145

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except per Share Data)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Activity assessment	$673,177	$594,555	$359,755
Transaction	675,900	145,828	153,562
Listing	356,091	342,718	329,798
Market data	222,484	178,169	167,590
Data processing	137,088	182,966	220,241
Regulatory	184,194	132,576	115,209
Licensing, facility and other	127,016	56,361	59,309

Total revenues	2,375,950	1,633,173	1,405,464
Section 31 fees	(673,177)	(594,555)	(359,755)
Merger expenses and exit costs	(54,485)	(26,128)	—
Compensation	(558,357)	(516,718)	(529,205)
Liquidity payments	(264,927)	—	—
Routing and clearing	(74,403)	—	—
Systems and communication	(119,618)	(124,341)	(138,918)
Professional services	(110,399)	(121,977)	(123,977)
Depreciation and amortization	(135,797)	(103,430)	(95,720)
Occupancy	(84,945)	(69,798)	(67,745)
Marketing and other	(102,770)	(68,041)	(84,787)
Regulatory fine income	36,392	35,374	7,578

Operating income	233,464	43,559	12,935
Investment and other income, net	73,983	47,320	30,363
Gain on sale of equity investment	20,925	—	—

Income before income tax provision and minority interest	328,372	90,879	43,298
Income tax provision	(120,566)	(48,158)	(12,143)
Minority interest in income of consolidated subsidiary	(2,829)	(1,972)	(992)

Net income	$204,977	$40,749	$30,163

Basic earnings per share	$1.38	$0.35	$0.26
Diluted earnings per share	$1.36	$0.35	$0.26

Basic weighted average shares outstanding	149,062	115,699 (a)	115,699 (a)
Diluted weighted average shares outstanding	150,175	115,699 (a)	115,699 (a)

(a)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members. See Note 1 to the consolidated financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Thousands)

	Members’ Equity	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
		Shares	Par Value
Balance as of December 31, 2003	$736,869	—	$—	$—	$—	$—	$(8,516)	$728,353
Net income	30,163	—	—	—	—	—	—	30,163	$30,163
Other comprehensive income	—	—	—	—	—	—
Change in unrealized gain (losses) on available for securities, net of tax of $2,896	—	—	—	—	—	—	4,133	4,133	4,133
Change in minimum pension liability, net of tax of $3,856	—	—	—	—	—	—	4,819	4,819	4,819

Comprehensive income									$39,115

Balance as of December 31, 2004	767,032	—	—	—	—	—	436	767,468
Net income	40,749	—	—	—	—	—	—	40,749	$40,749
Other comprehensive income
Change in unrealized gain (losses) on available for securities, net of tax of $(1,597)							(3,168)	(3,168)	(3,168)
Change in minimum pension liability, net of tax of $(3,305)							(5,924)	(5,924)	(5,924)

Comprehensive income	—	—	—	—	—	—			$31,657

Balance as of December 31, 2005	807,781	—	—	—	—	—	(8,656)	799,125
SAB 108 adjustment	—	—	—	—	—	6,605	—	6,605
Net income for the period from January 1 to March 7, 2006	28,639	—	—	—	—	—	—	28,639	$28,639
Other comprehensive income, net of tax of $812 for the period from January 1 to March 7, 2006	—	—	—	—	—	—	1,275	1,275	1,275
Members’ distribution	(409,800)	—	—	—	—	—	—	(409,800)
Members’ dividend	(96,400)	—	—	—	—	—	—	(96,400)
Exchange of NYSE membership interest	(330,220)	109,522	1,095	—	329,125	—	—	—
Merger with Archipelago	—	47,625	476	(65,569)	1,150,206	—	—	1,085,113
Employee stock transactions	—	825	8	—	75,687	—	—	75,695
Net income for the period from March 8 to December 31, 2006	—	—	—	—	—	176,338	—	176,338	176,338
Initial adoption of FAS 158, net of tax of $(3,975)							(4,929)	(4,929)	—
Other comprehensive income,
Change in unrealized gain (losses) on available for securities, net of tax of $1,987 for the period from March 8 to December 31, 2006							3,122	3,122	3,122
Change in minimum pension liability, net of tax of $2,699							4,236	4,236	4,236

Comprehensive income	—	—	—	—	—	—	—	—	$213,610

Balance as of December 31, 2006	$—	157,972	$1,579	$(65,569)	$1,555,018	$182,943	$(4,952)	$1,669,019

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$204,977	$40,749	$30,163

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,797	103,430	95,720
Minority interest	2,829	1,958	1,754
Deferred income taxes	(17,453)	(1,536)	2,344
Provision for doubtful accounts	4,423	(18)	(171)
Stock based compensation	53,302	—	—
Gain on sale of equity investment	(20,925)	—	—
Other non-cash items	10,230	2,133	4,543

Change in operating assets and liabilities:
Accounts receivable, net	(71,086)	(54,320)	28,336
Other assets	(54,057)	(18,669)	(15,873)
Accounts payable, accrued expenses and Section 31 fees payable	(52,943)	189,209	(47,335)
Deferred revenue	(8,053)	(6,577)	(8,903)
Accrued employee benefits	30,930	8,129	(26,694)

Net cash provided by operating activities	217,971	264,488	63,884

Cash flows from investing activities:
Cash acquired in Archipelago merger	218,201	—	—
Sales of investment securities	10,851,453	8,848,412	6,601,436
Purchases of investment securities	(10,548,480)	(8,892,246)	(6,634,541)
Net sales (purchases) of securities purchased under agreements to resell	107,879	(72,679)	66,711
Purchases of property and equipment	(97,783)	(105,673)	(84,546)
Purchases of equity investments and businesses	(51,472)	(10)	(68)
Sales of equity investments and businesses	25,784	—	—

Net cash provided by (used in) investing activities	505,582	(222,196)	(51,008)

Cash flows from financing activities:
Distribution to former Members	(409,800)	—	—
Dividend to former Members	(96,400)	—	—
Employee stock transactions	24,675	—	—
Principal payment of capital lease obligations	(7,872)	(14,256)	(8,424)

Net cash used in financing activities	(489,397)	(14,256)	(8,424)

Net increase in cash and cash equivalents	234,156	28,036	4,452
Cash and cash equivalents at beginning of year	43,492	15,456	11,004

Cash and cash equivalents at end of year	$277,648	$43,492	$15,456

Supplemental disclosures:
Cash paid for income taxes	$125,937	$56,985	$12,000
Cash paid for interest	2,509	5,382	2,896

Non-cash investing and financing activities:
Exchange of NYSE membership interest	$330,220	—	—
Merger with Archipelago	$1,085,113	—	—
Capital lease obligations	$5,014	$14,422	$13,193

The accompanying notes are an integral part of these consolidated financial statements.

NYSE GROUP, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Basis of Presentation

NYSE Group is a holding company that, through its subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca, Inc. NYSE Group is a leading provider of securities listing, trading and market data products and services. NYSE Group was formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006. NYSE Group common stock is listed on the NYSE under the symbol “NYX”.

The NYSE is the world’s largest cash equities exchange. The NYSE is approximately three times the size of the next largest cash equities exchange in the world in terms of aggregate market capitalization of domestic listed companies.

NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in trading exchange-traded funds (“ETFs”) and exchange-listed securities. NYSE Arca is also an exchange for trading equity options.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in the Securities Industry Automation Corporation (“SIAC”) previously held by American Stock Exchange LLC (“AMEX”), as a result of which, NYSE Group now fully owns SIAC. Prior to November 1, 2006, NYSE owned two-thirds of SIAC and reported SIAC’s financial results on a consolidated basis. SIAC provides critical automation and communications services to the NYSE, AMEX and other organizations to support order processing, trading and the reporting of market information, among other functions. SIAC also provides system support for certain national market system functions and for important regulatory and administrative activities. In addition, SIAC provides telecommunication and managed services through its wholly owned subsidiary, Sector, Inc. (“Sector”), to subscribers primarily in the securities industry.

NYSE Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), to the NYSE and to NYSE Arca. On November 28, 2006, NYSE Group and NASD announced the signing of a letter of intent to consolidate their member regulation operations into a new self regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The transaction is expected to close in the second quarter of 2007.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The accompanying consolidated financial statements include the accounts of NYSE Group and all of its subsidiaries. All material intercompany transactions have been eliminated in consolidation. Minority interest in the consolidated statements of income represents AMEX’s share of the income or loss of SIAC prior to NYSE Group’s purchase of the remaining one-third ownership stake on November 1, 2006.

Note 2—Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents are composed of cash and highly liquid investments with an original maturity of three months or less.

Revenue Recognition

On the NYSE, transaction fees are paid by member organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on the NYSE, and the fees vary, based on the size and type of trade that is consummated. On NYSE Arca, trading fees are charged to customers for trade execution of equity securities and equity options. Both the NYSE and NYSE Arca earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed out. In addition, NYSE Arca earns transaction fees for customer orders of equity options traded or cleared through NYSE Arca. As of December 31, 2006, all transaction fees are accrued and recognized as earned.

Companies pay listing fees when they initially list on the NYSE or NYSE Arca and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, such as stock splits, right issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. These fees are recognized on a pro-rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Data processing fees represent revenue generated by SIAC, other than from NYSE Group (fees charged to NYSE Group are eliminated in consolidation), for communication services, data processing operations and systems development functions. SIAC generally operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues from its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community. Sector’s customers are billed at competitive rates for the services provided. These fees are accrued and recognized as services are rendered.

NYSE Group collects market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues generated by coordinated market data distribution (net of and administration costs) are distributed to participating markets on the basis of their respective number of trades. Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from Tape B and Tape C, which represents data related to trading of certain securities (including ETFs) that are listed on the AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as the NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. These fees are accrued and recognized as services are rendered.

Regulatory fees principally comprise member firm regulation fees and market surveillance fees collected by NYSE Group. Member firm regulation fees are based on member organizations’ gross revenues, as reported in their FOCUS filing with the NYSE, and assessed on a six-month lag. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. These fees are recognized ratably over the period to which they apply.

Licensing, facility and other fees primarily include (i) trading licenses for 2006 based on a modified Dutch auction which resulted in an annualized price of $49,290 per license; (ii) “Specialist Trading Privilege Fee”

which specialists were charged an annual fee per symbol traded (such fee was discontinued effective November 30, 2006); (iii) floor brokers charges for each booth occupied on the trading floor and services provided on the trading floor and; (iv) other services provided to specialists, brokers and clerks physically located on the NYSE floor or the NYSE Arca options floor that enable them to engage in the purchase and sale of securities on the respective trading floors. Licensing fees are recognized on a pro-rata basis over the calendar year. All other fees are accrued and recognized when services are rendered.

Securities Purchased under Agreements to Resell

NYSE Group invests funds in overnight reverse repurchase agreements, which provide for the delivery of cash in exchange for securities having a market value of approximately 102% of the amount of the agreements. Independent custodians take possession of the securities in the name of NYSE Group. Overnight reverse repurchase agreements are recorded at trade date at the contractual amount and totaled $20.0 million and $127.9 million at December 31, 2006 and 2005, respectively.

Investment Securities

NYSE Group’s investment securities are classified as available-for-sale securities and are carried at fair value as of trade date with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income on investment securities, including amortization of premiums and accretion of discounts, is accrued and recognized over the life of the investment. The specific identification method is used to determine realized gains and losses on sales of investment securities, which are reported in investment and other income, net, in the consolidated statements of income.

NYSE Group regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding impairment is charged to earnings. As of December 31, 2006, no unrealized losses were considered other-than-temporary.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Group’s accounts receivable portfolio and is modified by management from time to time. Increases in the allowance for doubtful accounts are charged against operating results and it is decreased by the amount of charge-offs, net of recoveries. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, the NYSE records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected. Accounts with outstanding balances in excess of 60 days are reviewed to make changes to the allowance as appropriate.

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Group’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in thousands):

	2006	2005
Beginning balance	$7,884	$14,277
Additions
Charges to income	4,457	(18)
Archipelago merger	1,398	—
Deductions
Write-offs	(614)	(6,375)

Ending balance	$13,125	$7,884

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of assets is provided using the straight-line method of depreciation over the estimated useful lives of the assets, which range from 2 to 15 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

NYSE Group accounts for software development costs under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and other related guidance. NYSE Group expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, generally three years.

Expenditures for repairs and maintenance are charged to operations in the period incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts upon disposal and any gain or loss is reflected in operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. NYSE Group performs an annual impairment test as of December 31 for goodwill and indefinite-lived intangible assets.

Goodwill is allocated to various reporting units, which are either the operating segment or one reporting level below the operating segment. For purposes of performing the impairment test, NYSE Group utilized its reportable segments as reporting units. The carrying value of the reporting unit is compared to the fair value of the reporting unit to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill.

Intangible assets, net, are amortized on a straight-line basis over their estimated useful lives. Intangible assets deemed to have indefinite lives are not amortized and are subject to annual impairment tests. The carrying value of indefinite-lived intangible assets is compared to the fair value to determine if there is impairment. If the carrying value amount of an indefinite-lived intangible assets exceeds its fair value, an impairment loss is recognized based on the excess.

The annual impairment tests indicated that no impairment charge was required as of December 31, 2006.

Activity Assessment Fees and Section 31 Fees

NYSE Group pays SEC fees pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations clearing or settling trades on the NYSE and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Group’s net income

Accrued Employee Benefits

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other

Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) to recognize the funded status of their benefit plans in the statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures. On December 31, 2006, NYSE Group adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on NYSE Group’s financial condition at December 31, 2006 has been included in the consolidated financial statements. See also note 11.

Pension and OPEB costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Group’s pension and other postretirement obligations and future expense.

Stock-Based Compensation

NYSE Group adopted SFAS 123R, “Share-Based Payment,” during the first quarter of 2006. SFAS 123R requires that compensation expense associated with share-based payment transactions be recognized in financial statements. SFAS 123R also requires that the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow.

Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards.

Comprehensive Income

Other comprehensive income includes changes in unrealized gains and losses on investment securities classified as available-for-sale and the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, net of tax.

Income Taxes

NYSE Group records income taxes using the asset and liability method, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NYSE Group is subject to numerous domestic jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Group’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Group’s financial position or results of operations.

Estimated Fair Value of Financial Instruments

Management estimates that the fair value of financial instruments recognized in the consolidated statements of financial condition (including cash and cash equivalents, securities purchased under agreements to resell, investment securities, receivables, accounts payable and accrued expenses and accrued employee benefits) approximates their fair value due to the short-term nature of these assets and liabilities.

Marketing and Advertising

Marketing costs consist of advertising costs and promotional items. Advertising costs include certain costs of production, which are expensed at the time of first showing. The costs of communicating advertising are expensed over the period of the communication.

Recent Accounting Pronouncements

Uncertain Tax Positions

In July 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expected to be reflected in the company’s future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently evaluating the potential impact that the implementation of FIN 48 will have on NYSE Group’s financial condition, results of operations and cash flows.

SAB 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years ending after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings for errors that were not previously deemed material, but are material under the guidance in SAB 108.

Prior to 2006, NYSE relied on license holders (former members) to self-report transaction volume and remit payment for the related transaction fees on a one-month lag. Starting in December 2006, NYSE Group commenced billing license holders for trading activity brought to the floor of the NYSE. As a result, NYSE Group eliminated the one-month lag in recognizing NYSE related transaction revenues. However, instead of recording both the self-reported November transaction fees and the accrued December transaction fees in the December 2006 results of operations (which would have resulted in reporting thirteen months of transaction fee revenue in fiscal 2006), NYSE Group elected to increase its January 1, 2006 retained earnings by approximately $6.6 million, which corresponds to the impact of the thirteenth month of transaction fee revenues, net of related income taxes.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the potential impact that the implementation of SFAS 157 will have on NYSE Group’s financial condition, results of operations and cash flows.

Note 3—Acquisitions

Archipelago Holdings, Inc.

On March 7, 2006, Archipelago and the NYSE combined their businesses and became wholly owned subsidiaries of NYSE Group, a newly created, for profit and publicly traded holding company. Through the merger, NYSE Group intends to continue to grow market position in trading volume and enhance the trading technology of both the NYSE and NYSE Arca. Together, the NYSE and NYSE Arca provide a full-service market that offers customers a choice of products and appeals to all types of investors.

On March 7, 2006, each of the 1,366 members of the NYSE was entitled to receive $300,000 in cash and 80,177 shares of NYSE Group common stock in exchange for its NYSE membership. In addition, a cash dividend of $70,571 was declared and paid to each of the 1,366 members. Each NYSE member had the opportunity to make either a cash election to increase the cash portion (and decrease the stock portion) of their merger consideration, or a stock election to increase the stock portion (and decrease the cash portion) of their merger consideration. The aggregate number of shares of NYSE Group common stock issued to all of the NYSE members in the merger, together with the aggregate number of shares reserved for issuance to NYSE employees, equaled approximately 70% of NYSE Group common stock issued and outstanding, or approximately 109.5 million shares.

On March 7, 2006: (i) each share of the issued and outstanding shares of Archipelago’s common stock was converted automatically into the right to receive one share of NYSE Group common stock; (ii) all outstanding stock options of Archipelago, whether vested or unvested, was converted into options to purchase an equivalent number of shares of NYSE Group common stock; and (iii) all outstanding restricted stock units of Archipelago were converted into an equal number of restricted stock units of NYSE Group common stock. The aggregate number of shares (including shares underlying stock options and restricted stock units) received by Archipelago stockholders equaled approximately 30% of the issued and outstanding shares of NYSE Group common stock, or approximately 46.0 million shares.

Under the purchase method of accounting, the total merger consideration, which was determined based on the fair market value of Archipelago common stock beginning two days before and ending after April 20, 2005 (the date the merger was agreed to and announced), was $1,085.1 million. The results of operations of Archipelago have been included in the NYSE Group’s results of operations since March 8, 2006.

The following is a summary of the purchase price in the Archipelago merger (in thousands):

Purchase price	$1,085,113
Acquisition costs	25,422

Total purchase price	$1,110,535

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Archipelago net assets as of the merger date as follows (in thousands):

Historical cost of net assets acquired	$458,290
Elimination of Archipelago’s historical goodwill and intangibles	(240,095)
Adjustment to fair value of property and equipment	17,000
Deferred tax impact of purchase accounting adjustments	(233,531)
Fair value of identifiable intangible assets	584,500
Other	(6,035)
Goodwill	530,406

Total purchase price	$1,110,535

The allocation of the purchase price to Archipelago assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Group does not expect any of the goodwill to be deductible for tax purposes.

During 2005, NYSE Group adopted a plan to eliminate employee positions. As a result of this decision, NYSE Group recorded a $3.9 million charge consisting of severance and related costs during 2005. For the year ended December 31, 2006, NYSE Group recorded a $35.3 million charge due to additional positions (including approximately 480 employees) being eliminated as a result of our continued integration efforts and cost containment initiatives. The following is a summary of the severance charges (excluding curtailment losses for pension, Supplemental Executive Retirement Plan—“SERP” and other post retirement benefits. See note 11), utilization of the accrual and remaining accrual at the end of the respective periods (in thousands):

	Year ended December 31,
	2006	2005
Beginning balance	$3,804	$—
Employee severance and related benefits	24,389	3,910
Severance and benefit payments	(11,582)	(106)

Ending Balance	$16,611	$3,804

These severance charges are included in merger expenses and exit costs in the consolidated statements of income. Based on current severance dates and the accrued severance at December 31, 2006, NYSE Group expects to pay these amounts through December 31, 2007.

PCX Holdings, Inc. and Wave Securities, LLC.

On September 26, 2005, Archipelago completed its acquisition of PCX Holdings (“PCX”), which is now known as NYSE Arca, Inc., for a total purchase price of approximately $94.0 million consisting of a $90.9 million cash payment to PCX stockholders and certain employees of PCX, and approximately $3.1 million of direct acquisition costs incurred by Archipelago. As part of the acquisition of PCX, Archipelago undertook to divest Wave Securities LLC (“Wave Securities”), a previously wholly-owned subsidiary of Archipelago. On March 3, 2006, Archipelago completed the sale of Wave Securities.

Pro Forma Results

The following table provides pro forma results of operations as if (i) the acquisition of PCX by Archipelago, (ii) the disposition of Wave Securities by Archipelago, and (iii) the merger between Archipelago and the NYSE had been completed at the beginning of the earliest period presented (in thousands, except per share data):

	Year ended December 31,
	2006	2005
Revenues	$2,519,934	$2,337,425
Net income	270,325	89,960
Basic earnings per share	$1.73	$0.59
Diluted earnings per share	$1.72	$0.58

Pro forma results do not include any anticipated cost savings or other effects of the integration of the NYSE and Archipelago’s businesses.

Other Transactions

Purchase of Minority Interest in SIAC

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in the SIAC previously held by AMEX for approximately $40.3 million, as a result of which, NYSE Group now fully owns

SIAC. In connection with the purchase, the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and AMEX) was terminated, and SIAC agreed to provide substantially reduced services to AMEX, as a customer, under a new service agreement.

MatchPoint Trading, Inc.

On July 17, 2006, NYSE Group acquired MatchPoint Trading, Inc. (“Matchpoint”), a financial services technology company specializing in call market trading and technologies.

Marco Polo Network Inc.

On September 18, 2006, NYSE Group announced that it had acquired an equity stake in Marco Polo Network Inc. (“Marco Polo”). Through its local exchange and brokerage relationships, Marco Polo offers intra-market connectivity and routing to brokers and exchanges in more than 40 emerging markets.

Note 4—Merger with Euronext N.V.

On May 22, 2006, NYSE Group proposed a business combination with Euronext to create NYSE Euronext. Euronext is a cross-border exchange providing international services for regulated cash markets and derivative markets in Belgium, France, the United Kingdom, the Netherlands and Portugal. Both parties signed a definitive combination agreement on June 1, 2006, which was amended and restated on November 24, 2006. The combination is expected to close on or about April 4, 2007.

Pursuant to the combination agreement, NYSE Group and Euronext intend to combine their businesses under NYSE Euronext, a Delaware corporation formed for the purpose of this transaction. Euronext’s business will be brought under NYSE Euronext through an exchange offer and a post closing reorganization, and NYSE Group’s business will be brought under NYSE Euronext through a merger.

Immediately after the successful completion of the exchange offer, a wholly owned subsidiary of NYSE Euronext will merge with NYSE Group, and, as a result, the surviving corporation will become a wholly owned subsidiary of NYSE Euronext, and each share of NYSE Group common stock will be converted into the right to receive one share of NYSE Euronext common stock.

As soon as possible after the completion of the exchange offer and the merger, NYSE Euronext intends to effectuate a post-closing reorganization of Euronext and its subsidiaries that is intended to result in Euronext becoming a wholly owned subsidiary of NYSE Euronext. In the post-closing reorganization, Euronext shareholders who did not exchange their Euronext shares in the exchange offer will generally receive the same consideration that they would have received had they tendered their Euronext shares in the exchange offer and not made either the cash election or the stock election: that is €21.32 in cash and 0.98 of a share of NYSE Euronext common stock per Euronext share.

Note 5—Segment Reporting

Subsequent to the merger between the NYSE and Archipelago and the minority interest purchase of SIAC, NYSE Group operates under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from: (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses (previously membership fees) and (v) via SIAC providing communication and data processing operations.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to

NYSE Arca. Regulatory fees are paid by member organizations and are primarily assessed based upon their Gross FOCUS revenues. In addition, Regulation collects regulatory fines that are applied to members and member organizations.

Summarized financial data concerning the NYSE Group’s reportable segments is as follows (in thousands):

	Market	Regulation	Corporate Items and Eliminations	Consolidated
2006
Revenues	$2,317,270	$312,115	$(253,435)	$2,375,950
Operating income	170,739	62,725	—	233,464
Total assets	3,331,985	178,659	(45,102)	3,465,542
Purchases of property and equipment	97,619	164	—	97,783

2005
Revenues	$1,623,978	$252,463	$(243,268)	$1,633,173
Operating income	19,589	23,970	—	43,559
Total assets	2,100,723	139,821	(36,399)	2,204,145
Purchases of property and equipment	100,945	4,728	—	105,673

2004
Revenues	$1,411,708	$234,743	$(240,987)	$1,405,464
Operating income (loss)	21,619	(8,684)	—	12,935
Total assets	1,929,988	79,761	(27,498)	1,982,251
Purchases of property and equipment	82,293	2,253	—	84,546

Revenues are generated primarily in the United States of America. All of NYSE Group’s long-lived assets are located in the United States of America. For the years ended December 31, 2006, 2005 and 2004, no individual customer accounted for 10% or more of NYSE Group’s revenues.

Note 6—Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill from the merger with Archipelago and minority interest purchase of SIAC, all of which is included in the Market operating segment (in thousands):

	Estimated Fair Value	Accumulated Amortization	Useful Life (in years)
Asset class:
National securities exchange registration	$511,000	—	Indefinite
Customer relationships	35,494	1,463	10-20
Trade names	39,741	1,621	20

Total intangibles	$586,235	$3,084

Goodwill	$535,906

For the year ended December 31, 2006, amortization expense for the intangible assets was approximately $3.1 million.

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

Year ending December 31,
2007	$3,801
2008	3,801
2009	3,801
2010	3,801
2011	3,801
Thereafter	53,146

Total	$72,151

Note 7—Stock Based Compensation

Effective March 8, 2006, NYSE Group adopted the NYSE Group, Inc. Stock Incentive Plan (the “Plan”) and converted three Archipelago long-term incentive plans. As part of the merger with Archipelago, 0.2 million shares underlying restricted stock units granted to former Archipelago directors, officers and employees and 2.6 million shares underlying stock options granted to former Archipelago, officers and employees were converted to restricted stock and stock options, respectively, of NYSE Group. Stock options granted generally vest and become exercisable over a period of three or four years, and generally have a ten-year expiration.

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards. As of December 31, 2006, employees of NYSE Group held approximately 1.6 million stock options with a weighted average exercise price of $14.10 (1.3 million of which were exercisable at a weighted average exercise price of $14.29) and 1.3 million (including 0.6 million vested units that will not be delivered until March 2009) restricted stock units. As of December 31, 2006, the total aggregate intrinsic value of stock options outstanding and exercisable was $132.8 million and $105.4 million, respectively.

For the year ended December 31, 2006, NYSE Group recorded $53.3 million of stock based compensation expense. As of December 31, 2006, there was approximately $14.6 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

Both the vested and unvested stock options issued by NYSE Group in exchange for equivalent options of Archipelago were included in the purchase price of Archipelago and recorded at their fair value on the measurement date. Because continued service is required after the date of consummation in order to vest in the unvested awards, a portion of the value of those awards is recognized over the remaining vesting period.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%, risk-free interest of 4.8%, expected life of 7 years and no dividend yield.

A summary of the stock option activity under the Plan is as follows (number of stock options in thousands):

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	—	—
Awards converted from Archipelago	2,550	$13.53
Awards granted	—	—
Awards exercised	(952)	$12.57
Awards expired/ cancelled	—	—

Outstanding at end of period	1,598	$14.10

Additional information regarding stock options outstanding as of December 31, 2006 is as follows (number of stock options in thousands):

	Outstanding			Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.91	29	6.6	$4.91	29	$4.91
$6.26	26	6.6	6.26	26	6.26
$11.50	515	7.6	11.50	359	11.50
$13.41	638	6.9	13.41	515	13.41
$19.30	153	8.2	19.30	105	19.30
$20.25	237	3.7	20.25	237	20.25

	1,598	6.8	$14.10	1,271	$14.29

A summary of the restricted stock unit activity under the Plan is as follows (stock units in thousands):

Number of RSUs
Outstanding at beginning of year	—
Awards converted from Archipelago	125
Awards granted	1,212
Cancelled	(55)
Vested	(694)

Outstanding at end of period	588

Weighted average fair value per share for RSUs granted during period	$64.50

Note 8—Related Party Transactions

The Depository Trust Company (“DTC”) and the National Securities Clearing Corporation (“NSCC”) are wholly-owned subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”). DTCC is a holding company that supports DTC, which provides settlement and custody services to banks and broker-dealers, and NSCC which provides trade clearance, netting and settlement services to banks, broker-dealers, mutual funds, insurance companies and other financial institutions.

On March 28, 2006, NYSE Group sold its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that was included in gain on sale of equity investment in the consolidated statement of income for the year ended December 31, 2006. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of December 31, 2006, NYSE Group still owns 50% of the outstanding preferred stock of DTCC.

During 2006, NYSE Group recorded a $7.2 million (net of minority interest of $3.6 million) gain for a one-time payment received from certain DTCC subsidiaries in connection with the termination of their service agreement with SIAC, which is included in investment and other income, net, in the consolidated statements of income.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40.3 million, as a result of which, NYSE Group now fully owns SIAC. In connection with the purchase, the SIAC shareholders’ agreement and AMEX’s participation in the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and AMEX) were terminated and SIAC agreed to provide substantially reduced services to AMEX, as a customer, under a new services agreement.

The following revenues have been derived from AMEX and DTCC (in thousands):

	Year ended December 31,
	2006	2005	2004
AMEX	$52,632	$71,366	$79,529
DTCC	11,849	32,399	59,497

These revenues are included in data processing in the consolidated statements of income.

While not related parties, NYSE Group earns fees from and enters into business relationships with listed companies, license holders (former member firms) and specialist firms. In management’s opinion, all transactions are made at prevailing rates, terms and conditions, do not involve more than the normal risk of collectibility or present other favorable or unfavorable features.

Note 9—Investment Securities at Fair Value

A summary of available-for-sale investments is as follows (in thousands):

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
U.S. Government and Agency	$30,325	—	18	$30,307
Municipal Bonds	277,112	26	1,971	275,167
Mutual Funds	245,187	18,960	—	264,147
Corporate Bonds	80,557	9	6	80,560
Collateralized Mortgage Obligations	13,514	15	19	13,510
Asset Backed Securities	17,656	11	2	17,665
Other	104	7	—	111

	$664,455	$19,028	$2,016	$681,467

	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
U.S. Government and Agency	$70,125	$103	$342	$69,886
Municipal Bonds	403,495	—	3,079	400,416
Mutual Funds	132,818	11,472	707	143,583
Certificates of Deposit	10,560	—	—	10,560
Corporate Bonds	197,055	16	25	197,046
Collateralized Mortgage Obligations	72,228	21	323	71,926
Equity Funds	4,973	1,704	210	6,467
Asset Backed Securities	63,852	12	124	63,740
Mortgage Backed	17,110	36	179	16,967

	$972,216	$13,364	$4,989	$980,591

The contractual maturities of fixed income securities at December 31, 2006 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$254,470	$254,228
Due after one year through five years	180,421	179,450
Due after five years through ten years	4,077	3,965
Due over ten years	86,037	85,408

	$525,005	$523,051

In 2006, NYSE Group realized proceeds from the sale of securities of $10.9 billion with gross realized gains for the year amounting to $0.9 million and gross realized losses of $1.9 million. In 2005, NYSE Group realized proceeds from the sale of securities of $8.8 billion, with gross realized gains for the year amounting to $8.5 million and gross realized losses amounting to $4.5 million. At the time of sale, any gain or losses calculated by the specific identification method are recognized in investment and other income, net.

The following table shows the fair value of our available-for-sale investments in a continuous unrealized loss position, aggregated by length of time and investment category (in thousands):

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2006
U.S. Government and Agency	$1,837	$10	$3,186	$8	$5,023	$18
Municipal Bonds	48,415	232	136,250	1,739	184,665	1,971
Corporate Bonds	—	—	17,858	6	17,858	6
Collateralized Mortgage Obligation	—	—	3,389	19	3,389	19
Asset Backed	—	—	1,573	2	1,573	2

	$50,252	$242	$162,256	$1,774	$212,508	$2,016

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2005
U.S. Government and Agency	$32,857	$114	$22,796	$228	$55,653	$342
Municipal Bonds	23,219	155	193,726	2,924	216,945	3,079
Mutual Funds	20,107	707	—	—	20,107	707
Corporate Bonds	—	—	21,755	25	21,755	25
Collateralized Mortgage Obligation	—	—	31,851	323	31,851	323
Equity Funds	4,973	210	—	—	4,973	210
Asset Backed	—	—	30,686	124	30,686	124
Mortgage Backed	—	—	13,092	179	13,092	179

	$81,156	$1,186	$313,906	$3,803	$395,062	$4,989

NYSE Group’s fixed maturity investment portfolio is sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses reported above were generally caused by the effect of a rising interest rate environment on certain securities with stated interest rates currently below market rates. NYSE Group has the ability and intent to hold these securities until their full cost is recovered. Therefore, NYSE Group does not believe the unrealized losses represent an other-than-temporary impairment as of December 31, 2006.

Note 10—Income Taxes

The income tax provisions consisted of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current:
Federal	$117,656	$34,663	$3,929
State and local	26,842	7,827	(1,153)

Deferred:
Federal	(16,991)	6,772	8,426
State and local	(6,941)	(1,104)	941

Total	$120,566	$48,158	$12,143

Deferred tax asset and liability balances consisted of the following (in thousands):

	December 31,
	2006	2005
Current deferred tax arising from:
Deferred revenue	$39,812	$38,561
Merger expenses and exit costs	7,999	—
Deferred compensation	45,032	36,376
Allowance for doubtful accounts and other	14,971	16,982

Current deferred assets	107,814	91,919
Software capitalization	26,162	9,827
Pension	23,927	13,171
Depreciation and other	18,379	2,240

Current deferred liabilities	$68,468	$25,238

	December 31,
	2006	2005
Non-current deferred tax arising from:
Deferred revenue	$144,670	$148,138
Depreciation	49,277	22,321
Stock based compensation	24,864	—
Deferred compensation	132,171	104,865
Net operating loss	8,883	—
Allowance for doubtful accounts and other	5,767	14,821

Non- current deferred assets	365,632	290,145
Intangible assets	241,034	—
Software capitalization	15,471	9,289
Pension and other	8,468	—

Non- current deferred liabilities	$264,973	$9,289

As part of the merger with Archipelago, NYSE Group recorded approximately $25.6 million of net operating losses (“NOL”) for Federal and State tax purposes, which will begin to expire in 2021. A valuation allowance was recorded against approximately $1.2 million tax effect of certain NOL as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized.

Tax benefits of $21.9 million associated with the exercise of stock options and vesting of restricted stock units were recorded in additional paid in capital for the year ended December 31, 2006.

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	3.9	5.3	(1.5)
Tax credits	(0.5)	—	—
Insurance proceeds	(1.1)	—	(4.8)
Non-deductible merger expenses	0.8	7.1	—
Deferred asset write-down	—	9.9	—
Non-taxable interest income	(1.4)	(4.0)	—
Other	—	(0.3)	(0.7)

	36.7%	53.0%	28.0%

Note 11—Employee Benefit Plans

Defined Benefit Pension Plans

The NYSE and SIAC maintain separate qualified defined benefit pension plans covering substantially all of their employees. Effective March 31, 2006, the future benefit accrual of all active participants in the pension plans was frozen. Retirement benefits are derived from a formula, which is based on length of service and compensation. The NYSE and SIAC fund pension costs to the extent such costs may be deducted for income tax purposes. There were no additional contributions made to the NYSE pension plan during 2006 and a $10.0 million contribution was made in 2005. SIAC did not make a contribution to its pension plan for 2006 and contributed $2.3 million in 2005. Currently, the NYSE and SIAC do not anticipate additional funding to the pension plans for 2007.

The NYSE bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of the NYSE. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. SIAC’s investment policy is to actively manage certain asset classes where potential exists to outperform the broader market. Both plan’s investment objective is a weighted average target asset allocation of 65% equity and 35% fixed income and cash equivalents. The pension plan’s weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	2006		2005
Asset Category	NYSE	SIAC	NYSE	SIAC
Short-Term Investments	1%	1%	1%	1%
Equities	75%	66%	68%	65%
Fixed income	24%	33%	31%	34%

The costs of the plans in 2006 and 2005 have been determined in accordance with FAS 87. The measurement date for the plans is December 31, 2006 and 2005. The following table provides a summary of the changes in the plan’s benefit obligations and the fair value of assets for December 31, 2006 and 2005 and a statement of funded status of the plans as of December 31, 2006 and 2005:

	Pension Plans
	2006		2005
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC
Change in benefit obligation:
Benefit obligation at beginning of year	$397,235	$220,733	$396,964	$249,542
Service cost	2,643	2,193	13,184	11,013
Interest cost	21,933	12,093	22,529	13,904
Curtailment loss (gain)	1,713	5,928	(39,575)	(52,419)
Plan amendments	—	—	—	127
Benefits paid	(18,708)	(10,863)	(15,988)	(11,580)
Actuarial (gain) loss	(19,112)	(16,160)	20,121	10,146

Benefit obligation at year end	385,704	213,924	397,235	220,733

Change in plan assets:
Fair value of plan assets at beginning of year	406,273	232,053	386,802	226,901
Actual return on plan assets	52,384	31,031	26,384	14,481
Company contributions	—	—	10,000	2,251
Benefit paid	(18,708)	(10,863)	(15,988)	(11,580)
Administrative expenses	(1,067)	—	(925)	—

Fair value of plan assets at end of year	438,882	252,221	406,273	232,053
Funded status	53,178	38,297	9,038	11,320
Accumulated benefit obligation	$385,704	$213,924	$392,276	$220,733

The components of pension expense/(benefit) are set forth below:

	Pension Plan
	2006		2005		2004
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Service cost	$2,643	$2,193	$13,184	$11,013	$13,201	$10,431
Interest cost	21,933	12,093	22,529	13,904	21,149	12,841
Amortization of prior service cost	39	—	980	182	1,043	181
Estimated return on plan assets	(32,060)	(18,028)	(30,026)	(16,848)	(27,249)	(15,161)
Recognized actuarial loss	—	82	477	3,020	—	2,099
Curtailment	5,879	5,124	5,671	2,459	—	1,852
Special termination benefits	—	—	—	—	—	5,749

Aggregate pension (benefit) expense	$(1,566)	$1,464	$12,815	$13,730	$8,144	$17,992

The following table shows the payments projected based on actuarial assumptions (Dollars in Thousands):

Pension Plan Payment Projections	NYSE	SIAC
2007	$19,227	$10,684
2008	19,934	10,655
2009	20,676	10,572
2010	21,134	10,640
2011	21,844	10,733
2012-2016	121,455	60,183

Supplemental Executive Retirement Plans

The NYSE and SIAC also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. Effective March 31, 2006, the future benefit accrual of all active participants in the SERP plans was frozen. To provide for the future payments of these benefits, the NYSE and SIAC has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2006 and 2005, the cash surrender value of such policies was $33.1 million and $30.4 million, respectively, and is included in other non-current assets. SIAC also maintains equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2006 and 2005, the fair value of these assets was $69.2 million and $62.4 million, respectively, and is included in investment securities, at fair value. Currently, the NYSE and SIAC do not anticipate additional funding of the nonqualified plan.

The following table provides a summary of the changes in the SERP benefit obligations for December 31, 2006 and 2005:

	SERP Plans
	2006		2005
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC
Change in benefit obligation:
Benefit obligation at beginning of year	$61,225	$28,226	$64,015	$28,262
Service cost	538	135	1,804	919
Interest cost	2,958	1,533	3,513	1,687
Plan amendments	—	—	—	1,522
Curtailments	1,587	—	(5,975)	(1,583)
Settlements	—	—	—	469
Benefits paid	(5,122)	(1,645)	(2,874)	(4,417)
Actuarial loss (gain)	(7,078)	(211)	742	1,367

Funded status	54,108	28,038	61,225	28,226
Accumulated benefit obligation	$54,108	$28,038	$61,221	$28,226

The components of SERP expense/(benefit) are set forth below (Dollars in Thousands):

	2006		2005		2004
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC	NYSE	SIAC
Service cost	$538	$135	$1,804	$919	$2,164	$1,122
Interest cost	2,957	1,533	3,513	1,687	5,561	1,747
Amortization of prior service cost	(306)	—	(1,225)	736	1,356	654
Recognized actuarial (gain) or loss	609	137	1,542	205	3,184	345
Additional (gain) or loss recognized due to:
Settlement	—	251	—	394	3,082	1,198
Curtailment	1,587	—	(10,152)	3,544	(906)	—

Aggregate SERP expense (benefit)	$5,385	$2,056	$(4,518)	$7,485	$14,441	$5,066

The following table show the payments projected based on the actuarial assumptions (Dollars in Thousands):

SERP Plan Payment Projections	NYSE	SIAC
2007	$3,941	$3,334
2008	3,244	2,004
2009	5,442	1,663
2010	3,587	1,625
2011	4,037	1,747
2012-2016	29,905	9,490

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension / SERP cost are set forth below:

	2006			2005
	NYSE		SIAC	NYSE	SIAC
Discount rate (Pension / SERP)	6.00%	/ 5.75%	6.00% / 5.75%	5.50%	5.75%
Expected long-term rate of return on plan assets	8.00%		8.00%	8.00%	8.00%
Rate of compensation increase	4.00%		4.00%	4.00%	4.50%

To develop the expected long-term rate of return on assets assumption, both the NYSE and SIAC considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves.

Postretirement Benefit Plans

In addition, the NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits (the “Plans”) for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. Effective March 31, 2006, these Plans were frozen for most participants.

The net periodic postretirement benefit cost for the NYSE was $11.3 million and $14.6 million for the years ended December 31, 2006 and 2005, respectively. SIAC’s benefit cost was $5.6 million in 2006 and $7.8 million in 2005. The Plans are unfunded. Currently, management does not expect to fund the Plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year:

	2006		2005
(Dollars in Thousands)	NYSE	SIAC	NYSE	SIAC
Benefit obligation at the end of year	$144,667	$59,680	$145,310	$64,800
Benefits paid	5,958	2,761	6,174	2,448
Accrued benefit cost	119,779	43,460	114,511	40,013
Additional (gain) or loss recognized due to:
Curtailment	3,421	554	$—	51
Discount rate as of December 31,	6.00%	6.00%	5.50%	5.50%

The following table shows the payments projected based on actuarial assumptions (Dollars in Thousands):

Payment Projections	NYSE	SIAC
2007	$7,034	$3,573
2008	7,445	3,775
2009	8,005	3,944
2010	8,335	4,104
2011	8,879	4,184
2012-2016	51,882	22,897

For measurement purposes, the NYSE and SIAC assumed a 9% annual rate of increase in the per capita cost of covered health care benefits in 2006 which will decrease on a graduated basis to 5 – 5.5% in the year 2014 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates:

Assumed Health Care Cost Trend Rate

	NYSE		SIAC
	1% Increase	1% Decrease	1% Increase	1% Decrease
Effect of postretirement benefit obligation	$18,685	$15,460	$9,270	$7,514
Effect on total of service and interest cost components	1,781	1,488	813	649

Reduction in Force

In 2006, NYSE Group recorded a $10.9 million curtailment loss associated with the elimination of approximately 480 positions, which affected both the NYSE and SIAC plans. The curtailment charge is included in merger expenses and exit costs in the consolidated statement of income for the year ended December 31, 2006.

Adoption of SFAS 158

On December 31, 2006, NYSE Group adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required NYSE Group to recognize the funded status (i.e. the difference between the fair value of plan assets and the projected benefit obligations) of its pension and SERP plans in the December 31, 2006 statement of financial position, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior services costs, and unrecognized transition obligation remaining from the initial adopting of SFAS 87, all of which were previously netted against the pension and SERP plans funded status in NYSE Group’s statement of financial position pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to NYSE Group’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods are not recognized as net periodic pension cost in the same periods and will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on NYSE Group’s statement of financial position at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on NYSE Group’s consolidated statement of income for the year ended December 31, 2006, or for any prior period presented, and it will not affect NYSE Group’s operating results in future periods. Had NYSE Group not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum pension liability pursuant to SFAS 87. The effect of recognizing the additional minimum liability is included in the table below:

	At December 31, 2006
Balance Sheet Category	Prior to adopting SFAS 158	Effect of adopting SFAS 158	As Reported
Other assets	$126,562	$32,205	$158,767
Accrued employee benefits	313,337	41,110	354,447
Deferred income taxes—asset	89,396	18,418	107,814
Deferred income taxes—liability	250,530	14,443	264,973
Accumulated other comprehensive income/ (loss)	(23)	(4,929)	(4,952)

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $0.3 million ($0.2 million net of tax), unrecognized prior service costs gain of $21.4 million ($11.8 million net of tax) and unrecognized actuarial losses of $42.3 million ($23.3 million net of tax). The amount of transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive income which are expected to be recognized in net periodic pension cost during the year ended December 31, 2007 are $0.0 million, $3.3 million gain ($1.8 million net of tax), and $3.3 million loss ($1.8 net million of tax), respectively.

Note 12—Other Employee Benefit Plans

Effective April 1, 2006, NYSE Group employees became eligible to receive benefits from a new employer-funded defined contribution Retirement Benefit Accumulation Plan (“RBAP”). RBAP expense incurred for year ended December 31, 2006 was $8.8 million.

The NYSE maintains savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The NYSE matches an amount equal to 100% of the first 6% of eligible contributions. The NYSE also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may also contribute and receive an appropriate company match. SIAC maintains similar though separate plans. Savings plans expense was $19.5 million, $20.3 million and $18.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in accrued employee benefits payable was $62.0 million and $65.5 million at December 31, 2006 and 2005, respectively, related to these plans.

The NYSE has a Capital Accumulation Plan (CAP) for designated senior executives. During 2004, this plan terminated and no further awards will be granted. Existing awards will continue to vest. Historically under the CAP, each year, participating executives were credited with an amount based upon a percentage of their annual Incentive Compensation Plan award. These awards vest, for each executive, between the ages of 50 to 60 (depending on the date of grant awarded), and are transferred into a separately managed account as they vest.

Unvested CAP amounts earn interest based upon the 10-year Treasury bond rate as of December 31 of the prior year. Participants may elect to receive their vested account balances in a lump sum distribution or annual installments following termination of employment. Included in accrued employee benefits at December 31, 2006 and 2005 is $7.6 million and $10.0 million respectively, related to this plan.

Note 13—Earnings per Share

Historically, the weighted average number of shares was adjusted to reflect the merger with Archipelago giving retroactive effect to the issuance of 84,699 shares of common stock to each former member, corresponding to the maximum number of shares issuable to a member under the stock election provision.

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands, except per share data):

	2006	2005	2004
Net income for basic and diluted earnings per share	$204,977	$40,749	$30,163

Shares of common and common stock equivalents:
Weighted average shares used in basic computation	149,062	115,699	115,699
Dilutive effect of: Employee stock options and restricted stock units	1,113	—	—

Weighted average shares used in diluted computation	150,175	115,699	115,699

Basic earnings per share	$1.38	$0.35	$0.26

Diluted earnings per share	$1.36	$0.35	$0.26

As of December 31, 2006, 1.3 million restricted stock units and stock options to purchase 1.6 million shares of common stock were outstanding. For the years ended December 31, 2005 and 2004, there were no options or restricted stock units outstanding. There were no securities excluded from the computation of diluted earnings per share for the year ended December 31, 2006 because all outstanding stock options and restricted stock were considered dilutive.

Note 14—Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2006:

In re NYSE Specialists Securities Litigation

On December 16, 2003, the California Public Employees’ Retirement System (“CalPERS”) filed a purported class action complaint in the U.S. District Court for the Southern District of New York against NYSE, NYSE specialist firms, and others, alleging various violations of the Exchange Act and breaches of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003. The court consolidated CalPERS’ suit with three other purported class actions and one other non-class action suit into an action entitled In re NYSE Specialists Securities Litigation. The court also appointed CalPERS and Empire Programs, Inc. as co-lead plaintiffs.

Plaintiffs filed a consolidated complaint on September 16, 2004. The consolidated complaint asserts claims for alleged violations of Sections 6(b), 10(b) and 20(a) of the Exchange Act, and alleges that, with the NYSE’s knowledge and active participation, the specialist firms engaged in manipulative, self-dealing and deceptive conduct, including interpositioning, front-running and “freezing” the specialist’s book and falsifying trading records to conceal their misconduct. Plaintiffs also claim that the NYSE constrained its regulatory activities in order to receive substantial fees from the specialist firms based on their profits, which “caused investors to purchase or sell shares on the NYSE at distorted and manipulated prices, enriching Defendants and damaging Plaintiffs and the Class.” The consolidated complaint also alleges that certain generalized NYSE statements concerning the operation of its market were rendered false and misleading by the NYSE’s non-disclosure of its alleged failure to properly regulate specialists, and that the NYSE was motivated to participate in or permit the specialist firms’ alleged improper trading in order to maintain or enhance its fee revenues and the compensation of its executives, including its former chairman and chief executive officer Richard A. Grasso. The consolidated complaint seeks unspecified compensatory damages against defendants, jointly and severally.

On November 16, 2004, the specialist firms and the NYSE filed motions to dismiss the complaint. On December 12, 2005, the court issued an order granting the NYSE’s motion and dismissing all of the claims against it with prejudice, and granting in part and denying in part the specialist defendants’ motion to dismiss. On February 17, 2006, the court entered a final judgment in favor of the NYSE. Plaintiffs appealed the judgment to the U.S. Court of Appeals for the Second Circuit. The Court of Appeals heard oral argument on the appeal on February 26, 2007, but has not rendered a decision.

Papyrus Patent Infringement Litigation

On January 27, 2004, Papyrus Technology Corporation filed a complaint in the U.S. District Court for the Southern District of New York against the NYSE, alleging that the NYSE’s Wireless Data System and Broker Booth Support System infringe patents allegedly issued to Papyrus, and that the NYSE breached a license agreement with Papyrus. The NYSE answered the complaint, asserting affirmative defenses and a counterclaim against Papyrus. Discovery has been completed. It is anticipated that the parties will file motions for summary judgment on at least some of the claims. The court has not set a trial date.

Grasso Litigation

On May 24, 2004, the New York Attorney General filed a lawsuit in New York Supreme Court against NYSE’s former chairman and chief executive officer, Richard A. Grasso, former NYSE Director Kenneth Langone and the NYSE. The complaint alleges six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment. Among other things, the suit seeks:

•

imposition of a constructive trust for the NYSE’s benefit on all compensation received by Mr. Grasso that was not reasonable and commensurate with services rendered, pursuant to provisions of the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”;

•	a judgment directing Mr. Grasso to return payments made by the NYSE that were unlawful under the New York Not-for-Profit Corporation Law “in an amount to be determined at trial”; and

•	restitution of all amounts that Mr. Grasso received that lacked adequate NYSE board approval because the board’s approval was based on inaccurate, incomplete or misleading information.

The New York Attorney General further seeks a declaration by the court that any obligation to make future payments to Mr. Grasso by the NYSE lacking the required board approval is void. In addition to the claims against Mr. Grasso, the complaint asserts a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law and a single cause of action against the NYSE seeking a declaratory judgment that the NYSE made unlawful, ultra vires payments to Mr. Grasso, and an injunction requiring the NYSE to adopt and implement safeguards to ensure that future compensation complies with the New York Not-for-Profit Corporation Law. In its answer to the complaint, the NYSE asserted several complete defenses.

In his answer, Mr. Grasso denied the New York Attorney General’s allegations of wrongdoing and asserted various defenses. In addition, Mr. Grasso asserted claims against the NYSE and its then Chairman John S. Reed, including claims that: (1) the NYSE terminated Mr. Grasso without cause in September 2003; (2) the NYSE breached his 1999 and 2003 employment agreements; and (3) the NYSE and Mr. Reed defamed him. Mr. Grasso has not claimed with specificity the amount of damages that he seeks in the litigation. In his pleadings, he seeks at least $50 million in compensatory damages for the NYSE’s alleged breaches of the agreements (an expert witness retained by Mr. Grasso has estimated these damages to be approximately $95 million). In addition, Mr. Grasso seeks damages for alleged injury to his reputation and mental anguish and suffering, and punitive damages against Mr. Reed and the NYSE.

Mr. Grasso subsequently asserted third-party claims against former NYSE Director H. Carl McCall for negligence, negligent misrepresentation and contribution and moved to dismiss four of the six causes of action alleged by the New York Attorney General. The court denied Mr. Grasso’s motion to dismiss, and Mr. Grasso appealed that decision.

During 2006, the parties completed discovery and filed various motions for summary judgment on which the court ruled. Among other things, the court: (1) denied Mr. Langone’s motion for summary judgment dismissing the New York Attorney General’s claim against him; (2) granted Mr. McCall’s motion for summary judgment dismissing the third-party claims asserted against him by Mr. Grasso; (3) granted the summary judgment motions of the NYSE and Mr. Reed dismissing all of Mr. Grasso’s crossclaims against them; (4) granted in part the New York Attorney General’s motion for partial summary judgment in his favor on certain claims asserted against Mr. Grasso; and (5) denied Mr. Grasso’s motion for summary judgment in his favor on three of the six causes of action asserted against him by the New York Attorney General. In addition, the court partially granted the motion of Mr. Grasso and Mr. Langone for summary judgment dismissing the single claim asserted against the NYSE by the New York Attorney General. The court dismissed the claim against the NYSE to the extent it seeks injunctive relief; to the extent it seeks declaratory relief, the claim survives.

In granting in part the New York Attorney General’s motion for partial summary judgment against Mr. Grasso, the court found that Mr. Grasso breached his fiduciary duties to the NYSE and that certain payments made to Mr. Grasso were unlawful and must be returned to the NYSE. The court also ordered the New York Attorney General to provide an accounting of the amount of compensation Mr. Grasso should disgorge pursuant to the court’s partial summary judgment ruling. On November 2, 2006, the New York Attorney General filed an accounting stating that Mr. Grasso must disgorge approximately $112.2 million.

In addition to the above decisions, the court ruled that the New York Attorney General’s claim against Mr. Grasso for restitution and imposition of a constructive trust is an equitable claim that must be tried to the court rather than to a jury, and denied a motion by Mr. Grasso to reassign the case to a different judge for all further proceedings.

The parties have appealed several of the court’s orders to the Appellate Division of the New York Supreme Court, which has not ruled on the appeals yet. Fully briefed appeals currently awaiting decision by the Appellate Division include Mr. Grasso’s appeals from: (1) the court’s March 2006 order denying his motion to dismiss four of the six claims asserted against him; (2) the court’s August 2006 order granting the New York Attorney General’s request to bifurcate the equitable claims against Mr. Grasso and permit a bench trial of those claims; (3) the court’s September 2006 order denying his request for reassignment of the case to a different judge; and (4) various aspects of the court’s October 2006 order that, among other things, dismissed his claims against the NYSE and Mr. Reed and granted in part the New York Attorney General’s motion for summary judgment on certain claims against him. Also awaiting appellate decision is Mr. Langone’s appeal of the court’s denial of his motion for summary judgment. In addition, Mr. Grasso has appealed the August 2006 order dismissing Mr. Grasso’s third party claims against Mr. McCall, but that appeal is not yet fully briefed. The Appellate Division has granted a stay of the trial and of the accounting proceeding pending its decision on Mr. Grasso’s fully briefed appeals.

In December 2003, the law firm of Winston & Strawn LLP provided the NYSE (which had engaged the firm to investigate certain matters relating to Mr. Grasso’s compensation and the process by which that compensation was determined) a report (the “Webb Report”) that stated that the total amount of excessive compensation and benefits actually received by Mr. Grasso was within the range of approximately $113 million to $125 million (including both deferred and non-deferred compensation and benefits paid to Mr. Grasso). The specific amounts of compensation and benefits that should be repaid by Mr. Grasso will be determined in the course of the above litigation. If the New York Attorney General ultimately prevails on all of his claims, the court may order Mr. Grasso to return to the NYSE portions of his compensation and benefits determined to be unreasonable or improperly awarded and declare that the alleged obligation of the NYSE to make further payments is void. At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. This accrual, which remains current, reflects management’s interpretation of the provisions contained in the most recent employment agreement, which provides terms outlining certain payments to which Mr. Grasso could be entitled upon ceasing employment with the NYSE, if that agreement is found to be valid and the payments were deemed to be allowable and appropriate under the law.

The ultimate outcome of the above litigations cannot reasonably be determined at this time.

NYSE/Archipelago Merger-Related Litigation

On July 12, 2005, Allison L. Wey filed a complaint in New York Supreme Court against the NYSE and the chief executive officer of the NYSE, John A. Thain, alleging causes of action for fraud, negligent misrepresentation and breach of fiduciary duty, and seeking unspecified compensatory damages. Ms. Wey, a former NYSE member, alleges that in connection with the sale of her NYSE membership on March 21, 2005, she relied to her detriment on statements that Mr. Thain allegedly made to certain NYSE members on February 15, 2005 regarding the NYSE’s intention to “go public.” The NYSE and Mr. Thain believe that the claims are without merit. In January 2007, the NYSE and Mr. Thain filed motions for (1) summary judgment seeking dismissal of the complaint; and (2) an order limiting the evidence plaintiff may present at trial in support of her theory of damages. The court has not ruled on defendants’ motions; trial currently is scheduled for September 2007.

On March 2 and 15, 2006, respectively, Janet Hyman and Sylvia Lief, former NYSE members, filed separate complaints in New York Supreme Court against the NYSE and Mr. Thain. The complaints sought compensatory damages for alleged breach of fiduciary duty based on a purported duty of defendants to disclose the NYSE’s merger discussions with Archipelago prior to the sale of plaintiffs’ NYSE memberships in early March 2005.

Plaintiffs filed amended complaints on June 13, 2006, and a third former member, D. Paul Rittmaster, filed a complaint on June 22, 2006, asserting the same causes of action alleged in the plaintiffs’ amended complaints. In January 2007, the court entered an order granting in part and denying in part defendants’ motion to dismiss the three amended complaints. The court dismissed plaintiffs’ negligence claims and one of two claims for breach of fiduciary duty but permitted plaintiffs to proceed on the remaining breach of fiduciary duty claim. The NYSE and Mr. Thain have appealed that portion of the court’s order that declined to dismiss the remaining breach of fiduciary duty claim.

On February 23, 2007, Peter K. Donohue, as executor and on behalf of the Estate of Peter W. Donohue, which sold its NYSE membership in February 2005, filed a lawsuit asserting causes of action similar to those asserted in the above matters. Counsel for Mr. Donohue has stated an intention to file a similar lawsuit on behalf of at least one other seller of an NYSE membership in 2005.

Employment-Related Litigation

On April 20, 2006, Graciela DaSilva, Vjoca Selmanovic and Robin Max Morris filed a complaint in the U.S. District Court for the Southern District of New York against NYSE Group, Building Maintenance Service, LLC (“BMS”) and five unnamed corporations, seeking compensatory and punitive damages for alleged gender discrimination and retaliation in violation of federal and local laws. Plaintiff DaSilva currently is employed as a porter by NYSE Group; Morris previously was employed by the NYSE as a supervisor of porters. Selmanovic previously was employed as a porter by BMS, a cleaning service contractor. On May 24, 2006, NYSE Group filed an answer to the complaint in which it denied allegations of wrongdoing and asserted various defenses.

Listing Claim Letter

On September 7, 2005, the NYSE postponed commencement of trading of the stock of Life Sciences Research (“LSR”) on the NYSE. On or about April 5, 2006, NYSE Group received a letter from counsel for LSR enclosing a draft complaint alleging breach of alleged agreements with LSR, including to list LSR stock, and seeking specific performance, damages, and other relief. The letter expressed LSR’s interest in resolving the matter without litigation. In connection with LSR’s listing on NYSE Arca on December 22, 2006, LSR and NYSE entered a settlement agreement under which LSR released NYSE from all claims relating to the 2005 postponement of trading of LSR’s stock on the NYSE.

NYSE Group is defending a number of other actions, the ultimate outcome of which cannot reasonably be determined at this time. In the opinion of management and legal counsel, the aggregate of all possible losses from all such other actions should not have a material adverse effect on the consolidated financial condition or results of operations of NYSE Group.

Commitments

NYSE Group leases office space under non-cancelable operating leases and equipment that expire at various dates through 2019. Rental expense under these leases, included in the consolidated statements of income in both Occupancy and Systems and Related Support, totaled $75.8 million, $77.3 million and $77.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Operating Leases (in thousands)

Year	Office Space	Equipment	Total
2007	$43,756	$20,147	$63,903
2008	42,164	8,768	50,932
2009	39,175	2,753	41,928
2010	36,175	792	36,967
2011	23,622	—	23,622
2012-Thereafter	80,708	—	80,708

	$265,600	$32,460	$298,060

Capital Leases

NYSE Group is party to several capital leases for certain equipment, which expire at various dates through 2011. Minimum rental commitments under capital leases at December 31, 2006 were as follows (in thousands):

Year
2007	$8,722
2008	7,676
2009	1,337
2010	94
2011	77

Total future minimum lease payments	17,906
Less—amount representing interest	(2,507)

Present value of net minimum lease payments (including $8,134 due within one year classified as current)	$15,399

NYSE Group has accumulated excess activity assessment fees, which amount to approximately $15.7 million as December 31, 2006. NYSE Group has discussed these issues with the SEC Market Regulation Division, SROs, member organizations and others in the securities industry who have had the same or similar issues and it plans to work with industry participants and the SEC to review and determine a satisfactory resolution of this matter with the consideration of all stakeholders involved. Management has accrued the full amount of the excess because it believes that it is probable that there will be an arrangement pursuant to which the entire amount will be used for a public purpose.

In the normal course of business, NYSE Group may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, NYSE Group expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE Group that have not yet been made, NYSE Group’s potential exposure under these arrangements is unknown. NYSE Group also has obligations related to deferred compensation and other post-retirement benefits. The date of the payment under these obligations cannot be determined.

Note 15—Detail of Certain Balance Sheet Accounts

Property and equipment—Components of property and equipment were as follows (in thousands):

	December 31,
	2006	2005
Land, buildings and building improvements	$250,562	$254,004
Leasehold improvements	173,546	154,242
Computers and equipment, including capital leases of $51,573 and $45,109	477,049	421,472
Software, including software development costs	154,309	98,556
Furniture and fixtures	34,592	36,158

	1,090,058	964,432
Less: accumulated depreciation and amortization, including $38,746 and $30,094, respectively, for capital leases	(711,930)	(620,898)

	$378,128	$343,534

The NYSE capitalized software development costs of approximately $41.9 million and $33.6 million in 2006 and 2005, respectively. Unamortized capitalized software development costs of $58.2 million and $42.5 million as of December 31, 2006 and 2005, respectively, are included in the net book value of property and equipment.

Accounts payable and accrued expenses—Components of accounts payable and accrued expenses were as follows (in thousands):

	December 31,
	2006	2005
Trade payables	$95,309	$127,989
Accrued compensation	193,989	134,679
Other accrued expenses	110,097	59,595

	$399,395	$322,263

Deferred revenue—Components of deferred revenue were as follows (in thousands):

	December 31,
	2006	2005
Listing fees—original	$406,198	$414,887
Registered representative and maintenance fee	10,234	10,180
License fees	12,560	100
Other	7,111	9,343

Total deferred revenue	$436,103	$434,510

The long term portion of the deferred revenue balance represents deferred original listing fees, which is a component of the Market segment. The current portion of the deferred revenue balances will be realized within the following reportable segments (in thousands):

	December 31,
	2006	2005
Market	$102,355	$91,475
Regulation	11,526	13,838

Total	$113,881	$105,313

Note 16—Subsequent Events

In connection with the combination of NYSE Group and Euronext, NYSE Euronext, as the borrower, and NYSE Group, as the guarantor until the completion of the merger with Euronext, entered into a €2.5 billion revolving credit bridge facility on January 5, 2007. The bridge facility has been established to enable the acquisition of the Euronext shares in the exchange offer. NYSE Euronext, with NYSE Group as guarantor (until completion of the combination), also intends to enter into a $3.0 billion syndicated revolving credit facility, which is expected to be used primarily as a backstop for a global commercial paper program. The proceeds from the global commercial paper program will be used for general corporate purposes, including repayment of amounts borrowed under the bridge facility and/or the syndicated revolving credit facility. The bridge facility includes and the syndicated revolving credit facility is expected to include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

On January 8, 2007, NYSE Group acquired TransactTools Inc., a company that provides enterprise messaging solutions for the securities trading industry.

On January 10, 2007, NYSE Group announced that it had signed a definitive agreement to acquire a 5% equity position in the Mumbai-based National Stock Exchange of India Limited (“NSE”), the maximum investment permitted by any foreign investor in a stock exchange under the securities regulations of India. NYSE Group will purchase the shares of NSE for $115.0 million in cash from a consortium of selling shareholders. The closing of the transaction is expected to take place during the first quarter of 2007, subject to obtaining certain approvals from various government agencies in India.

On January 31, 2007, NYSE Group and Tokyo Stock Exchange (“TSE”) signed a letter of intent that establishes a strategic alliance between the two world financial market leaders to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation.

Supplemental Financial Information

Quarterly Financial Data (unaudited)

The following represents NYSE Group’s unaudited quarterly results for the years ended December 31, 2006 and 2005. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006
Total revenues	$454,936	$659,540	$602,937	$658,537
Operating income	12,869	84,027	85,411	51,157
Net income	30,348	61,173	67,965	45,491
Earnings per share:
Basic	$0.24	$0.39	$0.43	$0.29
Diluted	$0.24	$0.39	$0.43	$0.29

2005
Total revenues	$350,497	$404,811	$452,403	$425,462
Operating income (loss)	33,691	8,706	23,533	(22,372)
Net income (loss)	26,019	12,986	22,000	(20,257)
Earnings per share:
Basic	$0.22	$0.11	$0.19	$(0.18)
Diluted	$0.22	$0.11	$0.19	$(0.18)

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managing Board of Euronext N.V.

We have audited the accompanying consolidated balance sheets of Euronext N.V., Amsterdam, The Netherlands, and its subsidiaries as of December 31, 2006, 2005 and 2004, and the related consolidated statements of income, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronext N.V. and its subsidiaries as of December 31, 2006, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with International Financial Reporting Standards as adopted by the European Union.

As discussed in “Changes in accounting policies” in note 2 to the consolidated financial statements, Euronext N.V. adopted IFRS 3 “Business combinations” and the related changes to IAS 36 “Impairment of assets” and IAS 38 “Intangible assets” for all business combinations agreed on or after March 31, 2004. Starting January 1, 2005, Euronext no longer amortizes goodwill relating to acquisitions made before March 31, 2004. As of January 1, 2005 Euronext also adopted IFRS 5 “Non-current assets held for sale and Discontinued Operations”. As of January 1, 2006, Euronext adopted the amendment to IAS 21 “The Effects of Changes in Foreign Exchange Rates” on net investments in foreign operations and the “fair value option” amendment to IAS 39 “Financial Instruments: Recognition and Measurement”.

International Financial Reporting Standards as adopted by the European Union vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in Note 3.12 to the consolidated financial statements.

/s/ KPMG Accountants N.V.	/s/ Ernst & Young Accountants
Amsterdam, The Netherlands
March 22, 2007

1. CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED 31 DECEMBER 2006, 2005 AND 2004

1.1 Consolidated income statements

In thousands of euros
	Note	2006	2005	2004
			(*** restated)	(*** restated)
Revenues
Cash trading		286,899	215,743	189,737
Listing fees		55,637	63,130	43,270
Derivatives trading		391,571	331,923	324,918
MTS fixed income		24,019	1,437	—
Settlement and custody		14,553	39,280	33,122
Information services		112,004	93,592	87,297
Sale of software		184,607	195,212	185,965
Other income	3.1.1	32,901	21,550	22,528

Total revenues		1,102,191	961,867	886,837

Costs and expenses
Salaries and employee benefits	3.1.2	275,385	264,360	271,996
Depreciation	3.1.3	32,583	49,687	67,386
Goodwill amortisation	3.1.4	—	—	39,875
IT expenses	3.1.5	166,176	139,772	129,336
Office, telecom and consultancy	3.1.6	130,089	98,785	84,392
Accommodation	3.1.7	44,358	50,111	50,990
Marketing	3.1.8	20,295	15,586	15,250
Other expenses	3.1.9	24,297	25,088	27,434

Total costs and expenses		693,183	643,389	686,659

Profit from operations		409,008	318,478	200,178

Net financing income **)	3.1.10	11,513	11,306	7,680
Results on sale of associates and activities	3.1.11	15,394	9,054	4,386
Income from associates	3.1.12	53,739	18,456	3,327

Total		80,646	38,816	15,393

Profit before tax		489,654	357,294	215,571
Income tax expense	3.1.13	116,019	103,931	54,814

Profit for the period		373,635	253,363	160,757

Attributable to:
Shareholders of the parent company *)		361,779	239,954	149,738
Minority interest	3.1.14	11,856	13,409	11,019

		373,635	253,363	160,757

Earnings per share In euros
		2006	2005	2004
Basic EPS	3.1.15	3.25	2.17	1.28
Diluted EPS	3.1.15	3.23	2.16	1.28

*)	Profit for the year attributable to the shareholders of Euronext N.V.
**)	Includes € 20.9 million of interest expense (see also note 3.1.10)
***)	See changes in accounting policies (note 2).

1.2 Consolidated balance sheets

Before profit appropriation
In thousands of euros	Note	2006	2005	2004
			(* restated)	(* restated)
Assets
Property and equipment	3.2.1	42,741	50,705	88,561
Investment property	3.2.2	4,728	—	—
Intangible assets	3.2.3	965,488	837,740	771,810
Investments in associates	3.2.4	147,297	393,558	277,827
Other investments	3.2.5	205,862	383,216	383,189
Other receivables	3.2.6	16,292	10,563	19,110
Deferred tax assets	3.2.7	18,119	12,450	39,306

Total non-current assets		1,400,527	1,688,232	1,579,803

Income tax receivable		3,810	7	—
Other receivables	3.2.8	181,305	201,035	166,971
Short term financial investments	3.2.9	168,167	265,061	82,134
Cash and cash equivalents	3.2.10	416,250	429,523	523,705

Total current assets		769,532	895,626	772,810

Disposal groups’ assets classified as held for sale	3.8	506,316	17,878	—

Total assets		2,676,375	2,601,736	2,352,613

Equity and liabilities
Issued capital		675,343	112,557	122,112
Share premium		180,486	1,080,944	1,172,706
Reserve for own shares		14,079	647	(227,073)
Retained earnings		829,531	566,451	509,733
Revaluation reserve		1,044	1,738	(46)
Currency exchange differences		(33,467)	(41,081)	(54,003)

Shareholders’ equity	3.2.11	1,667,016	1,721,256	1,523,429

Minority interests	3.2.12	50,721	33,594	21,016

Total equity		1,717,737	1,754,850	1,544,445

Liabilities
Non-current financial liabilities	3.2.13	383,037	377,157	365,856
Employee benefits provisions	3.2.14	10,057	19,059	23,700
Other provisions	3.2.15	3,148	3,425	3,399
Deferred tax liabilities	3.2.7	32,974	23,265	32,975

Total non-current liabilities		429,216	422,906	425,930

Current financial liabilities	3.2.13	142,548	27,493	11,703
Income tax payable		33,133	29,087	13,290
Other payables	3.2.16	297,882	345,255	331,912
Other provisions	3.2.15	6,173	14,837	25,333

Total current liabilities		479,736	416,672	382,238

Liabilities directly associated with disposal groups’ assets classified as held for sale	3.8	49,686	7,308	—

Total equity and liabilities		2,676,375	2,601,736	2,352,613

*)	See changes in accounting policies (note 2)

1.3 Consolidated cash flow statements

In thousands of euros	Note	2006	2005	2004
			(*** restated)	(*** restated)
I. Cash flows from operating activities
Profit before tax		489,654	357,294	215,571
Adjustments for:
Net financing income	3.1.10	(11,513)	(11,306)	(7,680)
Depreciation	3.1.3	32,583	52,640	75,590
Goodwill amortisation	3.1.4	—	—	39,875
Results on sale of associates and activities	3.1.11	(15,394)	(9,054)	(4,386)
Other non-cash or non-operational items	3.3.1	(64,974)	(32,845)	(5,590)

Total cash flow from operations before changes in working capital (a)		430,356	356,729	313,380

Decrease/(increase) in non-current receivables		(5,390)	(5,563)	7,314
Decrease/(increase) in other receivables		21,965	(39,074)	19,899
(Decrease)/increase in short-term payables		110	19,009	(39,771)

Total changes in working capital (b)		16,685	(25,628)	(12,558)

Cash generated from operations (a+b)		447,041	331,101	300,822
Income taxes paid		(133,649)	(74,152)	(72,859)
Interest received	3.1.10	22,733	22,340	26,740
Interest paid	3.1.10	(20,584)	(19,744)	(18,521)

Net cash flows from operating activities		315,541	259,545	236,182

II. Cash flows from investing activities
Investments in tangible assets		(5,746)	(8,663)	(14,579)
Investments in intangible assets		(29,212)	(34,068)	(48,876)
Proceeds from sale of tangible and intangible assets		92	84	961
Acquisitions, net of cash acquired	3.8	(47,171)	(66,778)	(83,359)
Redemption of subordinated loan by LCH.Clearnet S.A.		—	—	60,000
Disposal of associates and activities	3.8	(7,333)	4,407	—
Other investing activities (net)	3.3.2	88,353	(181,046)	(7,822)

Net cash flows from investing activities		(1,017)	(286,064)	(93,675)

III. Cash flows from financing activities
Loans received/bank facilities drawn		93,381	—	379,607
Loans redeemed		(4,826)	(4,419)	(221,727)
Dividends paid on ordinary shares		(111,374)	(66,449)	(59,833)
Share capital repayment		(333,814)	—	—
Own shares (acquired)/sold	3.2.11	1,684	(3,969)	(214,296)
Other financing activities	3.3.3	7,890	6,218	6,212

Net cash flows from financing activities		(347,059)	(68,619)	(110,037)
Effects of exchange rate changes on cash and cash equivalents		2,269	6,728	(5,526)
Effects of non-cash revaluation on cash and cash equivalents *)		6,097	5,124	—

Total cash flow over the period		(24,169)	(83,286)	26,944

Change in cash and cash equivalents	3.3.4
At beginning of year **)		440,419	523,705	496,761
At end of year		416,250	440,419	523,705

		(24,169)	(83,286)	26,944

*)	Reflects the impact of revaluation in the period of Money Market Funds that have a non-cash character. This revaluation has been identified separately from the revaluation of other captions as from January 1, 2005.
**)	Cash and cash equivalents at 31 December 2005 and 1 January 2006 include € 10.9 million of cash and cash equivalents that were included in Disposal groups assets classified as held for sale, in relation to the sale of CIK.
***)	See changes in accounting policies (note 2)

1.4 Consolidated statements of changes in equity

Attributable to shareholders of the parent company

In thousands of euros	Issued capital	Share premium	Reserve for own shares	Retained earnings	Revaluation reserve	Currency exchange difference	Total	Minority interests	Total

Balance as at 1 January 2004	122,112	1,172,706	(10,385)	419,378	—	(58,791)	1,645,020	33,188	1,678,208

Exchange difference on translation of foreign operations	—	—	—	—	—	4,788	4,788	(364)	4,424
Valuation of available-for-sale investments *)	—	—	—	—	(46)	—	(46)	—	(46)
Other movements	—	—	—	—	—	—	—	710	710

Net income recognised directly in equity	—	—	—	—	(46)	4,788	4,742	346	5,088
Profit for the period	—	—	—	149,738	—	—	149,738	11,019	160,757

Total recognised income and expense for the period	—	—	—	149,738	(46)	4,788	154,480	11,365	165,845
Dividends	—	—	—	(59,833)	—	—	(59,833)	(5,087)	(64,920)
Share-based compensation plan **)	—	—	—	450	—	—	450	120	570
Proceeds sale from shares in stock option plans	—	—	2,758	—	—	—	2,758	—	2,758
Increase in investment in GL TRADE	—	—	—	—	—	—	—	(18,570)	(18,570)
Transactions in own shares	—	—	(219,446)	—	—	—	(219,446)	—	(219,446)

Balance as at 31 December 2004	122,112	1,172,706	(227,073)	509,733	(46)	(54,003)	1,523,429	21,016	1,544,445

*)	As a consequence of the amendment to IAS 39 “Financial Instruments: Recognition and Measurement – the Fair Value Option”, the Group reclassified the equity investments as at 1 January 2006 from the category Fair value through profit or loss to the category Available for Sale with comparative information restated (see changes in accounting principles).
**)	Corresponds to the fair value of stock options and shares granted and not yet vested for services rendered, recognized as an expense in the consolidated income statements

Consolidated statements of changes in equity (continued)

			Reserve for own shares			Currency exchange difference
	Issued capital	Share premium		Retained earnings	Revaluation reserve		Total	Minority interests	Total
In thousands of euros
Balance as at 31 December 2004 (continued)	122,112	1,172,706	(227,073)	509,733	(46)	(54,003)	1,523,429	21,016	1,544,445
Exchange difference on translation of foreign operations	—	—	—	—	—	9,881	9,881	950	10,831
Valuation of available-for-sale investments *)	—	—	—	—	1,784	—	1,784	—	1,784
Other movements	—	—	—	—	—	—	—	10	10

Net income recognised directly in equity	—	—	—	—	1,784	9,881	11,665	960	12,625
Profit for the period	—	—	—	239,954	—	—	239,954	13,409	253,363

Total recognised income and expense for the period	—	—	—	239,954	1,784	9,881	251,619	14,369	265,988
Dividends	—	—	—	(66,449)	—	—	(66,449)	(5,348)	(71,797)
Share-based compensation plan **)	—	—	—	2,619	—	—	2,619	240	2,859
Proceeds from sale of shares in stock option plans	—	—	5,816	—	—	—	5,816	422	6,238
Release related to AEMS contribution	—	—	—	—	—	3,041	3,041	—	3,041
Investment in MBE Holding S.p.A.	—	—	—	—	—	—	—	4,305	4,305
Change in ownership GL TRADE	—	—	—	—	—	—	—	(1,410)	(1,410)
Transactions in own shares	—	—	1,181	—	—	—	1,181	—	1,181
Cancellation of own shares	(9,555)	(91,762)	220,723	(119,406)	—	—	—	—	—

Balance as at 31 December 2005	112,557	1,080,944	647	566,451	1,738	(41,081)	1,721,256	33,594	1,754,850

*)	As a consequence of the amendment to IAS 39 “Financial Instruments: Recognition and Measurement – the Fair Value Option”, the Group reclassified the equity investments as at 1 January 2006 from the category Fair value through profit or loss to the category Available for Sale with comparative information restated (see changes in accounting principles).
**)	Corresponds to the fair value of stock options and shares granted not yet vested for services rendered, recognized as an expense in the consolidated income statements

Consolidated statements of changes in equity (continued)

			Reserve for own shares			Currency exchange difference
	Issued capital	Share premium		Retained earnings	Revaluation reserve		Total	Minority interests	Total
In thousands of euros
Balance as at 31 December 2005 (continued)	112,557	1,080,944	647	566,451	1,738	(41,081)	1,721,256	33,594	1,754,850
Exchange difference on translation of foreign operations	—	—	—	—	—	7,614	7,614	(951)	6,663
Valuation of available-for-sale investments	—	—	—	—	(694)	—	(694)	—	(694)
Other movements	—	—	—	—	—	—	—	(754)	(754)

Net income recognised directly in equity	—	—	—	—	(694)	7,614	6,920	(1,705)	5,215
Profit for the period	—	—	—	361,779	—	—	361,779	11,856	373,635

Total recognised income and expense for the period	—	—	—	361,779	(694)	7,614	368,699	10,151	378,850
Dividends	—	—	—	(111,374)	—	—	(111,374)	(5,156)	(116,530)
Increase in nominal value	900,458	(900,458)	—	—	—	—	—	—	—
Share capital reduction	(337,672)	—	3,858	—	—	—	(333,814)	—	(333,814)
Share-based compensation plan *)	—	—	—	12,675	—	—	12,675	—	12,675
Proceeds from sale of shares in stock option plans	—	—	7,890	—	—	—	7,890	194	8,084
Transactions in own shares	—	—	1,684	—	—	—	1,684	—	1,684
Change in initial recognition of goodwill	—	—	—	—	—	—	—	16,599	16,599
Increase in investment in GL TRADE resulting from put option	—	—	—	—	—	—	—	(4,661)	(4,661)

Balance as at 31 December 2006	675,343	180,486	14,079	829,531	1,044	(33,467)	1,667,016	50,721	1,717,737

*)	Corresponds to the fair value of stock options and shares granted and not yet vested for services rendered, recognized as an expense in the consolidated income statements and corresponding tax benefits.

2. INTRODUCTION TO THE NOTES AND ACCOUNTING POLICIES

INTRODUCTION

Euronext N.V. (hereafter: Euronext) is a company domiciled at Beursplein 5, Amsterdam, the Netherlands. Euronext’s services range from facilitating public offerings and providing trading facilities for cash and derivatives products to supplying market data. It benefits from clearing services provided by LCH.Clearnet Group Ltd. (an associate) and settlement and custody services provided by local central securities depositories and through its partnership with Euroclear plc. In addition to its trading-related businesses, Euronext also sells software and IT solutions through Atos Euronext Market Solutions Holding S.A.S. and the Euronext’s subsidiary GL TRADE S.A.

The consolidated financial statements of Euronext for the year ended 31 December 2006, 2005 and 2004 comprise Euronext and its subsidiaries together referred to as the “Group” and the Group’s interest in joint venture and associates. The financial statements of the subsidiaries, joint venture and associates are prepared for the same reporting year as the parent company, using consistent accounting policies. Adjustments are made to bring into line any dissimilar accounting policies that may exist.

STATEMENT OF COMPLIANCE

The consolidated financial statements have been prepared in compliance with the IFRSs endorsed by the European Union and are in accordance with International Financial Reporting Standards (IFRSs) and their respective interpretations adopted by the International Accounting Standards Board (IASB).

RECONCILIATION TO U.S. GAAP

The consolidated financial statements of Euronext Group have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as described above. IFRS differ in certain significant respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”). For an explanation of the variation, reference is made to note 3.12 “Summary of Differences between International Financial Reporting Standards and United States Generally Accepted Accounting Principles”.

CHANGES IN THE SCOPE OF CONSOLIDATION

The impact of changes in the scope of consolidation is detailed in note 3.8 “Effects of acquisitions and disposal of subsidiaries”.

Changes in the scope of consolidation—2006

CompanynewsGroup and Hugin

In the reporting period, the Group acquired controlling interests in CompanynewsGroup and Hugin ASA. CompanynewsGroup is a distributor of news from listed companies to the investment community, media professionals and the public and was acquired in March 2006. Hugin provides innovative solutions for connecting companies (listed and non-listed) with their target audiences and was acquired in December 2006. Both companies are integrated within the Information Services business unit (see also note 3.8), and are consolidated as from their acquisition dates.

Nyfix and EMOS

Furthermore, the Group acquired interests in EMOS and Nyfix Overseas Inc in July 2006 and August 2006 respectively. Nyfix Overseas Inc is a company specialised in order administration and electronic trading systems for derivatives markets. EMOS is a supplier of middle-office solutions for derivatives products. Both companies were acquired by the Euronext subsidiary GL TRADE S.A. and as such are integrated in the Sale of Software business unit (see also note 3.8) and are consolidated as from their acquisition dates.

CIK

On 9 November 2005 Euroclear plc and Euronext signed a share purchase agreement for the full acquisition by Euroclear plc of CIK, the central securities depository of Belgium that was a wholly owned subsidiary of Euronext. This transaction was completed on 1 January 2006 at which date Euronext ceased to control and therefore to consolidate CIK (see also note 3.8).

Increase in investments

Euronext has granted to GL TRADE founders a put option on up to 10.5% of GL TRADE share capital. The option can be exercised at any moment after 28 February 2006. The exercise price per share has been set at the average market value of the previous 40 trading days, minus € 1. The present value of the exercise price of the option is reflected as a current financial liability and the difference between the exercise price of the put option and the corresponding minority interest has been recognised as goodwill.

Changes in the scope of consolidation—2005

In 2005, the following entities have been included for the first time in the scope of consolidation:

•	MBE Holding S.p.A.,

•	Societa per il Mercato dei Titolo di Stato S.p.A. (hereafter: MTS),

•	CScreen Ltd.,

•	OASIS Inc.,

•	Euronext Real Estate S.A./N.V.

MBE Holding S.p.A.

MBE Holding S.p.A. is 51% owned by Euronext and 49% by Borsa Italiana S.p.A. and was created in November 2005 as the holding company controlling MTS. As the Group and Borsa Italiana S.p.A. jointly control MBE Holding S.p.A., Euronext consolidates proportionally 51% of MBE Holding S.p.A.’s assets, liabilities, revenue and expenses.

MTS

MTS is a leading electronic trading platform for European wholesale fixed-income securities, in particular for government and sovereign bonds. Euronext and Borsa Italiana S.p.A., through MBE Holding S.p.A., subscribed to a controlling 51% interest in MTS’s share capital on 18 November 2005. The remaining MTS shares were subject to a pre-emptive rights subscription and sale mechanism first between the historical shareholders and MTS dealers, where the latter became new shareholders, and subsequently to MBE Holding S.p.A. As a result of the pre-emptive rights and sale mechanism, MBE Holding S.p.A. was committed to acquire as at 31 December 2005 an additional stake in MTS leading to a 60.37% ownership of MTS by MBE Holding S.p.A.

As MBE Holding S.p.A. is jointly controlled by Euronext (51%) and Borsa Italiana S.p.A. (49%), Euronext consolidates proportionally 51% of MTS consolidated assets, liabilities, revenues and expenses. The Group’s proportionate ownership percentage is 30.79% and a minority interests of 20.21% is therefore accounted for.

CScreen Ltd.

On 19 April 2005, the Group acquired through its subsidiary LIFFE all of the issued share capital of CScreen Ltd. CScreen Ltd. is the provider of a leading pre-trade price discovery platform for wholesale equity derivatives. As Euronext controls LIFFE, Euronext fully consolidates the financial statements of this new subsidiary. The Group ownership percentage is 100%.

OASIS Inc.

The Group acquired through its subsidiary GL TRADE S.A. all the shares of the US based OASIS Inc., on 7 July 2005. OASIS Inc. is a software and service company specialising in high performance ‘Straight Through Processing’ applications. As Euronext controls GL TRADE S.A., Euronext fully consolidates the financial statements of this new subsidiary.

Euronext Real Estate S.A./N.V.

This entity was created in 2005. At balance sheet date it is dormant.

Contributions to Atos Euronext Market Solutions Holding S.A.S.

In 2005, the Group extended its relationship with Atos Origin through AtosEuronext SBF S.A. with the contribution of additional assets and activities by both parties. An agreement to that purpose was signed on 22 July 2005. Under this agreement a new company, Atos Euronext Market Solutions Holding S.A.S. was created, owned 50% by both parties while under Atos Origin control. For further information, reference is made to paragraph 3.8.2.

Changes in the scope of consolidation—2004

The assets, liabilities, results and cash flows of 2 entities acquired by GL TRADE S.A, Davidge and Ubitrade, are included in the Group’s consolidated financial statements since the date of their acquisition in 2004.

MERGER WITH NEW YORK STOCK EXCHANGE IN 2007

On 1 June 2006, NYSE Group, Inc. and Euronext announced that they had signed an agreement to combine both exchanges in a merger of equals. The new group, to be named NYSE Euronext, will be headed by a U.S. holding company, the shares of which will be listed on the NYSE trading in U.S. dollars, and on Euronext Paris, trading in euros.

Subsequently, the legally required approval of the proposed combination has been received from the appropriate regulatory bodies in the countries involved and other relevant parties. The shareholders of both parties approved the proposed combination in Extraordinary General Meetings organised late December 2006. A tender offer was filed on 15 February 2007 within a securities note, which invited Euronext and NYSE Group shareholders to participate in the offer. The formal closing of the transaction is envisaged to occur by the beginning of April 2007, at the latest. Further reference is made to the Prospectus of NYSE Euronext Inc., which was registered with the U.S. Securities and Exchange Commission on 27 November 2006.

In the financial year 2006, an amount of € 41 million is recognised in the income statement for project costs directly linked to this transaction (see also paragraph 3.1.6). The total advisory costs related to the merger and payable partially in 2007, including those already recognised in 2006, is estimated at € 105 million. Since the incremental costs are either dependant upon the successful outcome of the transaction or have not yet been incurred as at 31 December 2006, they are not recognized in 2006 and have not been provided for in the balance sheet as at 31 December 2006.

CHANGES IN ACCOUNTING POLICIES

The accounting policies adopted are consistent with those of the previous financial year except as follows:

2006

The Group has adopted the following new and amended IFRS and IFRIC interpretations during the year. Adoption of these (revised) standards and interpretations did not have any effect on the financial statements of the Group, with the exception of the amendment made to IAS 39 in relation to the Fair Value Option as described below, and the amendment made to IAS 19 requiring additional information to be disclosed.

• IAS 19	Amendment—Employee Benefits

• IAS 21	Amendment—The Effects of Changes in Foreign Exchange Rates

• IAS 39	Amendments—Financial Instruments: Recognition and Measurement

• IFRIC 4	Determining Whether an Arrangement contains a Lease

• IFRIC 5	Rights to Interests Arising from Decommissioning Restoration and Environmental Rehabilitation Funds

• IFRIC 6	Liabilities arising from Participating in a Specific Market—Waste Electrical and Electronic Equipment

The principal effects of these changes are as follows:

IAS 19 Employee Benefits

As of 1 January 2006, the Group partly adopted the amendments to IAS 19. This change has resulted in additional disclosures being included for the years ending 31 December 2006 and 31 December 2005 but has not had a recognition or measurement impact, as the Group chose not to apply the new option offered to recognize actuarial gains and losses outside the income statement.

IAS 21 The Effects of Changes in Foreign Exchange Rates

As of 1 January 2006, the Group adopted the amendments to IAS 21. As a result, all exchange differences arising from a monetary item that forms part of the Group’s net investment in a foreign operation are recognised in a separate component of equity in the consolidated financial statements regardless of the currency in which the monetary item is denominated. This change has had no significant impact as at 31 December 2006 or 31 December 2005.

IAS 39 Financial Instruments: Recognition and Measurement

Amendment for financial guarantee contracts—amended the scope of IAS 39 to require financial guarantee contracts that are not considered to be insurance contracts to be recognised initially at fair value and to be remeasured at the higher of the amount determined in accordance with IAS 37 Provisions, Contingent Liabilities and Contingent Assets and the amount initially recognised less, when appropriate, cumulative amortisation recognised in accordance with IAS 18 Revenue. This amendment did not have any effect on the financial statements.

Amendment for hedges of forecast intragroup transactions—amended IAS 39 to permit the foreign currency risk of a highly probable intragroup forecast transaction to qualify as the hedged item in a cash flow hedge, provided that the transaction is denominated in a currency other than the functional currency of the entity entering into that transaction and that the foreign currency risk will affect the consolidated income statement. As the Group currently has no such transactions, the amendment did not have any effect on the financial statements.

Amendment for the fair value option—This amendment limits the possibility to designate a financial asset or a financial liability (or a group of financial assets, financial liabilities or both) on initial recognition as at fair value through profit or loss. As a consequence, certain investments held by the Group that were previously classified as investments at fair value through profit or loss, have been reclassified as available-for-sale, as at 1 January 2006. These investments continue to be stated at fair value, while any resultant unrealised gains or losses are recognised directly in equity. Consequently, the comparative income statement has been restated to reverse a gain reported in 2005 arising from revaluation of available-for-sale investments for an amount of

€ 2.1 million (€ 1.8 million after tax), and the consolidated statement of changes in equity has been adjusted accordingly. The impact of this amendment on the comparative information for 2004 is deemed immaterial. In the current reporting period, a total expense of € 1.9 million (€ 1.7 million after tax) that would have been recognised in the income statement, has been recognised directly in equity. At the date of the de-designation, 1 January 2006, the fair value of these investments amounted to € 20.3 million.

Furthermore, the Group chooses to classify newly purchased money market funds as available-for-sale investments and no longer applies the fair value option on this type of investment. As at reporting date, all money market funds are classified as available-for-sale investments, with the exception of those held by the Group’s subsidiary GL TRADE.

IFRIC 4 Determining Whether an Arrangement contains a Lease

The Group adopted IFRIC Interpretation 4 as of 1 January 2006, which provides guidance in determining whether arrangements contain a lease to which lease accounting must be applied. This change in accounting policy has no impact on the Group as at 31 December 2006 or 31 December 2005.

IFRIC 5 Rights to Interests Arising from Decommissioning Restoration and Environmental Rehabilitation Funds

The Group adopted IFRIC Interpretation 5 as of 1 January 2006, which establishes the accounting treatment for funds established to help finance decommissioning for a company’s assets. As the Group does not currently operate in a country where such funds exist, this interpretation has had no impact on the financial statements.

IFRIC 6 Liabilities arising from Participating in a Specific Market—Waste Electrical and Electronic Equipment

The Group adopted IFRIC Interpretation 6 as of 1 January 2006, which establishes the recognition date for liabilities arising from the EU Directive relating to the disposal of waste electrical and electronic equipment. As this Directive does not affect the Group, this interpretation has had no impact on the financial statements.

In addition, the following (amendments to) Standards and IFRIC interpretations were issued during 2006 but will become effective for financial years beginning after 1 January 2007. The Group chose not to early adopt these.

• IFRS 7	Financial Instruments: Disclosures

• IFRS 8	Operating Segments

• IAS 1	Amendment—Presentation of Financial Statements—Capital Disclosures

• IFRIC 7	Applying the Restatement Approach under IAS 29 Financial Reporting in Hyperinflationary Economies

• IFRIC 8	Scope of IFRS 2

• IFRIC 9	Reassessment of Embedded Derivatives

• IFRC 10	Interim Financial Reporting and Impairment

• IFRIC 11	IFRS 2—Group and Treasury Share Transactions

• IFRIC 12	Service Concession Arrangements

The impact of these (amendments to) Standards and IFRIC interpretations on the balance sheet and income statement presentation, if they would have been applied in 2006, is immaterial.

2005

The IASB introduced a number of modifications to existing IFRSs and IASs which became applicable as from 1 January 2005. The Group adopted all these changes as from their effective dates, although their effect on the Groups financial statements is immaterial for 2005. One of the standards becoming applicable as from 1 January 2005 is IFRS 5 “Non-current assets held for sale and Discontinued operations”. Earlier transactions and disposals such as the sale of Clearing activities in 2003 were reported on the basis of IAS 35 “Discontinuing Operations”.

2004

In addition, the IASB issued new IFRSs. The Group adopted early IFRS 2 “Share-based Payments” in 2004. It also early adopted IFRS 3 and related changes to IAS 36 “Impairment of assets” and IAS 38 “Intangible assets” for all business combinations agreed on or after 31 March 2004. Starting 1 January 2005 the Group no longer amortises goodwill relating to acquisitions made before 31 March 2004 as part of a business combination, in line with IFRS 3. The impact of the application of this standard is that goodwill amortisation impacted results of operations and net result attributable to shareholders of the company by €39.9 million in 2004 directly and an additional amount indirectly due to the investments in associates of €12.2 million.

SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

In preparing its financial statements in conformity with IFRS, the Group makes estimates concerning a variety of matters, which affect the application of policies and reported amounts of assets and liabilities, income and expenses. Some of these matters are highly uncertain, and the Group’s estimates involve judgements it makes based on the information available to it.

The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognised in the period in which the estimate is revised if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.

The following discussion highlights the Group’s critical accounting policies and estimates. The Group considers an accounting principle or estimate to be critical if it involves significant judgements and estimates on the part of its management and changes to those judgements or estimates could have a material impact on the Group’s financial presentation. The discussion below addresses only those estimates that the Group considers the most important based on the degree of uncertainty and the likelihood of a material impact if a different estimate were used. There are other areas in which the Group uses estimates about uncertain matters, but for which the reasonably likely effect of changed or different estimates is not material to the Group’s financial presentation.

Pension plan assumptions

The Group recognizes its net obligation in respect of its defined benefit pension plans on the basis of an actuarial estimate of the future benefit that employees have earned as of the balance sheet date, net of the valuation of assets to meet those obligations. The Group prepares this estimate on an annual basis taking into account different actuarial assumptions. Two critical assumptions used are the discount rate (equal to the yield at the balance sheet date on high quality fixed income instruments) on future benefits and the expected return on plan assets. The Group evaluates these critical assumptions at least annually on a plan-specific and country-specific basis. Other assumptions relate to demographic factors, such as retirement age, life expectancy and staff turnover, which are periodically evaluated and updated to reflect the Group’s past experience and future expectations. Depending on the assumptions and estimates used, the Group’s pension benefit expense could vary within a range of outcomes and have a material effect on reported earnings.

Impairment testing

Rather than being amortized, goodwill is tested for impairment at least annually under IFRS, or more frequently when there is an indication of an impairment loss. Goodwill is tested at the level of cash-generating units, which correspond to the Group’s businesses that generate independent cash flows. The impairment test is based on the relationship between the carrying amount of an asset and its recoverable amount, which is the higher of its sale price or value in use. Value in use is in turn based on the discounted future cash flows method. The determination of the underlying assumptions related to the recoverability of intangible assets is subjective, and therefore requires the exercise of considerable judgment by the Group. Although the Group performs sensitivity analyses on its main assumptions in order to strengthen the reliability of its impairment tests, changes in key assumptions about its business and prospects, or changes in market conditions, could result in future impairment charges.

Share-based compensation

In accordance with IFRS 2, the grant of equity instruments to employees for services rendered represents a supplementary benefit provided by the Group. Under IFRS 2, the Group estimates the fair value of these equity instruments at the grant date and records the value within shareholders’ equity, spread over the vesting period of the instruments. Fair value is determined using a Black-Scholes option pricing model that takes into account the specific features of the equity instrument plan (net price, period of exercise, etc.), market data at the grant date (such as price, volatility, etc.) and behavioural assumptions relating to the holders of the instruments. Different assumptions could result in material changes to the expense amounts recorded for these equity instruments.

Contingent liabilities

The Group is involved in legal and arbitration proceedings in the ordinary course of its business. The Group accrues a liability in its financial statements when an adverse outcome is probable and the amount of the loss can be reasonably estimated. Due to the uncertainty inherent in such matters, it is often difficult to predict the final outcome. The cases and claims against the Group often raise difficult and complex issues. In determining whether a loss should be accrued the Group evaluates, among other factors, the degree of probability of an unfavourable outcome and the ability to make a reasonable estimate of the amount of loss. Assessing these matters inherently involves the exercise of significant management judgment. Changes in these factors or outcomes that are different from those expected to occur could materially impact the Group’s financial position or its results of operations.

SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of preparation

The financial statements are presented in euros, rounded to the nearest thousand, unless otherwise indicated. They are prepared on the historical cost basis except for financial assets and liabilities stated at fair value through profit or loss and available-for-sale financial assets stated at fair value.

The accounting policies set out below have been applied consistently to all periods presented in these consolidated financial statements by the parent organisation and the Group entities, except as noted above in “Changes in accounting policies”.

(B) Basis of consolidation

(i) Subsidiaries

Subsidiaries are entities controlled by Euronext N.V. Control exists when Euronext N.V. has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. In assessing control, potential voting rights that presently are exercisable or convertible are taken into account. The financial statements of subsidiaries are included in the consolidated financial statements from the date that control commences until the date that control ceases. Acquisitions of subsidiaries are accounted for using the purchase method of accounting.

(ii) Joint ventures

Joint ventures are those entities over whose activities the Group has joint control, established by contractual agreement. The consolidated financial statements include the Group’s proportionate share of the entities’ assets, liabilities, revenue and expenses with items of a similar nature on a line-by-line basis, from the date that joint control commences until the date that joint control ceases.

(iii) Associates

Associates are those entities in which the Group has significant influence, but not control, over the financial and operating policies. The consolidated financial statements include the Group’s share of the total recognised gains and losses of associates on an equity accounted basis, from the date that significant influence commences until the date that significant influence ceases.

The Group considers the carrying amount of its investment in the equity of associates and its other long-term interests in an associate when recognizing its share of losses in the associate. When the Group’s share of losses exceeds its interest in an associate, the Group’s carrying amount is reduced to nil and recognition of further losses is discontinued except to the extent that the Group has incurred legal or constructive obligations or made payments on behalf of an associate.

The financial statements of associates are prepared using accounting principles similar to the Group’s accounting principles for like transactions and events in similar circumstances. Reporting dates of associates are similar to the Group’s reporting dates.

(iv) Transactions eliminated on consolidation

Intragroup balances and any unrealised gains and losses or income and expenses arising from intragroup transactions, are eliminated in preparing the consolidated financial statements. Unrealised gains arising from transactions with associates and jointly controlled entities are eliminated to the extent of the Group’s interest in the entity. Unrealised losses are eliminated in the same way as unrealised gains, to the extent that there is no evidence of impairment.

(v) Minority interests

Minority interests represent the portion of profit and loss and net assets not held by the Group and are presented separately in the income statement and within equity in the consolidated balance sheet, separately from parent shareholders’ equity. Acquisitions of minority interests are accounted for using the “parent entity extension method”, whereby the difference between the consideration and the book value of the share of the net assets acquired is recognised as goodwill.

(vi) Business combinations

Business combinations are accounted for using the acquisition accounting method. This involves recognising identifiable assets and liabilities (including contingent liabilities) of the acquired business at fair value. Goodwill acquired in a business combination is initially measured at cost being the excess of the cost of the business combination over the Group’s interest in the net fair value of the acquiree’s identifiable assets, liabilities and contingent liabilities (see accounting policy H (i)). When subsidiaries are sold, the difference between the selling price and the net assets plus cumulative translation differences and unamortised goodwill is recognised in the income statement.

(C) Foreign currency translation

The consolidated financial statements are presented in euros, which is Euronext’s functional and presentation currency. Each entity in the Group determines its own functional currency and items included in the financial statements of each entity are measured using that functional currency.

(i) Foreign currency transactions

Transactions in foreign currencies are translated at the foreign exchange rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to euro at the foreign exchange rate ruling at that date. Such foreign exchange differences arising on translation are recognised in the income statement. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to euro at foreign exchange rates ruling at the dates the fair value was determined.

(ii) Financial statements of foreign operations

The assets and liabilities of foreign operations, including goodwill and fair value adjustments arising on consolidation, are translated to euro at foreign exchange rates ruling at the balance sheet date. The revenues and expenses of foreign operations are translated to euro at rates approximating to the foreign exchange rates ruling at the dates of the transactions. Foreign exchange differences arising on retranslation are recognised directly as a separate component of equity.

(iii) Net investment in foreign operations

Exchange differences arising from the translation of the net investment in foreign operations, including monetary items that provide a hedge against a net investment in a foreign operation, are taken to the reserve for currency translation differences. They are released into the income statement upon disposal of the foreign operation.

(D) Derivative financial instruments

The Group may use derivative financial instruments to hedge its exposure to interest rate- and foreign currency risks arising from operational and financing activities. In accordance with its treasury policy, the Group does not hold or issue derivative financial instruments for speculative purposes. Derivatives that do not qualify for hedge accounting are accounted for as held-for-trading instruments.

Derivative financial instruments are recognised initially at cost. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognised immediately in profit or loss. However, where derivatives qualify for hedge accounting, recognition of any resultant gain or loss depends on the nature of the item being hedged (see accounting policy E).

(E) Hedging

(i) Cash flow hedges

Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognised asset or liability or a highly probable forecasted transaction, the effective portion of any gain or loss on the measurement to fair value of the derivative financial instrument is recognised directly in equity, with the ineffective portion recognised immediately in the income statement.

(ii) Fair value hedges

The gain or loss that is attributable to the hedged risk on the changes in fair value of a recognised asset or liability or an unrecognised firm commitment designated as a hedged item is recognised in the income statement.

(iii) Hedge of net investment in foreign operation

The portion of the gain or loss on an instrument used to hedge a net investment in a foreign operation that is determined to be an effective hedge is recognised directly in equity. The ineffective portion is recognised immediately in the income statement.

(F) Property, plant and equipment

(i) Owned assets

Items of property, plant and equipment are stated at cost or at deemed cost less accumulated depreciation (see below) and impairment losses (see accounting policy L). The cost of assets includes the initial estimate, where relevant, of the costs of dismantling and removing the items and restoring the site on which they are located.

Where parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items of property, plant and equipment.

An item of property, plant and equipment is derecognised upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the assets (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the income statement in the year the assets is derecognised.

(ii) Leased assets

Leases in accordance with the terms of which the Group assumes substantially all the risks and rewards of ownership are classified as financial leases. The owner-occupied property acquired by way of finance lease is stated at an amount equal to the lower of its fair value and the present value of the minimum lease payments at inception of the lease, less accumulated depreciation (see below) and impairment losses (see accounting policy L).

(iii) Subsequent costs

The Group recognizes in the carrying amount of an item of property, plant and equipment the cost of replacing part of such an item when that cost is incurred and if it is probable that the future economic benefits embodied in the item will flow to the Group and the cost of the item can be measured reliably. All other costs are recognised in the income statement as an expense as incurred.

(iv) Depreciation

Depreciation is charged to the income statement on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment. Land is not depreciated. The estimated useful lives are as follows:

Buildings :	5 - 40 years
IT-equipment :	2 - 3 years
Other equipment :	5 - 12 years
Vehicles :	3 - 4 years
Fixtures and fittings:	4 - 10 years

The residual value, if not insignificant, is reassessed annually.

(G) Investment property

Investment properties are measured initially at cost, including transaction costs. The carrying amount includes the cost of replacing part of an existing investment property at the time that cost is incurred if the recognition criteria are met, and excludes the costs of day-to-day servicing of an investment property.

Investment property is subsequently stated at cost less accumulated depreciation (see below) and impairment losses (see accounting policy L).

Depreciation is charged to the income statement on a straight-line basis over the estimated useful life of the investment property of 33 years for the building, and 10 years for premises.

(H) Intangible assets

(i) Goodwill

All business combinations are accounted for by applying the purchase method. Goodwill represents the difference between the cost of acquisition and the fair value of the identifiable net assets acquired with the acquisition of subsidiaries, associates and joint ventures.

Goodwill is stated at cost less any accumulated impairment losses. Goodwill is allocated to cash-generating units and is tested annually for impairment (see accounting policy L). In respect of investments in associates, the carrying amount of goodwill is included in the carrying amount of the investment in the associate. For acquisitions up to 31 March 2004, goodwill continued to be amortised up to 31 December 2004 while for new acquisitions after 31 March 2004 goodwill is not amortised.

Negative goodwill arising on an acquisition is recognised directly in the income statement.

(ii) Research and development

Expenditure on research activities, undertaken with the prospect of gaining technical knowledge and understanding, is recognised in the income statement as an expense as incurred.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalised if the product or process is technically and commercially feasible, the cost can be measured reliably, and the Group has sufficient resources to complete development and intends to do so. The expenditure capitalised includes the cost of materials and direct labour. Other development expenditure is recognised in the income statement as an expense as incurred. Capitalised development expenditure is stated at cost less accumulated amortisation (see below) and impairment losses (accounting policy L).

(iii) Other intangible assets

Other intangible assets, which are acquired by the Group, are stated at cost less accumulated amortisation (see below) and impairment losses (see accounting policy L).

Expenditure on internally generated goodwill and brands is recognised in the income statements as an expense as incurred.

(iv) Subsequent expenditure

Subsequent expenditure on capitalised intangible assets is capitalised only when it increases the future economic benefits embodied in the specific asset to which it relates. All other expenditure is expensed as incurred.

(v) Amortisation

Amortisation is charged to the income statement on a straight-line basis over the estimated useful lives of intangible assets unless such lives are indefinite. Goodwill and intangible assets with an indefinite useful life are tested for impairment at each balance sheet date. Other intangible assets are amortised from the date they are available for use. The estimated useful lives are as follows:

Goodwill (up to 31 December 2004):	5 – 20 years
Capitalised development costs & acquired licenses:	2 - 5 years
Patents:	5 years
Regulatory license:	Indefinite
Customer relationships:	5 – 20 years
Trade marks:	5 - Indefinite

(I) Investments

(i) Investments in debt and equity securities

Investments at fair value through profit or loss are classified as current assets and are stated at fair value, with any resultant gain or loss recognized in the income statement.

Where the Group has the positive intent and ability to hold debt securities to maturity, they are stated at amortised cost less impairment losses (see accounting policy L.).

Other financial instruments held by the Group are classified as being available-for-sale and are stated at fair value, with any resultant gains or losses being recognised directly in equity, except for impairment losses and, in the case of monetary items such as debt securities, foreign exchange gains and losses. When these investments are derecognised, the cumulative gains or losses previously recognised directly in equity are recognised in the income statement. Where these investments are interest bearing, interest calculated using the effective interest method is recognised in the income statement.

The fair value of financial instruments at fair value through profit or loss and financial instruments available-for-sale is their market price at the balance sheet date.

(ii) Loans and receivables

Loans and receivables are measured at amortised cost using the effective interest method, with amortisation, foreign currency gain or loss resulting from translation of the amortised cost and impairment losses recognised in the income statement

(iii) Derecognition of financial assets

A financial asset is derecognised when:

•	The rights to receive cash flows from the asset have expired;

•	The Group retains the right to receive cash flows from the asset, but has assumed an obligation to pay them in full without material delay to a third party under a ‘pass through’ arrangement; or

•	The Group has transferred its rights to receive cash flows from the asset and either

a)	Has transferred substantially all the risks and rewards of the asset, or

b)	Has neither transferred nor retained substantially all the risks and rewards of the asset, but has transferred control of the asset.

(J) Trade and other receivables

Trade and other receivables are stated at their amortised cost less impairment losses (see accounting policy L).

(K) Cash and cash equivalents

Cash and cash equivalents comprise cash balances and current investments that are readily convertible into cash. Bank overdrafts that are repayable on demand and deposits and other fixed rate interest-bearing instruments with an original maturity of less than 3 months form an integral part of the Group’s cash management and are included as a component of cash and cash equivalents for the purpose of the statement of cash flows.

(L) Impairment

The carrying amounts of the Group’s assets, other than deferred tax assets (see accounting policy U), are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset’s recoverable amount is estimated (see below under (i)).

For goodwill, intangible assets that have an indefinite useful life and intangible assets that are not yet available for use, the recoverable amount of the asset concerned or of the cash generating unit to which it has been allocated based on its fair value, is estimated at each balance sheet date.

An impairment loss is recognised whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment losses are recognised in the income statement.

Impairment losses recognised in respect of cash-generating units are allocated first to reduce the carrying amount of any goodwill allocated to cash-generating units (group of units) and then, to reduce the carrying amount of the other assets in the unit (group of units) on a pro rata basis.

When a decline in the fair value of an available-for-sale financial asset has been recognised directly in equity and there is objective evidence that the asset is impaired, the cumulative loss that has been recognised directly in equity is recognised in the income statement even though the financial asset has not been derecognised. The amount of the cumulative loss that is recognised in the income statement is the difference between the acquisition cost and current fair value, less any impairment loss on that financial asset previously recognised in the income statement.

(i) Calculation of recoverable amount

The recoverable amount of the Group’s investments in held-to-maturity securities and receivables carried at amortised cost is calculated as the present value of estimated future cash flows, discounted at the original effective interest rate (i.e., the effective interest rate computed at initial recognition of these financial assets). Receivables with a short duration are not discounted.

The recoverable amount of other assets is the greater of their net selling price and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

(ii) Reversals of impairment

An impairment loss in respect of a held-to-maturity security or receivable carried at amortised cost is reversed if the subsequent increase in recoverable amount can be related objectively to an event occurring after the impairment loss was recognised.

An impairment loss in respect of an investment in an equity instrument classified as available for sale is not reversed through the income statement. If the fair value of a debt instrument classified as available-for-sale increases and the increase can be objectively related to an event occurring after the impairment loss was recognised in the income statement, the impairment loss is reversed, with the amount of the reversal recognised in the income statement.

An impairment loss in respect of goodwill is not reversed.

In respect of other assets, an impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.

An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortisation, if no impairment loss had been recognised.

(M) Share capital

(i) Repurchase of share capital

When share capital recognised as equity is repurchased, the amount of the consideration paid, including directly attributable costs, is recognised as a change in equity. Repurchased shares are classified as treasury shares and presented as a deduction from total equity. No gain or loss is recognised in the income statement on the purchase, sale, issue or cancellation of the Group’s own equity instruments.

(ii) Dividends

Dividends are recognised as a liability in the period in which they are declared.

(N) Financial liabilities

(i) Interest-bearing borrowings

Interest-bearing borrowings are recognised initially at fair value less attributable transaction costs. Subsequent to initial recognition, interest-bearing borrowings are stated at amortised cost with any difference between cost and redemption value being recognised in the income statement over the period of the borrowings on an effective interest basis. When borrowings are repurchased or settled before maturity, any differences between the amount repaid and the carrying amount is recognised immediately in the income statement.

(ii) Put options granted to minority shareholders of controlled subsidiaries

The Group has committed itself to acquiring minority shareholdings owned by third parties in certain less than 100%-owned subsidiaries that are included in the consolidation. Since these third parties have the ability, if they so wish, to decide to exercise their put options, IAS 32 requires that the present value of the exercise price of such options be recognised as a financial liability in the Consolidated Financial Statements with no minority interest recognised for accounting purposes. The difference, if any, between the present value of the exercise price and the minority interest that would otherwise be accounted for, is recognised as part of goodwill. The goodwill will be adjusted at each closing date to reflect the variation of the liability (due to changes in the exercise price of the options) and of the minority interest. Accordingly, there will be no impact on the income statement. If the option expires and is not exercised, the liability will be reversed together with the related goodwill and the minority interest will be reinstated with no impact on the income statement.

(iii) Put options granted to other shareholders of jointly controlled entities

A put option granted to a partner in a jointly controlled entity gives them the ability, if they so wish, to oblige Euronext to acquire their investment in the entity. This is a derivative instrument measured at fair value through profit or loss. The fair value of the option is determined as being the difference between the estimated exercise price and corresponding enterprise value determined on the basis of a discounted cash flow method. When the exercise price exceeds the enterprise value, a liability is recognised through the income statement.

(iv) Derecognition of financial liabilities

A financial liability is derecognised when the obligation under the liability is discharged, cancelled or expires.

(O) Employee benefits

(i) Defined contribution plans

Obligations for contributions to defined contribution pension plans are recognised as an expense in the income statement as incurred.

(ii) Defined benefit plans

The Group’s net obligation in respect of defined benefit pension plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in return for their service in the current and prior periods. That benefit is discounted to determine its present value and the fair value of any plan assets is deducted. The discount rate used is the yield at balance sheet date on high quality corporate bonds that have maturity dates approximating the terms of the Group’s obligations. A qualified actuary using the projected unit credit method performs the calculation.

When the benefits of a plan are improved, the portion of the increased benefit relating to past service by employees is recognised as an expense in the income statement on a straight-line basis over the average period until the benefits become vested. To the extent that the benefits vest immediately, the expense is recognised immediately in the income statement.

In calculating the Group’s obligation in respect of a particular plan, to the extent that any cumulative unrecognised actuarial gain or loss exceeds 10 per cent of the greater of the present value of the defined benefit obligation and the fair value of plan assets, that portion is recognised in the income statement over the expected average remaining working lives of the employees participating in the plan. Otherwise, the actuarial gain or loss is not recognised.

Where the calculation results in a benefit to the Group, the recognised asset is limited to the net total of any unrecognised actuarial losses and past service costs and the present value of any future refunds from the plan or reductions in future contributions to the plan.

(iii) Long-term service benefits

The Group’s net obligation in respect of long-term service benefits, other than pension plans, is the amount of future benefit that employees have earned in return for their service in the current and prior periods. The obligation is calculated using the projected unit credit method discounted to its present value and reduced by the fair value of any related assets. The discount rate is the yield at the balance sheet date on high quality corporate bonds that have maturity dates approximating to the terms of the Group’s obligations.

(iv) Share-based payment transactions

Share (option) programmes allow Group employees to acquire shares of Euronext N.V. The fair value of shares and options granted after 7 November 2002 is recognised as an employee expense with a corresponding increase in equity. The fair value is measured at grant date and spread over the period during which the employees become unconditionally entitled to the options. The fair value of the options granted is measured using a binomial lattice model, taking into account the terms and conditions upon which the options were granted. The amount recognised as an expense is adjusted to reflect the actual number of share options that vest except where forfeiture is due only to share prices not achieving the threshold for vesting.

Tax deductions that relate to share-based payment transactions granted after 7 November 2002 are recognized over the vesting period partly as a deduction of tax expense (tax deduction based on the fair value of the equity instruments at the grant date) and partly as an increase of Group equity (tax deduction based on the difference between the estimated fair value of the equity instrument at the vesting date and the fair value at the grant date), in accordance with IAS 12. Tax deductions that relate to share-based payments granted before 7 November 2002 are recognized at the date of the event triggering the measurement and benefit from the tax deduction (generally at exercise date for stock option- and vesting date for share plans).

The social charges that relate to share-based payment transactions are recognized as an employee expense at the date of the event triggering the measurement and payment of the social charges (generally the exercise date for stock option- and the vesting date for share plans).

(P) Provisions

A provision is recognised in the balance sheet when the Group has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and, where appropriate, the risks specific to the liability.

(i) Restructuring

A provision for restructuring is recognised when the Group has approved a detailed and formal restructuring plan, and the restructuring has either commenced or has been announced publicly. Future operating costs are not provided for.

(Q) Trade and other payables

Trade and other payables are stated at their amortised cost.

(R) Revenue

Revenues are attributed to the period to which they relate.

(i) Services rendered

Revenues from services rendered consist mainly of fees for executing transactions in shares, bonds, options and futures, which are recognised at the trade date and billed on a monthly basis. In addition, they include proceeds from the sale of exchange information and listing fees, which are initially reported as deferred income and recognised as income over the period in which the services should be provided.

(ii) Sale of software

“Sale of software” comprises revenues from fees received for the sale of software licenses. These revenues are recognised in accordance with the substance of the licensing agreements. Revenues from licensing agreements with a specified period of time are amortised on a straight-line basis over the life of the agreements. Fees received under unlimited licensing agreements for which the Group has no remaining obligations to perform or to deliver are recognised immediately.

(S) Expenses

Expenses are attributed to the period to which they relate.

(i) Operating lease payments

Payments made under operating leases are recognised in the income statement on a straight-line basis over the term of the lease. Lease incentives received are recognised in the income statement as an integral part of the total lease expense.

(ii) Finance lease payments

Minimum lease payments are apportioned between the finance charge and the reduction of the outstanding liability. The finance charge is allocated to each period during the lease term so as to produce a constant periodic rate of interest on the remaining balance of the liability.

(T) Net financing income

Net financing income comprises interest payable on borrowings calculated using the effective interest rate method, interest receivable on investments, revaluation of financial instruments at fair value through profit or loss, dividend income, foreign exchange gains and losses, gains and losses on disposals of financial instruments and gains and losses on hedging instruments that are recognised in the income statement.

Interest income is recognised in the income statement as it accrues, using the effective interest method. Dividends are recognised in the income statement on the date the right to receive payment is established which in the case of quoted securities is usually the ex-dividend date.

(U) Income tax

Income tax on the income statement for the year comprises current and deferred tax. Income tax is recognised in the income statement except to the extent that it relates to items recognised directly in equity, in which case it is recognised in equity.

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

Deferred tax is recorded, using the balance sheet liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. The following temporary differences are not provided for: goodwill not deductible for tax purposes, the initial recognition of assets and liabilities that affect neither accounting nor taxable profit, and differences relating to investments in subsidiaries to the extent that they will probably not reverse in the foreseeable future. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantially enacted at the balance sheet date.

A deferred tax asset is recognised only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. Deferred tax assets are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

Additional income taxes that arise from the distribution of dividends are recognised at the same time as the liability to pay the related dividend.

(V) Segment reporting

A segment is a distinguishable component of the Group that is engaged either in providing products or services (business segment), or in providing products or services within a particular economic environment (geographical segment), which is subject to risks and rewards that are different from those of other segments.

(W) Non-current assets held for sale and discontinued operations

When the carrying amount of a non-current asset (or disposal group) will be recovered principally through a sale transaction rather than through continuing use, such non current assets (or group of assets and associated liabilities) are classified as held for sale. Immediately before classification of disposal groups as held for sale, the measurement of the assets (and all assets and liabilities in a disposal group) is brought up-to-date in accordance with applicable IFRSs. Then, on initial classification as held for sale, non-current assets and disposal groups are recognised at the lower of carrying amount and fair value less costs to sell. Non-current assets and disposal groups classified as held for sale are presented separately from other assets in the balance sheet. The liabilities of a disposal group classified as held for sale are presented separately from other liabilities in the balance sheet.

The Group does not depreciate (or amortise) a non-current asset while it is classified as held for sale or while it is part of a disposal group classified as held for sale.

Impairment losses on initial classification as held for sale are included in the income statement. The same applies to gains and losses on subsequent remeasurement.

A discontinued operation is a component of the Group’s business that represents a separate major line of business or geographical area of operations or is a subsidiary acquired exclusively with a view to resale. Classification as a discontinued operation occurs upon disposal or when the operation meets the criteria to be classified as held for sale, if earlier.

3. NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.1 Notes to the consolidated income statements

3.1.1	Other income

3.1.2	Salaries and employee benefits

3.1.3	Depreciation

3.1.4	Goodwill amortisation

3.1.5	IT expenses

3.1.6	Office, telecom and consultancy

3.1.7	Accommodation

3.1.8	Marketing

3.1.9	Other expenses

3.1.10	Net financing income

3.1.11	Results on sale of associates and activities

3.1.12	Income from associates

3.1.13	Income tax expense

3.1.14	Minority interests

3.1.15	Earnings per share

3.1.1 Other income

In thousands of euros	2006	2005	2004
Rent	3,804	3,914	6,952
Other	29,097	17,636	15,576

Total	32,901	21,550	22,528

Rental income has decreased since 2004 due to the ending of the sublease to LCH.Clearnet Group Ltd. in Paris.

Included in the line “Other” are various types of miscellaneous income such as dues for events, trademark royalties received and services supplied to LCH.Clearnet Group Ltd.

The increase in “other” in 2006 and 2005 is largely explained by a service arrangement with AEMS. Recharges made by MTS to its non-consolidated investments further increase “other” income in 2006.

3.1.2 Salaries and employee benefits

In thousands of euros	2006	2005	2004
Wages and salaries	192,501	190,757	209,417
Compulsory social security contributions	44,553	44,230	43,153
Pension expenses	10,327	13,635	19,212
Employee profit sharing	9,040	6,828	5,923
Increase/(reduction) early retirement plan	(540)	467	(1,105)
Temporary staff	2,886	2,076	5,555
Training	2,710	2,205	2,627
Provisions made, net of releases	248	550	151
Other	16,586	10,512	7,198

	278,311	271,260	292,131
Less:
Salaries capitalized under “Development costs”	—	4,496	14,790
Costs reimbursed by related and third parties	2,926	2,404	5,345

Total	275,385	264,360	271,996

Pension expenses include € 7.5 million related to defined contribution plans (2005: € 8.1 million; 2004: € 10.4 million) and € 2.8 million related to defined benefit plans (2005: € 5.5 million; 2004: € 8.8 million).

The number of employees (full time equivalents “FTE’s”) at the end of the year is as follows:

	2006	2005	2004
Euronext (excluding GL TRADE)	1,169	1,219	1,437
GL TRADE	1,155	1,083	1,074

Total	2,324	2,302	2,511

The analysis of FTE’s per activity is as follows:

Activity	2006	2005	2004
SBU Cash & Listing	220	232	243
SBU Derivatives	288	300	529
SBU Information Services(1)	167	60	67
Settlement and Custody(2)	38	140	111
Support—Finance/General Services	137	152	171
Support—Legal/Audit	86	83	90
Support—Human Resources	41	40	40
Support—Corporate Information Services	37	40	31
Support—Business Strategy(4)	—	—	33
MTS(3)	49	50	—
Other (including recharged staff)	106	122	122

Sub total	1,169	1,219	1,437
GL TRADE(5)	1,155	1,083	1,074

Total	2,324	2,302	2,511

(1) : includes	Companynews Group (25) and Hugin (81) in 2006
(2) : includes	CIK (99) in 2005
(3) : reflects	58 (51%) of MTS Spa, 36 EuroMTS Ltd and 2 MTS Next in 2006
(4) : FTE	related to Business Strategy as from 2005 have been allocated to support units
(5) : includes	FTE related to newly acquired EMOS (10) and Nyfix (42), and recruitment of Tunisian employees in 2006

3.1.3 Depreciation

In thousands of euros	2006	2005	2004
Depreciation of tangible fixed assets	9,944	22,335	34,473
Depreciation of investment property	307	—	—
Amortisation of intangible fixed assets	22,332	30,305	41,117
Costs reimbursed by related and third parties	—	(2,953)	(8,204)

Total	32,583	49,687	67,386

The decrease in depreciation in 2006 and 2005 is mainly due to the transfer of Liffe Market Solutions IT-related tangible and intangible assets to Atos Euronext Market Solutions Holding S.A.S. as from 1 July 2005.

3.1.4 Goodwill amortisation

In thousands of euros	2006	2005	2004
Merger of SBF, BXS and AEX at 22 September 2000	—	—	9,115
Irrecoverable VAT	—	—	24,908
Acquisition of Euronext Lisbon	—	—	4,048
Increase investment GL TRADE	—	—	500
Other goodwill amortisation	—	—	1,304

Total	—	—	39,875

With the application of IFRS 3 and the subsequent changes in IAS 36 and IAS 38, from 1 January 2005 goodwill is no longer amortised.

3.1.5 IT expenses

In thousands of euros	2006	2005	2004
Running costs	135,903	101,382	84,958
Network costs	9,579	19,522	29,727
Office automation	8,159	7,972	7,268
Development costs and projects	9,590	7,545	3,343
Other	2,945	3,351	4,040

Total	166,176	139,772	129,336

The increase of IT expenses is due to the transfer of LIFFE Market Solutions to Atos Euronext Market Solutions. Certain staff, depreciation and consultancy expenses that were previously internal costs are now invoiced by Atos Euronext Market Solutions.

3.1.6 Office, telecom and consultancy

In thousands of euros	2006	2005	2004
Office equipment	2,929	3,412	2,648
Travel, missions and receptions	14,288	13,074	12,793
Telecom	8,766	9,314	9,393
Insurance	5,477	6,407	5,851
Data information	11,564	10,285	8,752
Legal consultancy	7,518	4,782	3,802
Accounting and fiscal consultancy	5,407	5,251	4,685
Business system consultancy	2,010	1,910	2,105
Third party contractors	—	10,111	26,052
Other	72,130	34,239	8,311

Total	130,089	98,785	84,392

The increase in other office, telecom and consultancy costs is largely due to consultancy costs in relation to the corporate projects. Project costs directly related to the NYSE Euronext combination amounted to € 40.6 million. The other office, telecom and consultancy costs as at 31 December 2005 contain offsetting capital recharges for € 5.6 million that were connected to the LIFFE Market Solutions activities, which were disposed of in July 2005.

The decrease in Third party contractors’ expenses is due to the transfer of Liffe Market Solutions to Atos Euronext Market Solutions Holding S.A.S. The increase in “Other” in 2005 mainly consisted of expenses related to a research for possible cooperation with the London Stock Exchange, which amounted to € 16.6 million and a lower level of capitalisation of IT development expenses (third party contractors) explaining a further € 8.9 million of the increase in 2005.

3.1.7 Accommodation

In thousands of euros	2006	2005	2004
Rent of buildings	32,962	34,711	36,159
Security	2,497	3,495	3,550
Gas, water and electricity	4,149	4,160	4,621
Maintenance	4,806	6,793	6,220
Cleaning	2,394	2,825	2,933
Other	2,880	1,780	390
Costs reimbursed by related and third parties	(5,330)	(3,653)	(2,883)

Total	44,358	50,111	50,990

3.1.8 Marketing

In thousands of euros	2006	2005	2004
Advertising and press relations	7,517	5,538	3,685
Presentations	1,168	1,027	755
Events	3,137	1,788	2,616
Sponsoring	3,402	1,743	3,271
Foreign offices	2,481	2,396	2,277
Other	2,590	3,094	2,646

Total	20,295	15,586	15,250

3.1.9 Other expenses

In thousands of euros	2006	2005	2004
Commissions	663	375	(245)
Irrecoverable VAT	9,136	6,997	9,081
Administration & taxes	7,311	5,550	4,116
Regulatory fees	7,072	8,224	9,282
Production costs Information Services	1,218	1,027	1,266
Other	(1,103)	2,915	3,934

Total	24,297	25,088	27,434

3.1.10 Net financing income

In thousands of euros	2006	2005	2004
		(* restated)	(* restated)
Interest income	22,733	22,340	26,740
Interest expenses	(20,911)	(19,744)	(18,521)
Net foreign exchange loss	54	977	(4,376)
Investments:
Gain on disposal	(430)	322	256
Revaluation of assets to fair value	5,129	5,310	1,826
Other	4,938	2,101	1,755

Total	11,513	11,306	7,680

*)	See changes in accounting policies

The “Revaluation of assets to fair value” includes the revaluation to fair value of money market funds (see note 3.2.9) for an amount of € 5.3 million at 31 December 2006.

3.1.11 Results on sale of associates and activities

In thousands of euros	2006	2005	2004
CIK S.A./N.V.	15,469	—	—
Liffe Market Solutions	—	4,963	—
Bourse Connect	—	4,091	—
Cote Bleue S.A.	—	—	4,386
Other	(75)	—	—

Total	15,394	9,054	4,386

The gain on sale of associates and activities largely relates to the sale of CIK S.A./N.V., the central securities depository of Belgium, to Euroclear plc (see also note 3.8).

As at 1 July 2005, the Group contributed the assets and operations of LIFFE Market Solutions (LMS), the IT division of Euronext.Liffe to a newly formed company Atos Euronext Market Solutions Holding SAS (AEMS) that resulted in a capital gain of € 5.0 million, after intercompany elimination.

Under the same agreement GL TRADE sold its 34.37% stake in Bourse Connect to AEMS, which led to a capital gain of € 4.1 million, after intercompany elimination.

In July 2004, the Group received a cash payment of € 6.4 million relating to the disposal of its remaining 40% interest in Cote Bleue S.A., resulting in a capital gain of € 4.4 million.

3.1.12 Income from associates

In thousands of euros	2006	2005	2004
Group’s share in net profit of LCH.Clearnet	36,898	14,915	14,837
Intercompany elimination of Revenue Guarantee	—	(3,000)	(2,947)
Amortisation of goodwill recognised on acquisition of LCH.Clearnet	—	—	(12,273)

Net income from LCH.Clearnet	36,898	11,915	(383)
Atos Euronext Market Solutions	15,413	4,371	—
AtosEuronext	—	617	1,851
Bourse Connect	—	886	1,454
Powernext	1,077	447	82
ENDEX N.V.	36	(27)	(68)
NextInfo S.A./N.V.	191	247	179
Other	124	—	212

Total	53,739	18,456	3,327

In June 2006, LCH.Clearnet decided not to pursue the development of the Generic Clearing System within its technology strategy. In relation to this, LCH.Clearnet recognised an impairment charge of € 47.8 million (in addition to an impairment charge of € 20.1 million that was already recognised on the Generic Clearing System in 2005).

The Group’s share in this impairment charge is included in its income from LCH.Clearnet and amounts to € 14.3 million in 2006.

3.1.13 Income tax expense

Recognised in the income statement

In thousands of euros
	2006	2005	2004
Current tax expense
Current year	132,289	96,285	80,498
Adjustment for prior years	(5,961)	(1,874)	1,474

	126,328	94,411	81,972
Deferred tax expense
Origination and reversal of temporary differences	917	6,969	150
Reduction in tax rate	(10,912)	2,503	(27,308)
Adjustment for prior years	(314)	48	—

	(10,309)	9,520	(27,158)

Total income tax expense in the income statement	116,019	103,931	54,814

Reconciliation of effective tax charge

In thousands of euros	2006	2005	2004
Profit before tax	489,654	357,294	215,571

Income tax using the domestic corporation tax rates	159,243	117,165	71,290
(Partial) exempt capital gains	(4,993)	(1,923)	(439)
Other tax-exempt income	(23,190)	(9,783)	(8,486)
Non-deductible expenses	2,147	298	18,400
Under/(over)-provided in prior years	(6,276)	(1,826)	1,474
Other	(10,912)	—	(27,425)

Total	116,019	103,931	54,814

The ‘Other tax-exempt income’ reflects principally the income from associates and certain other tax-exempt investments. The non-deductible expenses in 2004 principally consist of amortization of goodwill.

The French government has enacted legislation during 2004 through which the tax on capital gains will be reduced in the years up to 2007. As a result thereof, the deferred tax positions of the Group have been restated in 2004, to reflect the expected tax rates when the related positions could be liquidated. This has resulted in a € 27.3 million reduction of income tax. A change in the expected term of liquidation of the related positions leads to an adaptation of the applicable capital gain tax rate and recognition of an additional reduction of income tax of € 10.9 million in 2006. Both reductions are reported as “Other”.

Modifications made for the comparative period (see also note 2 “Changes in accounting principles”) lead to a decrease of the tax charge of € 0.3 million in 2005.

3.1.14 Minority interests

In thousands of euros	2006	2005	2004
GL TRADE/Financière Montmartre	9,939	13,425	11,019
MTS	1,917	(16)	—

Total	11,856	13,409	11,019

In 2004, the Group controlled GL TRADE through a 51.00% participation in Financière Montmartre, which held 55.61% of GL TRADE (resulting in a net investment of 28.36%). In addition, the Group held directly 12.00% of the share capital of GL TRADE (resulting in a net investment of 40.37%).

In accordance with an agreement to that extent, in 2005 the Group acquired additional shares in Financière Montmartre in exchange for some of the GL TRADE shares held directly, resulting in a 54.77% participation in Financière Montmartre, a 9.91% direct investment in GL TRADE and a total investment in GL TRADE of 40.37%.

With the recognition of a put option granted to the GL TRADE founders in 2006 (see also note 3.2.13), the direct investment in GL TRADE held by the Group increased effectively by 10.43%.

Due to issuance of new shares by GL TRADE for their stock option plans, the net investment of the Group was diluted to 50.48% at 31 December 2006.

3.1.15 Earnings per share

Basic earnings per share

The calculation of basic earnings per share is based on the net profit attributable to ordinary shareholders and a weighted average number of ordinary shares outstanding during the period, calculated as follows:

Net profit attributable to shares

In thousands of euros	2006	2005	2004
Profit for the period	373,635	253,363	160,757
Profit attributable to shareholders of Euronext	361,779	239,954	149,738

Weighted average number of ordinary shares:
Ordinary shares at beginning of the period	112,557,259	122,111,972	122,111,972
Average number of own shares	(1,342,598)	(11,508,910)	(5,325,162)

Weighted average number of ordinary shares	111,214,661	110,603,062	116,786,810

Basic EPS (in euros)	3.25	2.17	1.28

Weighted average number of ordinary shares (diluted):
Weighted average number of ordinary shares	111,214,661	110,603,062	116,786,810
Effect of stock option schemes	923,989	502,328	490,843

Weighted average number of ordinary shares (diluted)	112,138,650	111,105,390	117,277,653

Diluted EPS (in euros)	3.23	2.16	1.28

3.2 Notes to the consolidated balance sheets

3.2.1 Property and equipment

3.2.2 Investment property

3.2.3 Intangible assets

3.2.4 Investments in associates

3.2.5 Other investments (non-current)

3.2.6 Other receivables (non-current)

3.2.7 Deferred tax assets and liabilities

3.2.8 Other receivables

3.2.9 Short term financial investments

3.2.10 Cash and cash equivalents

3.2.11 Group capital and reserves

3.2.12 Minority interests

3.2.13 Financial liabilities

3.2.14 Employee benefits

3.2.15 Other provisions

3.2.16 Other payables

3.2.1 Property and equipment

	2006			2005			2004
In thousands of euros	Land & Buildings	Equipment owned	Total	Land & Buildings	Equipment owned	Total	Land & Buildings	Equipment owned	Total
Cost
Balance at beginning of the year	118,613	161,741	280,354	117,008	330,161	447,169	116,077	355,899	471,976
Effect of exchange rate differences	1,496	(133)	1,363	2,183	3,075	5,258	(97)	(725)	(822)
Reclassifications	(3,691)	3,691	—	—	—	—	—	—	—
Acquisitions through business combinations	—	2,338	2,338	447	1,280	1,727	—	4,118	4,118
Other acquisitions from external third parties	153	6,284	6,437	544	6,729	7,273	2,341	12,005	14,346
Reclassifications to investment property	(8,010)	—	(8,010)	—	—	—	—	—	—
Contribution to Atos Euronext Market Solutions	—	—	—	—	(146,166)	(146,166)	—	—	—
Reclassifications to disposal group’s assets classified as held for sale	—	—	—	(120)	(7,413)	(7,533)	—	—	—
Other disposals and write-offs	(47,002)	(53,099)	(100,101)	(1,449)	(25,925)	(27,374)	(1,313)	(41,136)	(42,449)

Balance at end of the year	61,559	120,822	182,381	118,613	161,741	280,354	117,008	330,161	447,169

Depreciation and impairment losses
Balance at beginning of the year	81,790	147,859	229,649	75,896	282,712	358,608	72,425	290,839	363,264
Effect of exchange rate differences	1,306	(12)	1,294	1,815	2,383	4,198	(114)	(1,178)	(1,292)
Reclassifications	—	—	—	—	—	—	—	—	—
Depreciation charge for the year	3,095	6,849	9,944	5,211	17,124	22,335	4,127	30,346	34,473
Acquisitions through business combinations	—	1,675	1,675	253	785	1,038	—	3,044	3,044
Reclassifications to investment property	(2,982)	—	(2,982)				—	—	—
Contribution to Atos Euronext Market Solutions	—	—	—	—	(124,529)	(124,529)	—	—	—
Reclassifications to disposal group’s assets classified as held for sale	—	—	—	(120)	(6,527)	(6,647)	—	—	—
Other disposals and write-offs	(47,002)	(52,938)	(99,940)	(1,265)	(24,089)	(25,354)	(542)	(40,339)	(40,881)

Balance at end of the year	36,207	103,433	139,640	81,790	147,859	229,649	75,896	282,712	358,608

Carrying amount
At beginning of the year	36,823	13,882	50,705	41,112	47,449	88,561	43,652	65,060	108,712

At end of the year	25,352	17,389	42,741	36,823	13,882	50,705	41,112	47,449	88,561

3.2.2 Investment property

In thousands of euros	2006	2005	2004
Cost
Balance at beginning of the year	—	—	—
Additions (subsequent expenditure)	7	—	—
Reclassifications from property and equipment	8,010	—	—

Balance at end of the year	8,017	—	—

Depreciation and impairment losses
Balance at beginning of the year	—	—	—
Depreciation charge for the year	307	—	—
Reclassifications from property and equipment	2,982	—	—

Balance at end of the year	3,289	—	—

Carrying amount
At beginning of the year	—	—	—

At end of the year	4,728	—	—

The fair value of investment property amounts to € 5 million. This value has been determined based on valuations performed by Jones, Lang la Salle, an accredited independent valuer, as at 1 January 2006 and has not changed significantly during the year. Jones, Lang la Salle is an industry specialist in valuing these types of investment properties. The fair value represents the amount at which the assets could be exchanged between a knowledgeable, willing buyer and a knowledgeable, willing seller in an arm’s length transaction at the date of valuation, in accordance with International Valuation Standard Committee standards. Investment property generated € 1.3 million of rental income in 2006. Operating expenses that are directly related to the investment property amounted to € 0.5 million in 2006.

3.2.3 Intangible assets

	2006				2005				2004
In thousands of euros	Goodwill	Patents & Trade- marks	Develop- ment costs	Total	Goodwill	Patents & Trade- marks	Develop- ment costs	Total	Goodwill	Patents & Trade- marks	Develop- ment costs	Total
Cost
Balance at beginning of the year	954,118	4,504	115,655	1,074,277	853,640	9,209	277,804	1,140,653	790,535	8,242	237,712	1,036,489
Effect of exchange rate differences	8,646	(39)	890	9,497	16,308	15	2,242	18,565	(974)	(8)	(1,495)	(2,477)
Reclassifications	—	4,176	(4,176)	—	—	—	—	—	—	—	—	—
Internally developed	—	—	—	—	—	—	13,765	13,765	—	—	37,559	37,559
Acquisitions through business combinations	—	70	1,102	1,172	—	—	5,381	5,381	—	348	70	418
Other acquisitions	76,107	5	29,207	105,319	85,100	666	19,639	105,405	64,079	1,152	10,676	75,907
Fair value of acquired assets	(26,587)	66,082	—	39,495	3,086	—	7,129	10,215	—	—	—	—
Change in present value financial liabilities	(2,205)	—	—	(2,205)	—	—	—	—	—	—	—	—
Contribution to AEMS	—	—	—	—	—	—	(136,832)	(136,832)	—	—	—	—
Reclassifications to disposal group’s assets classified as held for sale	—	(3,560)	—	(3,560)	(4,016)	(307)	(4,219)	(8,542)	—	—	—	—
Other disposals and write-off	(3,568)	(1,914)	(17,518)	(23,000)	—	(5,079)	(69,254)	(74,333)	—	(525)	(6,718)	(7,243)

Balance at end of the year	1,006,511	69,324	125,160	1,200,995	954,118	4,504	115,655	1,074,277	853,640	9,209	277,804	1,140,653

Amortisation and impairment losses
Balance at beginning of the year	154,354	3,606	78,577	236,537	156,260	8,200	204,383	368,843	117,286	7,579	171,676	296,541
Effect of exchange rate differences	1,503	4	326	1,833	2,110	(4)	1,515	3,621	(901)	(5)	(885)	(1,791)
Reclassifications	—	1,265	(1,265)	—	—	—	—	—	—	—	—	—
Amortisation charge for the year	—	1,924	20,408	22,332	—	489	29,816	30,305	39,875	862	40,255	80,992
Acquisitions through business combinations	—	60	718	778	—	—	4,816	4,816	—	289	55	344
Contribution to AEMS	—	—	—	—	—	—	(92,444)	(92,444)	—	—	—	—
Reclassifications to disposal group’s assets classified as held for sale	—	(3,000)	—	(3,000)	(4,016)	—	(2,830)	(6,846)	—	—	—	—
Other disposals and write-off	(3,568)	(1,914)	(17,491)	(22,973)	—	(5,079)	(66,679)	(71,758)	—	(525)	(6,718)	(7,243)

Balance at end of the year	152,289	1,945	81,273	235,507	154,354	3,606	78,577	236,537	156,260	8,200	204,383	368,843

Carrying amount
At beginning of the year	799,764	898	37,078	837,740	697,380	1,009	73,421	771,810	673,249	663	66,036	739,948

At end of the year	854,222	67,379	43,887	965,488	799,764	898	37,078	837,740	697,380	1,009	73,421	771,810

Further reference is made to paragraph 3.8 “Acquisitions and disposal of subsidiaries”.

Amortisation

The amortisation is recognised in the line item “Depreciation” in the income statement (see also note 3.1.3).

Cash-generating units including goodwill and impairment tests

The carrying amount of goodwill has been allocated to the following cash-generating units, generating independent cash flows:

In thousands of euros	2006	2005	2004
Cash trading	97,407	97,407	97,049
Listing	25,934	25,934	26,843
Derivatives trading	412,810	404,979	391,076
MTS fixed income	53,440	78,700	—
Information services	94,782	66,935	65,702
Settlement and custody	34,152	34,152	33,601
Sale of software	135,697	91,657	83,109

Total	854,222	799,764	697,380

An impairment review of goodwill has been carried out in accordance with IAS 36—Impairment of Assets as at 31 December 2006.

The business plans of the Cash & Listing, Derivatives, Information Services and Settlement & Custody SBUs are based on Budget 2007 and conservative assumptions on volumes and control of expenses. Business plans cover the period 2007-2011 with a maximum perpetual growth rate of 2% after 2011 (except for Settlement & Custody, 1%). Pre-tax discount rate is 12.1% (except for Settlement & Custody, 11.8%).

The combined business plan of Hugin and Companynews is based on a strong growth in revenue over the next two years due to the introduction of the Transparency Directive, the cross selling of IR and PR products as well as synergies between the two companies. The cost base is already sufficient to support the expected growth in business and should be positively impacted by synergies between Hugin and Companynews. The business plan covers the period 2007-2011 with a perpetual growth rate of 2% after 2011. Pre-tax discount rate is 13.9%.

The business plan of MTS S.p.A is based on Budget 2007 and on the development in cash and money markets activities, a continuous strong growth of BondVision, the launch of new products and markets from 2007 onwards and a decrease in IT expenses. The business plan covers the period 2007-2011 with a perpetual growth rate of 2% after 2011. Pre-tax discount rate is 12.4%.

Based on the comparison between the sum of reported goodwill and identified intangible assets at year-end and the present value of future cash flows, no impairment loss has been recognized in that respect at 31 December 2006.

Goodwill on Sales of Software includes that arising from Euronext’s acquisition of GL TRADE shares and option on minority interest of GL TRADE and the goodwill arising from GL TRADE acquisitions of operational subsidiaries.

•

The Euronext goodwill has been tested for impairment based on the fair value less cost to sell of the company. Based on the comparison between the reported goodwill and the market capitalization of the Group as at 31 December 2006, no impairment loss has been recognized in that respect at the closing date.

•

The goodwill on GL TRADE’s operational subsidiaries has been allocated to the respective Cash Generating Units. The impairment tests of these CGU are based on the 2007 budget and four-year business plan 2008-2011 with a perpetual growth rate of 2.5% after 2011. The pre-discount rate is

13.05%. Based on the comparison between the sum of reported goodwill and intangible assets as at year-end and the present value of future cash flows, no impairment loss has been recognised in that respect at 31 December 2006.

3.2.4 Investments in associates

In thousands of euros	2006	2005	2004
Balance at beginning of the year	393,558	277,827	275,218
Currency exchange rate differences	1,661	2,413	(677)
Contribution to Atos Euronext Market Solutions	—	97,546	—
Acquisitions and capital contributions	—	—	1,073
Disposals	—	(873)	(1,939)
Reclassifications to disposal group’s assets classified as held for sale	(301,368)	—	—
Effect of business combinations	—	1,206	—
Result for the year	53,739	18,456	3,327
Dividends received	(293)	(1,928)	(1,416)
Other	—	(1,089)	2,241

Balance at end of the year	147,297	393,558	277,827

Reclassifications to disposal group’s assets classified as held for sale

In relation to the envisaged sale of the larger part of ordinary shares in LCH.Clearnet (see also paragraph 3.8), the investment in associate LCH.Clearnet has been reclassified into “Disposal group’s assets classified as held for sale”.

Atos Euronext Market Solutions Holding (prior to 1 July 2005: AtosEuronext SBF)

In 2005, the Group contributed its 50% stake in AtosEuronext SBF and the assets and operations of LIFFE Market Solutions (LMS), the IT division of Euronext.Liffe to Atos Euronext Market Solutions Holding in exchange for a 50% interest in that newly created company. While the Group holds a 50% interest in Atos Euronext Market Solutions Holding, it does not control this associate.

The composition of the investments in associates and joint ventures is as follows:

In thousands of euros		% held in share capital			Carrying Amount

Associates	Country	2006	2005	2004	2006	2005	2004
Atos Euronext SBF S.A.	France	—	—	50.00	—	—	24,330
Atos Euronext Market Solutions:	France
Goodwill recognised on acquisition					53,400	53,400	—
Share in equity		50.00	50.00	—	86,866	70,480	—

					140,266	123,880	—

NextInfo S.A./N.V.	Belgium	48.96	48.96	48.96	367	423	378
Bourse Connect S.A.	France	—	—	34.37	—	—	2,159
Powernext	France	33.97	34.00	34.00	4,318	3,237	2,789
LCH.Clearnet:
Goodwill recognised on acquisition	United Kingdom				—	233,189	233,189
Share in equity/result		—	24.90	24.90	—	30,664	13,877

					—	263,853	247,066

Associates held by MTS					1,251	1,205	—
ENDEX N.V. *)	Netherlands	9.89	9.89	10.13	829	812	839
Other					266	148	266

Total					147,297	393,558	277,827

*)	Being represented at the Board of Directors of Endex N.V., Euronext considers in view of paragraph IAS 28,7(a) to exercise a significant influence over Endex N.V.

A summary of financial information of associates at 31 December 2006 is as follows (100%) *)

In thousands of euros	Assets	Liabilities	Equity	Revenues	Profit
Atos Euronext Market Solutions	503,082	151,182	351,900	346,656	23,831
LCH.Clearnet	274,087,102	273,387,808	699,294	443,692	123,649
Powernext	22,176	9,342	12,834	11,883	2,765
NextInfo S.A./N.V.	1,271	522	749	3,346	391
ENDEX N.V.	9,351	968	8,383	3,408	301

*) To determine the Group’s share in accordance with its accounting principles, certain restatements were made to the assets and liabilities and results of associates and joint ventures. The information presented, however, is taken directly from the data reported by the entities and thus before any such restatements.

3.2.5 Other investments (non-current)

In thousands of euros	2006	2005	2004
Debt securities (available-for-sale)	—	199,218	199,218
Equity securities (available-for-sale)	204,881	182,881	182,881
Other investments	981	1,117	1,090

Total	205,862	383,216	383,189

Debt securities (available-for-sale)

The Group holds 16.6% of redeemable convertible preference shares in LCH.Clearnet. The redeemable convertible preference shares bear an interest of the higher of six-month Euro LIBOR plus 125 basis points and the dividends actually paid on ordinary shares. In view thereof their fair value is still considered to coincide with the initial recognised amount. In relation to the envisaged sale (see also paragraph 3.8), the RCPS have been reclassified into “Disposal group’s assets classified as held for sale” at December 31, 2006.

Equity securities (available-for-sale)

This caption includes the Group’s interests in Euroclear plc either held directly or through Sicovam Holding S.A. The Group considers this an available-for-sale financial instrument. The Group’s shareholding in Euroclear plc. increased in 2006 with the sale of CIK (see also paragraph 3.8). Euroclear plc. is an entity of which the shares are not publicly traded. Management has given due consideration to the valuation of the investment and concluded that there is no need for the carrying value to be changed.

3.2.6 Other receivables (non-current)

In thousands of euros	2006	2005	2004
Deposits (leases & rentals)	2,939	2,938	2,633
Loans to the Chicago Board of Trade	—	—	14,277
Loans to staff	326	505	669
Other	13,027	7,120	1,531

Total	16,292	10,563	19,110

Other receivables contain a € 10.0 million floating-rate deposit with a French system for inter-bank settlements (2005: € 5.0 million). The carrying amount of non current receivables is a reasonable approximation of their fair value.

The € 21.4 million drawn under the GBP 18 million loan facility to the Chicago Board of Trade was repayable in three yearly instalments and was collateralised by a GBP 15 million bank guarantee. An upfront interest of 10.91% equivalent to approximately 6.0% per annum has been received. This loan is part of the assets and liabilities of LIFFE Market Solutions that were contributed to Atos Euronext Market Solutions Holding S.A.S. at 1 July 2005.

3.2.7 Deferred tax assets and liabilities

Deferred tax assets and liabilities have been recognized with respect to the following items:

	2006		2005		2004
In thousands of euros	Asset	Liability	Asset	Liability	Asset	Liability
Property and equipment	160	2,424	626	3,050	12,196	4,054
Intangible assets	—	26,981	—	2,136	—	4,604
Investments	—	3,241	—	17,088	—	17,054
Employee benefits	11,999	—	6,296	416	8,286	1,553
Provisions	3,204	328	2,677	—	12,152	229
Other items	2,756	—	2,851	575	6,672	5,481

Net position in balance sheet	18,119	32,974	12,450	23,265	39,306	32,975

Movements in temporary differences during the year

Movements in deferred tax assets 2006

In thousands of euros	Property and equipment	Intangible assets	Invest- ments	Employee benefits	Provisions	Other items	2006

Balance at beginning of the year	626	—	—	6,296	2,677	2,851	12,450
Recognised in income	(153)	—	447	342	112	(1,090)	(342)
Recognised directly in equity	3	(24)	—	6,234	—	(36)	6,177
Reclassified	(316)	24	(447)	(873)	415	(296)	(1,493)
Effect of business combinations	—	—	—	—	—	—	—
Adjustments goodwill on 2005 acquisitions		—	—	—	—	1,327	1,327

Balance at end of the year	160	—	—	11,999	3,204	2,756	18,119

Movements in deferred tax liabilities

In thousands of euros	Property and equipment	Intangible assets	Invest- ments	Employee benefits	Provisions	Other items	2006

Balance at beginning of the year	3,050	2,136	17,088	416	—	575	23,265
Recognised in income	(304)	(299)	(10,757)	335	16	358	(10,651)
Recognised directly in equity	—	(112)	337	—	—	—	225
Reclassified	(322)	424	(3,427)	(751)	312	(920)	(4,684)
Effect of business combinations	—	—	—	—	—	—	—
Adjustments goodwill on 2005 acquisitions	—	24,832	—	—	—	(13)	24,819

Balance at end of the year	2,424	26,981	3,241	—	328	—	32,974

The effect of a re-calculation of deferred tax that was recognised on the sale of Clearnet to LCH.Clearnet in Paris at the reduced capital gain tax rate applicable from 2007 onwards results in a decrease of the deferred tax liabilities related to the Investments.

Where allowed, deferred tax assets have been netted with deferred tax liabilities (see ‘Reclassified’ in tables above). In addition, deferred tax linked to the deferred capital gain with LCH.Clearnet is reclassified to “Liabilities directly associated with disposal group assets held for sale” (see also note 3.8) and a current tax asset of € 0.2 million was re-classified as a deferred tax asset.

3.2.8 Other receivables

In thousands of euros	2006	2005	2004
Other trade receivables	174,747	197,358	142,265
Non-trade receivables	6,558	3,677	24,706

Total	181,305	201,035	166,971

3.2.9 Short-term financial investments

In thousands of euros	2006	2005	2004
Equity securities (available for sale)	18,544	20,449	18,308
Money market funds	9,420	10,699	—
Short-term interest investments	140,203	231,643	63,826
Interest rate swap	—	2,270	—

Total	168,167	265,061	82,134

Equity securities

Equity securities principally include an investment in AtosOrigin S.A. (0.49% of its outstanding shares). The carrying amount of this investment decreased by € 3.5 million to € 14.6 million following a revaluation to reflect the lower market value of the shares at 31 December 2006. Due to an amendment of IAS 39 (see note 2 ‘Changes in accounting policies’), equity securities included in the Short-term financial investments are classified as “Available for sale” as from 1 January 2006 with comparative information restated.

Money market funds

Money market funds include funds that are not subject to an insignificant risk of changes in value and therefore do not qualify as cash and cash equivalents (see also note 3.2.10). At the end of 2006, such money market funds are classified as available for sale. In 2005, money markets funds were all classified at fair value through profit and loss.

Short-term interest investments

This caption includes short-term time deposits with a maturity of more than three months from acquisition date and investments which are not readily convertible to cash or which are not subject to an insignificant risk of changes in value and therefore do not qualify as cash and cash equivalents. The carrying amount of these investments is a reasonable approximation of their fair value.

Interest rate swap

See note 3.2.13 Financial liabilities Interest rate swap

3.2.10 Cash and cash equivalents

In thousands of euros	2006	2005	2004
Cash	361	111	88
Bank balances	95,723	163,484	87,019
Money market funds	201,474	211,068	276,316
Other short-term interest investments	118,692	54,860	160,282

Total	416,250	429,523	523,705

Short-term interest investments, including deposits booked in “Short term financial investments” (note 3.2.9), have an average maturity of 35 days (31 December 2005: 35 days). Investments in euros have an average effective interest rate of 3.52% (31 December 2005: 2.26%) and investments in pound sterling have an average effective interest rate of 5.11% (31 December 2005: 4.49%). There is no significant difference between the carrying value of these investments and their fair value.

Money market funds, including funds booked in the caption “Short term financial investments” (note 3.2.9), have a weighted average volatility of 0.14%. At 31 December 2006, part of the money market funds (€ 191.2 million) are classified as available for sale and part (€ 10.3 million) are classified at fair value through profit and loss. In 2005, money markets funds were all classified at fair value through profit and loss.

3.2.11 Group capital and reserves

In thousands of euros	2006	2005	2004
Issued capital	675,343	112,557	122,112
Share premium	180,486	1,080,944	1,172,706
Reserve for own shares	14,079	647	(227,073)
Retained earnings	829,531	566,451	509,733
Revaluation reserve	1,044	1,738	(46)
Currency exchange differences	(33,467)	(41,081)	(54,003)

Total	1,667,016	1,721,256	1,523,429

Issued capital

The authorized share capital of Euronext amounts to € 1,200,000,000 representing 200,000,000 ordinary shares with a par value of € 6 per share. The movement schedule for the reporting period is as follows:

	2006		2005		2004
	Number of shares	Nominal value in thousands of euros	Number of shares	Nominal value in thousands of euros	Number of shares	Nominal value in thousands of euros
Position as at 1 January	112,557,259	112,557	122,111,972	122,112	122,111,972	122,112
Increase nominal value	—	900,458	—	—	—	—
Share capital repayment	—	(337,672)	—	—	—	—
Outstanding shares cancelled in the period	—	—	(9,554,713)	(9,555)	—	—

Position as at end of the period	112,557,259	675,343	112,557,259	112,557	122,111,972	122,112

The Annual General Meeting of 23 May 2006 approved an increase of the nominal value per ordinary share from € 1.00 to € 9.00. The balance of € 8.00 was transferred from the portion of the share premium reserve that was recognised as capital for Dutch tax purposes by representing the conversion of that share premium into share capital. Subsequently, the Annual General Meeting agreed on a reduction of the nominal value by € 3.00 to € 6.00, with a payment of € 3.00 per share to the shareholders.

Share premium

The share premium at the end of the period reflects the difference between the value attributed to the shares received from SBF, BXS and AEX and the nominal value of the shares issued by Euronext. It also reflects the difference between the market price of the Euronext shares at acquisition date of the BVLP shares (€ 20.63) and the par value of these Euronext shares, totalling € 95 million. Due to cancellation of shares in 2005, the share premium decreased with the average share premium of € 9.60 for each cancelled share. In August 2006 a transfer of € 8.00 per issued share to Issued capital (see also previous paragraph), resulted in a further decrease of share premium by € 900.5 million

Reserve for own shares

Reserve for own shares (treasury shares) include shares acquired under the Share repurchases program and shares held in stock to cover the Group’s employee stock option plans. The reserve includes any gain or loss that arises upon sale of treasury shares until the related program or stock option plan is finalized. Upon finalisation, the resultant total gain or loss will be transferred to Retained earnings.

The movement schedule is as follows:

	2006		2005		2004
	Number of shares	Costs in thousands of euros	Number of shares	Costs in thousands of euros	Number of shares	Costs in thousands of euros
Balance at the beginning of the year	1,720,610	647	11,758,490	(227,073)	2,710,573	(10,385)
Share capital repayment on treasury shares	—	3,858	—	—	—	—
Share Repurchase Program—Liquidity contract	(20,616)	1,684	(57,469)	1,955	(15,351)	600
Share Repurchase Program—Share buy-back	—	—	—	(774)	9,554,713	(220,046)
Share Repurchase Program—Cancellation own shares	—	—	(9,554,713)	220,723	—	—
Exercise of options	(590,479)	7,890	(425,698)	5,816	(491,445)	2,758

Balance at end of the year	1,109,515	14,079	1,720,610	647	11,758,490	(227,073)

Share capital repayment on treasury shares

Share capital repayments (see also paragraph “Issued capital”) made on treasury shares resulted in a movement of € 3.9 million in the reporting period.

Share Repurchase Program

Liquidity contract

An increase of the reserve for own shares of € 1.7 million during the reporting period relates to the transactions in Euronext shares made under the Share Repurchase Program by the liquidity provider on behalf of the Group. These transactions are made with the purpose of stabilising the share price. As at 31 December 2006 Euronext holds 45,025 shares under the liquidity contract (31 December 2005: 65,641 shares).

Share buy-back

No additional shares were purchased under this part of the program in 2006 or 2005, but withholding tax related to shares bought increased the cost of the repurchased shares by € 0.8 million in 2005.

Cancellation own shares

At 30 May 2005, Euronext cancelled 9,554,713 shares pursuant to its share buy-back program in 2004, with a total cost of € 220.7 million. The cancellation of the shares acquired under the Share Repurchase Program was registered with the AMF (the French securities supervisor) on 9 May 2005 under the authorization granted by the Annual General Meeting of 26 May 2004.

Exercise of options

As at 31 December 2006, the reserve for own shares comprises 985,452 shares (31 December 2005: 1,270,841 and 31 December 2004: 1,453,388) held by Euronext and its subsidiaries and 79,038 shares held by the Stichting Option Plan SBF, a consolidated entity (31 December 2005: 384,128 and 31 December 2004: 627,279). These shares are held in stock to cover the Group’s employee stock option plans (see also 3.2.14 “Employee benefits provisions”).

In the reporting period, following the exercise of stock options held by employees, 305,090 shares were sold in relation to the SBF Stock Option Scheme, which resulted in a movement of € 1.7 million in the Reserve for own shares. In addition, 285,389 shares were sold in relation to the Euronext Stock Option Schemes 2001 and 2002, leading to an increase of the Reserve for own shares of € 6.2 million (see also 3.2.14 “Employee benefits provisions”).

Retained earnings

Dividends

The dividends in relation to the past years were as follows:

	2005	2004	2003	2002
Dividend per share in euros	1.00	0.60	0.50	0.45
Amount of dividends in millions of euros *)	111	66	60	54

*)	Excludes dividends related to ordinary shares held by group companies.

A Supervisory Board meeting will take place after the closing of the current tender offer (see paragraph 2 “Merger with New York Stock Exchange in 2007”) in order to convey an AGM in accordance with all legal requirements.

Other movements in retained earnings

Costs related to share-based payment transactions in the period are included in the other movements in retained earnings for an amount of € 7.4 million. Furthermore, € 5.3 million of net income tax benefits related to treasury shares and share-based payment transactions has been recognized directly in equity.

Revaluation reserve

Changes in fair value of available-for-sale financial instruments gave rise to a € 0.7 million decrease of the Revaluation reserve.

Currency exchange differences

The assets and liabilities of foreign (non-euro) operations, including the goodwill paid, are translated to euro at foreign exchange rates according to Euronext’s accounting principles, resulting in a positive currency exchange difference of € 7.6 million for 2006.

3.2.12 Minority interests

In thousands of euros	2006	2005	2004
GL TRADE/Financière Montmartre	27,976	29,111	21,016
MTS	22,745	4,483	—

Total	50,721	33,594	21,016

Further reference is made to paragraph 3.8.

3.2.13 Financial liabilities

In thousands of euros

Non-current financial liabilities	2006	2005	2004
Loans and borrowings
Bond loan	367,192	368,157	353,856
Bank borrowings	10,123	9,000	12,000
Put option granted to minority shareholders	5,722	—	—

Total	383,037	377,157	365,856

Current financial liabilities	2006	2005	2004
Loans and borrowings
Bank borrowings	92,753	3,193	3,279
Loan notes	5,029	5,652	6,737
Other financial liabilities
Interest rate swap	6,543	—	1,529
Bank overdrafts	1,163	—	94
Put option granted to minority shareholders	36,100	18,567	—
Other short-term financial liabilities	960	81	64

Total	142,548	27,493	11,703

Net financial indebtedness	2006	2005	2004
Non-current financial liabilities	383,037	377,157	365,856
Current financial liabilities	142,548	27,493	11,703
Short-term financial investments	(168,167)	(265,061)	(82,134)
Cash and cash equivalents	(416,250)	(429,523)	(523,705)

Total	(58,832)	(289,934)	(228,280)

Bond loan (non-current)

On 9 February 2004, the Group issued a £250 million 5.125% fixed-rate bond maturing on 16 June 2009 with a view to lengthening the profile and significantly reducing the cost of the Group’s existing debt. The all-in cost of this financing, which was swapped to floating rate, amounts to 23 basis points over 3-month Libor, reported as interest expense. This bond does not contain any financial covenant nor material customary provision, which may lead to an early redemption. It is recognised in the balance sheet at amortised cost, with directly related costs of issuing debt deducted from the amount of debt originally recognised and, together with transaction costs and issue premiums, amortised over the life of the debt using the effective interest rate of the transaction. The price risk affecting the fixed rate bond is hedged by an interest rate swap. The carrying amount of the bond is adjusted for the gain or loss attributable to the hedged interest rate risk, with such gain or loss recognised in profit and loss and mostly offset by gain or loss from re-measuring the hedging swap at fair value through profit and loss. As a consequence, the carrying amount of the bond is a reasonable approximation of its fair value. The carrying amount of the bond is also adjusted for changes in €/£ currency rates with the resulting gain and loss recognised in profit and loss. In the reporting period, the book value of the bond loan decreased by € 1.0 million due to a € 0.4 million increase in amortised costs, a € 8.8 million negative adjustment for the fair value fluctuation of the interest rate risk hedged (offset by an almost similar adjustment to the fair value of the interest rate swap hedging instrument (see below Interest rate swap) and a € 7.4 million positive currency revaluation

Bank borrowings (non-current and current)

On 4 August 2006, the Group entered into a € 300 million multi-currency revolving bank facility maturing on 4 August 2011. Borrowings under this facility can be drawn for general corporate purposes upon request of the borrower for a total aggregate amount up to € 300 million. As at 31 December 2006, borrowings in euro drawn under this facility in aggregate amount to € 70.0 million and borrowings in pounds sterling drawn under this facility in aggregate amount to £ 11.0 million (€ 16.4 million). No guarantees were provided for this facility and this facility does not contain any financial covenants or other provisions that could lead to early redemption, other than customary events of default provisions and change of control provisions.

On 24 June 2004, GL TRADE entered into a five year banking facility agreement for an amount of € 15 million. This facility is indexed on Euribor with a floor rate, falls due on 24 June 2009 and includes a capital redemption of € 3.0 million per year. As at 31 December 2006, the outstanding facility amounts to € 9.0 million of which € 4.5 million are classified as current loans and borrowings. On 31 August 2006, GL TRADE entered into an additional five year banking facility agreement indexed on Euribor with a floor rate for an amount of € 7 million of which € 1.4 million are classified as current loans and borrowings at 31 December 2006. No guarantees were provided for these loans.

The carrying amount of these borrowings is a reasonable approximation of their fair value.

Loan notes (current)

In connection with the acquisition of LIFFE, the Group also issued variable rate guaranteed unsecured loan notes redeemable at the holders’ request or on 7 January 2007 at the latest. The outstanding loan notes are reported in the current loans and borrowings for € 5.0 million (£ 3.4 million).

Put options granted to minority shareholders

GL TRADE founders are granted a put option on up to 10.5% of GL TRADE share capital as at 30 June 2004. The option can be exercised at any moment after 28 February 2006. The exercise price has been set at the average market value of the previous 40 trading days, less 1 euro. The present value of the exercise price of the option is reflected as a current financial liability. The difference between the exercise price of the put option and the corresponding minority interest has been recognised as goodwill.

GL TRADE has granted put options to minority shareholders of the companies Glesia and GL TRADE America Inc., which GL TRADE controls. The put option related to GL TRADE America Inc. has been exercised during the third quarter of 2006.

Euronext has granted Borsa Italiana a put option on its 49% stake in MBE Holding, the 51:49% Euronext/Borsa Italiana holding company controlling MTS. The option is exercisable at any time until 2010. As MBE Holding is jointly controlled by the Group and Borsa Italiana, and is proportionally consolidated at 51% by the Group, the put option is treated as a derivative financial instrument. The fair value of this option is determined as being the difference between the estimated exercise price and 49% of the enterprise value determined on the basis of a discounted cash flow method. When the exercise price exceeds the enterprise value, a liability is recognised. At balance sheet date, as the exercise price did not exceed the enterprise value; no liability was required to be recognised.

Interest rate swap (current)

The £250 million fixed-rate bonds maturing on 16 June 2009 (see above Bond Loan) has been swapped to floating rate using an interest rate swap designated as hedging the changes in the bonds fair value due to the changes in interest rates. The interest rate swap is recognised at fair value in the balance sheet with changes in fair value due to fluctuations in interest rates and currency rates booked in the income statement and substantially offset by the changes in fair value of the hedged bonds. In 2006, the fair value of the interest rate swap decreased by € 8.8 million, offsetting the positive adjustment of the hedged bond loan for the fair value fluctuation of the interest rate risk hedged.

3.2.14 Employee benefits provisions

3.2.14.1 Defined contribution plans

The Group contributes to defined contribution plans. The total expense in relation to these plans amounted to € 7.5 million in the reporting period, which is fully recognised in the line item “salaries and employee benefits” in the income statement.

3.2.14.2 Defined benefit plans

The Group contributes to a number of defined benefit plans:

A—Post employment benefit plans:

•	Retirement plans: Normal retirement ages vary from 60 to 65 years.

•

Early retirement plans:    In 2002 and 2001, in some countries, the Group introduced early retirement plans for employees, meeting certain conditions for the total employment term, now closed to new participants.

•	Other post-employment benefits: Other post-employment benefits include obligations for Retirement indemnities and Post-employment medical care.

In some of the locations, especially the Netherlands, the obligations are funded via pension funds.

B—Other long term benefits include Jubilee awards paid in some countries when employees reach certain level of seniority.

The liability for defined benefit obligations is analysed as follows:

In thousands of euros	2006	2005	2004
Present value of funded obligations	146,220	150,500	133,563
Fair value of plan assets	(137,618)	(128,675)	(116,015)

Present value of net obligations	8,602	21,825	17,548

Present value of unfunded obligations	10,639	16,565	19,792
Unrecognised actuarial losses/gains	(8,384)	(19,496)	(13,640)
Unrecognised past service costs	(800)	165	—

Recognised liability for defined benefit obligations	10,057	19,059	23,700

Movements in the net liability for defined benefit obligations recognised in the balance sheet

In thousands of euros	2006	2005	2004
Net liability for defined benefit obligations at beginning of year	19,059	23,700	28,120
Acquisitions through business combinations	—	708	111
Reclassified to liabilities directly associated with disposal of group’s assets classified as held for sale	—	1,502	—
Contributions paid	(11,494)	(13,073)	(12,179)
Pension expense recognised in the income statement	2,784	5,499	8,753
Jubilee award expense recognised in the income statement	248	297	—
Early retirement plan expense/(income) recognised in the income statement	(540)	426	(1,105)

Net liability for defined benefit obligations at end of year	10,057	19,059	23,700

Expense recognised in the income statement
In thousands of euros	2006	2005	2004
Current service costs	5,179	5,100	5,832
Interest cost	6,164	6,414	6,705
Expected return on plan assets	(5,365)	(6,558)	(5,484)
Actuarial gain/loss recognised	794	724	660
Past service cost recognised	(145)	(181)	1,040
Curtailment or settlement loss/(gain)	(3,843)	—	—

Pension expense recognised in the income statement	2,784	5,499	8,753
Jubilee award expense recognised	248	297	—
Early retirement plan expense recognised in the income statement	(540)	426	(1,105)

Total	2,492	6,222	7,648

This expense is fully recognised in “Salaries and employee benefits” in the income statement. Due to changes in the legislation in the Netherlands the Dutch pension plan had to be modified. Together with the termination of the Dutch medical plan in 2006, this lead to curtailment gains of € 3.8 million in 2006.

Movements in the present value of defined benefit obligations *)
In thousands of euros	2006	2005
Present value of defined benefit obligations at beginning of the year	167,065	155,813
Interest cost	6,164	6,414
Current service costs	5,179	5,100
Past service costs	822	—
Benefits paid	(8,211)	(11,450)
Curtailment loss/(gain)	(4,146)	—
Reclassified as held for sale	—	(1,006)
Acquisitions through business combinations	—	707
Actuarial loss/(gain)	(9,722)	10,764
Jubilee award expense recognised	248	297
Early retirement plans expense/(income) recognised	(540)	426

Present value of defined benefit obligations at end of the year	156,859	167,065

Movements in the fair value of plan assets *)
In thousands of euros	2006	2005
Fair value of plan assets at beginning of the year	128,675	117,841
Expected return on plan assets	5,365	6,558
Contributions by the employer	11,494	13,073
Benefits paid	(8,211)	(11,450)
Reclassified as held for sale	—	(2,065)
Actuarial (loss)/gain	295	4,718

Fair value of plan assets at end of the year	137,618	128,675

Weighted average assumptions to determine defined benefit obligations or net costs (EROA)

	2006	2005	2004
Discount rate at end of period	4.44%	4.14%	4.7%
Expected return on plan assets at end of period (EROA)	4.25%	4.27%	4.5%
Future salary increases (incl. 2% inflation)	3.60%	3.58%	3.6%
Rate of price inflation *)	2.00%	2.00%	—
Future pension increases	1.73%	1.75%	1.2%

*)	Comparative information for 2004 is not available.

Plan assets *)	Percentage of plan assets 2006

Equity securities	27.90%
Debt securities	70.30%
Property	0.80%
Other	1.00%

Total	100.00%

*)	Comparative information is not available.

Other information

Plan assets

The actual return on plan asset in 2006 is € 5.6 million. The expected return on plan assets is based on a weighted average of expected long term return of each asset class of the pension fund or the insurer”. The Fair value of Euronext NV shares included in the fair value of plan assets amount to € 3.2 million.

Experience adjustments

The experience adjustments, for the current annual period, arising on plan liabilities amount to €—4.8 million, of the plan liabilities and € 0.3 million of the plan assets.

3.2.14.3 Euronext Stock Option Plans

Euronext Employee stock option plans

The terms and conditions of the stock option plans are as follows, all options being settled by physical delivery of shares:

	SBF Stock Option Scheme*)	Euronext Stock Option Scheme 2001		Euronext Stock Option Scheme 2002	Euronext Stock Option Scheme 2004
Date of grant	27 June 2000	5 July 2001		16 Sept. 2002	17 Sept. 2004	24 Dec. 2004
Number granted	1,226,682	175,201	81,155	590,932	686,000	44,500
of which accepted	1,226,682	151,614	69,113	589,274	646,000	44,500
Contractual life	7 years	10 years	10 years	7 years	7 years	7 years
Exercise price (in euros)	5.62	24.00	21.60	21.08	22.28	22.60

Outstanding as at 1 January 2004	1,090,690	139,300	55,937	561,972	—	—
Adjusted	—	1,177	—	—	—	—
Granted and accepted	—	—	—	—	686,000	44,500
Exercised	(490,592)	—	(853)	—	—	—
Cancelled	—	(10,533)	(6,055)	(73,263)	(52,000)	—

Outstanding as at 31 December 2004	600,098	129,944	49,029	488,709	634,000	44,500
Granted and accepted	—	—	—	—	—	—
Adjusted	—	—	142	—	—	—
Exercised	(215,970)	(47,175)	(33,630)	(122,923)	(6,000)	—
Cancelled	—	(1,642)	(504)	—	(12,000)	—

Outstanding as at 31 December 2005	384,128	81,127	15,037	365,786	616,000	44,500

Adjusted	—	—	135	—	—	—
Exercised	(305,090)	(52,968)	(8,298)	(224,123)	—	—
Cancelled	—	—	(186)	—	(14,000)	—

Outstanding as at 31 December 2006	79,038	28,159	6,688	141,663	602,000	44,500

Exercisable as at 31 December 2006	79,038	28,159	6,688	141,663	—	—

*)	Number of options based on Euronext shares: 7.02 Euronext shares for 1 SBF share.

SBF Stock Option Scheme

Under the SBF Option Scheme, each option is exercisable for one share of Euronext Paris. The exercise price of each option is € 39.47 (7.02 times € 5.62) for one share of Euronext Paris. Options can be exercised after 27 June 2002 insofar as the entitled employee is still employed by the Group or in case the holder of the options is no longer employed by the Group under certain conditions. It is stipulated that after exercising the options, the shares in Euronext Paris that will be acquired by the option holders are converted into shares of Euronext. Each share of Euronext Paris.will be converted to 7.02 shares of Euronext.

Euronext Stock Option Scheme 2001

The Euronext Employees Stock Option Plan 2001 is directly related to the initial public offering and listing of the Euronext shares on 5 July 2001. Each option granted by Euronext entitles the option holder to purchase one Euronext Share at the exercise price of € 24.00 for employees of Euronext Brussels. and for certain management employees and Directors of Euronext Amsterdam, or € 21.60 for other employees of Euronext Amsterdam. The options can be exercised between 5 July 2004 and 5 July 2011 if the entitled employee is still employed by the Group or under certain conditions in cases where the holder of the options is no longer employed by the Group. Treasury shares will be used upon exercise of these options.

Euronext Stock Option Scheme 2002

Options granted under this scheme can be exercised between 16 September 2005 and 16 September 2009 if the entitled employee is still employed by the Group or under certain conditions in cases where the holder of the options is no longer employed by the Group. Treasury shares will be used when options are exercised.

Euronext Stock Option Scheme 2004

Options granted under this scheme can be exercised between 17 September 2007 and 17 September 2011 if the employee is still employed by the Group, and if the EPS have exceeded general cost-of-living-indices by 4% or more. Treasury shares will be used when options are exercised

The number and weighted average exercise prices of stock options under Euronext Stock option plans is as follows:

	Weighted average exercise price 2006	Number of options 2006	Weighted average exercise price 2005	Number of options 2005	Weighted average exercise price 2004	Number of options 2004

Outstanding at beginning of the year	17.84	1,506,578	16.95	1,946,280	12.19	1,847,899
Adjusted during the year	21.60	135	21.60	142	24.00	1,177
Cancelled during the year	22.27	(14,186)	22.46	(14,146)	21.76	(141,851)
Exercised during the year	13.36	(590,479)	13.62	(425,698)	5.65	(491,445)
Granted during the year	—	—	—	—	22.30	730,500

Outstanding at the end of the year	20.70	902,048	17.84	1,506,578	16.95	1,946,280
Exercisable at the end of the year	16.63	255,548	14.13	819,586	9.69	779,071

3.2.14.4 Euronext Share Plans

	Executive Incentive Plan 2005	Executive Incentive Plan 2006	All employee plan

Date of grant	28 Sept. 2005	28 Sept. 2006	30 June 2006
Number granted	378,118	297,645	7,270
Contractual life	3 years	3 years	3 years
Shares outstanding as at 1 January 2005	—	—	—
Granted and accepted	376,118	—	—

Shares outstanding as at 1 January 2006	376,118	—	—
Granted and accepted	—	297,645	7,270
Subsequent awards	—	—	4,154
Adjusted	2,000	—	—
Cancelled	(12,500)	(2,551)	—

Shares outstanding as at 31 December 2006	365,618	295,094	11,424

Executive Incentive Share plan—2005

On 28 September 2005 the Group granted 376,118 shares to its executive managers. According to the stipulations of this plan, these employees will receive their shares on 29 September 2008 if they are still employed by the Group and if the evolution of the EPS corresponds at least to the average evolution of a basket of listed shares

Executive Incentive Share plan—2006

On 28 September 2006 the Group granted 297,645 shares to its executive managers. According to the stipulations of this plan, these employees will receive their shares on 29 September 2009 if they are still employed by the Group and if the evolution of the EPS corresponds at least to the average evolution of a basket of listed shares.

All Employee Share plan

Euronext introduced an All Employee Share plan that allows employees to purchase Euronext shares with monthly- or annual savings to a maximum of € 2,400 per annum. Euronext committed itself to match these savings by purchasing shares to a maximum of € 1,200 per annum per participant. In addition it granted 10 shares per employee upon the launch of the program, on 30 June 2006. If EBIT expectations are exceeded by 10 or 20% during the three-year vesting period, additional incentive shares will be granted to participants.

The equivalent number of Euronext shares to match employee savings is considered to be granted in the reporting period.

3.2.14.5 GL TRADE Stock Option Plans

Stock options have been granted to personnel under a scheme with various grants, starting 1999 up to and including 2004. The main characteristics of this scheme are:

Exercise price :	Varying from € 15.20 to € 52.02
Contractual life:	7 years
Total number of granted instruments:	460,920
Vesting conditions:	not applicable
Outstanding options as at 31 December 2006:	267,585

The number and weighted average exercise prices of stock options under GL TRADE stock option plans is as follows:

	Weighted average exercise price 2006	Number of options 2006	Weighted average exercise price 2005	Number of options 2005	Weighted average exercise price 2004	Number of options 2004

Outstanding at beginning of the year	30.01	304,665	27.98	353,501	27.26	374,221
Cancelled during the year	17.45	(13,300)	26.89	(2,670)	26.89	8,170
Exercised during the year	16.39	(23,780)	14.61	(46,166)	14.78	20,050
Granted during the year	—	—	—	—	27.10	7,500

Outstanding at the end of the year	31.85	267,585	30.01	304,665	27.98	353,501

Exercisable at the end of the year	31.85	267,585	30.09	297,165	28.67	209,391

3.2.14.6 Fair value of equity instruments granted

Fair value of services received in return for share based payments

The fair value of services received in return for shares and stock options granted are measured by reference to the fair value of shares and stock options granted. The estimate of the fair value of the services received is measured based on the binomial pricing model. The contractual lives of the stock options are used as input into this model, as are expectations of early exercise.

Fair value of equity instruments and assumptions:

	Euronext Stock Option Scheme 2004	Euronext Stock Option Scheme 2004	Euronext Executive Incentive Share Plan 2005	Euronext Executive Incentive Share Plan 2006	Employees GL TRADE 2003	Employees GL TRADE 2004
Fair value at measurement date	6.86	6.11	34.33	73.61	5.44	8.79
Share price	23.28	22.45	36.08	76.55	27.75	31.94
Exercise price	22.28	22.60	n/a	n/a	26.89	27.17
Expected volatility 1)	0.35	0.35	0.35	0.25	0.10	0.10
Risk-free interest rate 2)	0.03	0.03	0.03	0.04	0.02	0.02

1)	Expressed as weighted average volatility used in the modelling under binomial pricing model
2)	Based on national government bonds

The expected volatility is based on the historic volatility (calculated based on the weighted average remaining life of the stock options), adjusted for any expected changes to future volatility due to publicly available information. Stock options under Euronext Stock Option Scheme 2004 are granted under a service condition and a non-market performance condition. Such conditions are not taken into account in the grant date fair value measurement of the services received. There are no market conditions associated with the stock option grants. The fair value of the shares granted under the Executive Incentive Share plans 2005 and 2006 at grant date is determined based on the Black-Scholes formula. The model imputs are the share price of € 36.08 and € 76.55 respectively, expected dividends of 1.7 per cent and 1.3 per cent respectively, a term of three years with an additional two year retention period and a risk-free interest rate of 2.5 per cent and 3.6 per cent respectively.

Employee expenses recognised in the income statement:

In thousands of euros	2006	2005	2004
Euronext Stock Option Scheme 2004	1,466	1,418	450
Executive Incentive Share Plan 2005	3,986	1,039	—
Executive Incentive Share Plan 2006	1,728	—	—
All Employee Share Plan 2006	157	—	—
Employees GL TRADE	33	162	—

Total	7,370	2,619	450

3.2.15 Other provisions

	2006			2005			2004
In thousands of euros	Personnel	Other	Total	Personnel	Other	Total	Personnel	Other	Total
Balance at beginning of the year	9,308	8,954	18,262	7,306	21,426	28,732	8,322	34,072	42,394
Provisions made	258	1,095	1,353	8,542	1,863	10,405	6,933	502	7,435
Provisions used	(8,231)	(668)	(8,899)	(5,000)	(11,667)	(16,667)	(6,241)	(12,485)	(18,726)
Provisions reversed	(1,173)	(218)	(1,391)	(1,540)	(1,812)	(3,352)	(1,416)	(878)	(2,294)
Reclassifications	528	(638)	(110)	—	—	—	(292)	97	(195)
Contributions to AEMS	—	—	—	—	(1,007)	(1,007)	—	—	—
Effect of business combinations	—	13	13	—	—	—	—	110	110
Effect of currency exchange rate differences	2	91	93	—	151	151	—	8	8

Balance at end of the year	692	8,629	9,321	9,308	8,954	18,262	7,306	21,426	28,732

—Non-current (> 1 year)	—	3,148	3,148	330	3,095	3,425	15	3,384	3,399
—Current (< 1 year)	692	5,481	6,173	8,978	5,859	14,837	7,291	18,042	25,333

Total	692	8,629	9,321	9,308	8,954	18,262	7,306	21,426	28,732

The other provisions can be specified as follows:

In thousands of euros	2006	2005	2004
Legal and operational	1,844	3,034	1,398
Retired stockbrokers	2,491	2,097	2,126
Migration	—	—	966
Building dilapidation	4,284	3,823	5,350
Revenue guarantee LCH.Clearnet Group Ltd.	—	—	10,000
Other	10	—	1,586

Total	8,629	8,954	21,426

3.2.16 Other payables

In thousands of euros	2006	2005	2004
Other trade payables	191,187	217,971	218,385
Non-trade payables and accrued expenses	106,695	127,284	113,527

Total	297,882	345,255	331,912

At December 31, 2005 and 2004, an amount of € 43.5 million of deferred gain on sale of associates at the end of 2003, was reported as a non-trade payable in relation to the sale of the Group’s share in BCC/Clearnet and London Clearing House. This deferred gain was reclassified to “Liabilities directly associated with disposal group’s assets classified as held for sale” in relation to the envisaged sale of the investments in LCH.Clearnet in 2007 (see also note 3.8).

3.3 Notes to the consolidated cash flow statements

The cash flow statement provides information about the cash flows in order to analyze the changes in the net assets of the Group, its financial structure and its ability to affect the amounts and timing of cash flows.

Cash flows arising from transactions in foreign currency are recorded by applying the exchange rate at the date of the transaction or the average rate as far as the cash flow in foreign currency relate to the operating activities. The effect of the exchange rate is shown separately in the cash flow statement, in order to reconcile with cash and cash equivalents at the end of the year.

Any part of operating, investing or financing transactions that does not require the use of cash and cash equivalents has been excluded from the cash flow statement. For that reason, reported line items in the income statement may vary from the actual cash flow related to that component as reported in the cash flow statement.

3.3.1 Cash flows from operating activities

“Operating activities” are the principal revenue-generating activities of the Group. The cash flows from Operating activities are shown according to the indirect method whereby net profit or loss is adjusted for the effects of transactions of a non-cash nature, any deferrals or accruals of past or future operating cash receipts or payments, and items of income or expense associated with investing or financing cash flows.

Other non-cash or non-operational items include:

In thousands of euros	2006	2005	2004
Movement in provisions	(18,021)	(19,749)	900
Income from associates and joint ventures	(53,739)	(18,456)	(3,327)
Cost of share based compensation plan	7,370	2,619	450
Other	(584)	2,741	(3,613)

Total	(64,974)	(32,845)	(5,590)

3.3.2 Cash flows from investing activities

Other investing activities are the acquisition and disposal of long-term assets and other investments not included in cash equivalents.

In thousands of euros	2006	2005	2004
(Investments)/disinvestments in current short term financial assets	95,363	(178,502)	(8,382)
Acquisitions in, disposal of and distribution by investments in associates	293	1,972	95
Distribution to minority shareholders	(7,127)	(5,348)	(5,087)
Other investing activities	(176)	832	5,552

Total	88,353	(181,046)	(7,822)

Investments and disinvestments in current short-term financial assets are made in the context of the overall management of the Group’s cash position of which cash, cash equivalents and short-term financial investments constitute a global treasury portfolio.

3.3.3 Cash flows from financing activities

Financing activities are activities that result in changes in the size and composition of equity and borrowings.

In thousands of euros	2006	2005	2004
Proceeds from shares sold in stock option plans	7,890	6,218	3,167
Other financing activities	—	—	3,045

Total	7,890	6,218	6,212

3.4 Segment reporting

The Group’s risks and returns are predominantly managed by business units. The primary format for reporting segment information therefore is by business segments. The Group generally accounts for inter segment sales as if transfers were made to third parties at current prices (arm’s length). The geographical segments are regarded as the secondary segmentation of reporting of the activities of the Group.

Business segments (primary segmentation)

The Group comprises the following main business segments:

•	Cash Trading: the management of trading in all cash instruments (stocks, bonds and structured products such as warrants, certificates and exchange traded funds).

•	Listing: the listing of all cash instruments as mentioned above.

•	Derivatives Trading: the management of trading in a wide range of derivatives products.

•	MTS Fixed income: the management of trading in bonds and repos.

•	Information Services: the sale of market data and related information.

•	Settlement & Custody: the settlement of transactions and the safe-custody of physical securities.

•	Sale of Software: the providing of electronic trading solutions.

Business segments (primary segmentation)

2006
	Cash Trading	Listing	Derivatives Trading	MTS fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total

Revenues by segment:
External sales	286,899	55,637	391,571	24,019	112,004	14,553	184,607	32,901	1,102,191
Intersegment reallocations	11,142	78	19,264	6,248	(30,020)	202	621	(7,535)	—

Segment revenue	298,041	55,715	410,835	30,267	81,984	14,755	185,228	25,366	1,102,191
Segment expenses	(126,781)	(25,331)	(221,438)	(22,529)	(38,561)	(5,015)	(154,153)	(99,375)	(693,183)

Profit from operations per segment	171,260	30,384	189,397	7,738	43,423	9,740	31,075	(74,009)	409,008

2005
	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total

Revenues by segment:
External sales	215,743	63,130	331,923	1,437	93,592	39,280	195,212	21,550	961,867
Intersegment reallocations	11,846	75	36,165	565	(26,085)	1,792	(15,919)	(8,439)	—

Segment revenue	227,589	63,205	368,088	2,002	67,507	41,072	179,293	13,111	961,867
Segment expenses	(134,799)	(21,662)	(237,467)	(2,115)	(35,213)	(22,467)	(152,073)	(37,593)	(643,389)

Profit from operations per segment	92,790	41,543	130,621	(113)	32,294	18,605	27,220	(24,482)	318,478

Business segments (continued)

2004

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total

Revenues by segment:
External sales	189,737	43,270	324,918	N/a	87,297	33,122	185,965	22,528	886,837
Intersegment reallocations	11,117	18	54,361	N/a	(24,001)	380	(35,077)	(6,798)	—

Segment revenue	200,854	43,288	379,279	N/a	63,296	33,502	150,888	15,730	886,837
Segment expenses	(134,558)	(19,567)	(280,231)	N/a	(35,477)	(19,427)	(124,207)	(33,317)	(646,784)

Profit from operations per segment **)	66,296	23,721	99,048	N/a	27,819	14,075	26,681	(17,587)	240,053

*)	Included in the business segments Cash trading and Derivatives trading are retrocession fees received from LCH.Clearnet Group Ltd. These fees have been reclassified from the external sales from Clearing activities in 2004.
**)	The 2004 profit from operations is the profit before amortisation of goodwill.

2006

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total

Assets excluding goodwill	41,378	18,971	88,698	92,874	44,945	20,363	115,365	1,399,559	1,822,153
Goodwill	97,407	25,934	412,810	53,440	94,782	34,152	135,697	—	854,222

Total assets	138,785	44,905	501,508	146,314	139,727	54,515	251,062	1,399,559	2,676,375

Total liabilities	74,689	18,555	62,370	35,366	24,538	2,004	136,443	604,673	958,638

Other segment information:
Depreciation	2,716	629	8,176	1,125	5,836	119	5,874	8,108	32,583
Investments in tangible and intangible assets	6,932	—	17,596	480	2,003	275	4,133	4,248	35,667

2005

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total

Assets excluding goodwill	41,719	30,063	75,866	86,110	39,888	43,363	129,696	1,355,267	1,801,972
Goodwill	97,407	25,934	404,979	78,700	66,935	34,152	91,657	—	799,764

Total assets	139,126	55,997	480,845	164,810	106,823	77,515	221,353	1,355,267	2,601,736

Total liabilities	58,526	11,365	60,660	11,354	33,177	10,383	147,524	513,897	846,886

Other segment information:
Depreciation	2,513	379	24,834	36	4,544	2,262	7,646	7,473	49,687
Investments in tangible and intangible assets	596	81	30,867	78,700	161	702	10,043	5,293	126,443

2004

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total

Assets excluding goodwill	43,098	18,711	384,967	—	66,743	86,105	96,463	959,146	1,655,233
Goodwill *)	97,049	26,843	391,076	—	65,702	33,601	83,109	—	697,380

Total assets	140,147	45,554	776,043	—	132,445	119,706	179,572	959,146	2,352,613

Total liabilities	20,167	13,028	158,618	—	30,286	44,542	118,257	423,270	808,168

Other segment information:
Investments in tangible and intangible assets	57	23	35,352	—	3,750	194	5,255	83,181	127,812
Depreciation	677	39	39,140	—	4,178	1,570	9,424	12,358	67,386
Amortisation of goodwill *)	4,992	1,381	20,194	—	3,395	1,736	8,177	—	39,875

The Group’s share in the net equity of associates is included in “Holding & Unallocated”.

Geographical segments (secondary segmentation)

	France			United Kingdom			Netherlands			Belgium			Portugal
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenues by segment	508,877	455,857	399,316	357,060	312,956	307,725	155,912	122,710	120,529	25,742	46,025	35,431	25,171	23,149	23,836
Segment result	179,675	145,767	110,688	160,090	117,692	89,224	68,973	47,052	38,492	11,659	16,963	(684)	14,349	12,465	11,668

Segment assets	1,205,476	1,055,879	1,038,580	828,729	829,736	467,930	144,347	187,648	376,270	24,968	38,192	125,843	33,043	30,112	34,186
Segment liabilities	295,653	276,856	379,426	57,508	64,394	82,128	23,113	44,537	114,466	16,266	22,321	82,153	5,513	5,271	6,963

Other information:
Capital expenditure	11,310	9,352	8,898	19,371	34,168	46,370	2,880	2,477	6,455	1,091	1,200	1,670	535	645	340
Depreciation	12,095	12,162	11,666	10,977	26,860	49,094	6,691	6,551	3,207	1,369	3,317	2,836	326	761	583
Amortization of goodwill	—	—	3,635	—	—	22,833	—	—	—	—	—	244	—	—	—

	Italy			Norway			Holding & Unallocated			Total
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Revenues by segment	30,267	2,002	—	—	—	—	(838)	(832)	—	1,102,191	961,867	886,837
Segment result	7,738	(113)	—	—	—	—	(33,476)	(21,348)	(9,335)	409,008	318,478	240,053

Segment assets	125,771	80,570	—	25,209	—	—	288,832	379,599	309,804	2,676,375	2,601,736	2,352,613
Segment liabilities	35,314	11,328	—	4,330	—	—	520,941	422,179	143,032	958,638	846,886	808,168

Other information:
Capital expenditure	480	78,601	—	—	—	—	—	—	64,079	35,667	126,443	127,812
Depreciation	1,125	36	—	—	—	—	—	—	—	32,583	49,687	67,386
Amortization of goodwill	—	—	—	—	—	—	—	—	13,163	—	—	39,875

3.5 Financial risks, off-balance sheet commitments and contingent liabilities

3.5.1 Financial risks

As a result of its global operating and financing activities, the Group is exposed to financial risks such as changes in interest rates, changes in currency exchange rates or risk that a counterparty defaults. Strict policies and procedures to measure, manage, monitor and report risk exposures have been defined and are regularly reviewed by the relevant management and supervisory bodies (Risk committee, Managing Board, Audit Committee as appropriate).

The proper identification and the daily monitoring and management of risks are carried out by a central treasury and financing department in accordance with rules and procedures in force. When allowed by local regulations and when necessary, the Group’s subsidiaries centralise their cash investment, report their risks and hedge their exposures with the Group’s central treasury. Derivative instruments are solely used to hedge financial risks incurred in the normal course of the Group’s commercial activities or financial positions. The Group does not enter into derivative instruments for speculative purposes.

3.5.1.1 Liquidity risk

The Group would be exposed to a liquidity risk in the case where its short term liabilities become, at any date, higher than its cash and cash equivalents and in the case where the Group is not able to refinance this cash deficit, for example through new banking lines.

The Group’s policy is to invest cash and cash equivalents into non-speculative financial instruments, readily convertible to cash, such as money market funds, overnight deposits, term deposits and other money market instruments, thus ensuring a very high liquidity of the financial assets. More specifically, the Group’s cash and cash equivalents position allows the company to repay its financial liabilities at all maturities, even disregarding incoming cash flows generated by operational activities. The net position at various maturities of the financial assets and liabilities as of 31 December 2006 is described in the table below:

Availability date of assets/ Eligibility date of liabilities	< 6 months	< 1 year	< 5 years	All maturities
In thousands of euros
2006
Financial assets	584,417	584,417	584,417	584,417
Financial liabilities	145,370	148,270	525,585	525,585

Net position	439,047	436,147	58,832	58,832

2005
Financial assets	685,095	694,584	694,584	694,584
Financial liabilities	27,493	27,493	404,650	404,650

Net position	657,602	667,091	289,934	289,934

2004
Financial assets	605,839	605,839	605,839	605,839
Financial liabilities	11,703	11,703	377,559	377,559

Net position	594,136	594,136	228,280	228,280

As of 31 December 2006, the consolidated loans and borrowings of the Group include:

Type of loan	Amount	Maturity	Type of rate
2006
Bond in £(1)	£250,000,000	16 June 2009	Fixed
	€(372,300,819)
Loans in € under revolving bank facility(2)	€70,000,000	4 August 2011	Floating
Loans in £ under revolving bank facility(2)	£11,000,000	4 August 2011	Floating
	€(16,381,236)
Loan notes in £	£3,375,462	7 January 2007	Floating
	€(5,026,749)
Banking loan in €	€9,000,000	24 June 2009	Floating floored
Banking loan in €	€7,000,000	31 August 2011	Floating floored

(1)	This bond, which is swapped to floating rate, does not contain any financial covenant or material customary provision that may lead to an early redemption.
(2)	This facility does not contain any financial covenants or other provisions that could lead to early redemption, other than customary events of default provisions and change of control provisions.

2005
Bond in £(1)	£250,000,000	16 June 2009	Fixed
	€(364,803,736)
Loan notes in £	£3,872,740	7 January 2007	Floating
	€(5,651,160)
Banking loan in €	€12,000,000	24 June 2009	Floating floored

2004
Bond in £(1)	£250,000,000	16 June 2009	Fixed
	€(354,584,781)
Loan notes in £	£4,749,218	7 January 2007	Floating
	€(6,736,002)
Banking loan in €	€15,000,000	24 June 2009	Floating floored

(1)	This bond, which is swapped to floating rate, does not contain any financial covenant or material customary provision that may lead to an early redemption.

3.5.1.2 Interest rate risk

Almost all the financial assets and liabilities of the Group are either based on floating rates or based on fixed rates with an interest term of less than one year:

Currency	Positions in euros		Positions in pound sterling
Type of rate and maturity	Floating rate (or fixed rate with maturity < 1 year)	Fixed rate (with maturity > 1 year)	Floating rate (or fixed rate with maturity < 1 year)		Fixed rate (with maturity > 1 year)
In thousands of euros
2006
Financial assets	348,004	—	217,868		—
Financial liabilities	130,406	—	27,987		367,192

Net position before hedging	217,598	—	189,881		(367,192)

Hedging impact	—	—	(367,192	)(*)	367,192	(*)

Net position after hedging	217,598	—	(177,311)		—

2005
Financial assets	391,586	—	282,548		—
Financial liabilities	12,273	—	5,652		368,157

Net position before hedging	379,313	—	276,896		(368,157)

Hedging impact	—	—	(368,157	)(*)	368,157	(*)

Net position after hedging	379,313	—	(91,261)		—

2004
Financial assets	377,068	—	210,463		—
Financial liabilities	15,438	—	8,265		353,856

Net position before hedging	361,630	—	202,198		(353,856)

Hedging impact	—	—	(353,856	)(*)	353,856	(*)

Net position after hedging	361,630	—	(151,658)		—

(*)	fixed rate to floating rate swap hedging the fixed rate bond

As a result, the Group is not exposed to price risk affecting fixed-rate financial assets and liabilities.

However, the Group is exposed to cash-flow risk arising from net floating-rate positions. As the Group is lender at floating rate in euro, when euro rates decrease, the financing income of the Group, which is lender at floating-rate in euros, decreases (€ 2.2 million for a 1% decrease). Similarly, as the Group is borrower at floating rate in pounds sterling, when the sterling rates increase, the financing expenses of the Group increase (€ 1.8 million for a 1% increase).

Over-the-counter interest rate derivative instruments, such as swaps, are contracted with counterparties meeting minimum creditworthiness and rating standards within predetermined limits.

3.5.1.3 Currency risk

Further to the acquisition of LIFFE, a significant part of the assets, liabilities, income and expenses of the Group is recorded in pounds sterling. Therefore, the Group is exposed to a currency risk. When the euro increases in value against the pounds sterling, the contribution of equity, being the balance of assets and liabilities, and income in pounds sterling, once translated into euros, in the consolidated financial statements of the Group decreases.

The evolution of the price of pound sterling during the periods was as follows:

In euro	2006	2005	2004
€/£ rate at the beginning of the year	0.6853	0.7051	0.7048
€/£ rate at the end of the year	0.6715	0.6853	0.7051
Average €/£ rate in the reporting period	0.6817	0.6840	0.6786

The net currency position of the Group in the reporting periods is summarized as follows:

In pound sterling millions	2006	2005	2004
Assets	565	579	586
of which goodwill	291	291	291
Liabilities	301	295	312
of which borrowings	264	254	255

Net currency position at 31 December	264	284	274

The borrowings in pounds sterling constitute a partial hedge of the net assets in pounds sterling. The cost of this hedge in the financing income consists of the difference between the interest rate in pound sterling and the interest rate in euro. No other hedge of balance sheet currency position was implemented on 31 December 2006 (2005: idem).

The currency exchange rate differences had a positive impact of € 7.6 million on the Group’s consolidated equity in 2006 (2005: € 12.5 million, 2004: € 4.8 million). The sensitivity of the cumulative exchange rate difference (€ -33.5 million as at 31 December 2006, € -41.1 million as at 31 December 2005, € 54.0 million as at 31 December 2004) to a 1 cent variation of the exchange rate (for example 0.6815 instead of 0.6715) is € -5.8 million (2005: € -6.0 million, 2004: € 5.4 million).

In order to reduce its exposure to the foreign exchange rate fluctuations, the Group may use derivatives financial products, however exclusively to hedge financial risks incurred by its commercial activities or financial positions.

3.5.1.4 Credit risk of financial instruments

The Group is exposed to credit risk in the event of a counterparty’s default. The Group limits its exposure to credit risk by rigorously selecting the counterparties with which it executes agreements. Credit risk is monitored by using exposure limits depending on ratings assigned by rating agencies as well as the nature and maturity of transactions. Investments of cash and cash equivalents in bank current accounts and money market instruments, such as short term fixed and floating rate interest deposits, are strictly restricted by rules aimed at reducing credit risk: maturity of deposits is lower than six months, counterparties’ credit ratings are permanently monitored and individual counterparty limits are reviewed on a regular basis.

In addition to the intrinsic creditworthiness of counterparties, the Group’s policies also prescribe the diversification of counterparties (banks, financial institutions, funds) so as to avoid a concentration of risk.

Off-balance sheet derivatives are negotiated with leading high-grade banks.

3.5.1.5 Settlement and custody risks

Non-core activities of the Group include the Settlement and Custody services provided by Interbolsa, which is the central security depository for Portugal.

As at 31 December 2006, the value of securities kept in custody by Interbolsa amounted to € 237 billion (31 December 2005: € 376 billion and 31 December 2004: € 320 billion, which included securities kept in custody by CIK), based on the market value of shares and the nominal value of bonds.

The procedures of these subsidiaries are focused on safeguarding the assets in custody. The settlement risks are mitigated by early warning systems for non-settlement, and buy-in and auction procedures in case certain thresholds are surpassed.

3.5.1.6 Equity Market risk

The main position of the Group consists of an investment in AtosOrigin S.A. of € 14.6 million (2005: € 18.1 million, 2004: € 16.2 million). This position is monitored and reported to the Group’s senior management on a daily basis.

3.5.2 Legal Proceedings

Certain claims have been submitted against the Group and are being contested by the Group companies concerned. In view of the information currently available, legal advice obtained and the amounts provided for, it is expected that the outcome will not have a substantial adverse effect on the Group’s financial position. The most important litigation relates to the following:

Via Net.Works Inc.

Following the IPO of Via Net.Works Inc. on Euronext Amsterdam market and Nasdaq on 11 February 2000, Euronext Amsterdam market was criticised by the media for allowing trading in shares of Via Net.Works Inc. to start before trading started on Nasdaq. Prior to the start of trading of these shares on Nasdaq, trading on Euronext Amsterdam market opened and closed at a price of € 89 per share. After the close of trading on the Amsterdam market, trading on Nasdaq opened at a price of $ 41 per share. At the start of the next trading day, Via Net.Works Inc. price on the Amsterdam market dropped to € 50 per share. The STE (the predecessor of the AFM) conducted an inquiry into the listing of Via Net.Works. In 2002, the AFM notified Euronext Amsterdam that it had decided not to fine or sanction the company in connection with this initial public offering. This decision is final.

Directly following the initial public offering, legal proceedings were instituted against the Amsterdam Exchanges N.V., the predecessor of Euronext Amsterdam by a private investor and the Via Net.Works Foundation, claiming to represent approximately 600 investors and currently claiming compensation in respect of trading losses of approximately € 11 million. Euronext Amsterdam is strongly defending itself against these claims. The private investor claim (€ 250,000) and Foundation claim were both dismissed by the District Court of Amsterdam. Appeals were lodged by the parties with the Court of Appeal of Amsterdam and judgment is pending in both cases.

NCP

48 dealers on the French derivatives markets (NCPs) have issued a similar claim on several dates (claims received between December 2005 and 8 June 2006) against Euronext Paris before the Paris Commercial Court, claiming damages due to the malfunction of the derivative IT platform at the time of the migration, and also to the development of automated price injection models, which strongly reduced their own activity.

The aggregated amount of alleged damages is 73.8 million euros as of 31 December 2006. At this stage of the procedure, the basis of the claim and its legal grounds are unclear. Consequently, no provision has been recognised as at 31 December 2006.

Trading Technologies

Furthermore, the Group’s subsidiary GL TRADE is involved in litigation initiated by Trading Technologies in the U.S., which also concerns other companies in the same industry as GL TRADE. The claimed amount is not communicated by the plaintiff yet. GL TRADE, a company created many years before Trading Technologies, considers itself to have a strong “prior art” to be used in its defense. Consequently, GL TRADE has not recognised a provision as at 31 December 2006.

3.5.3 Taxes

The Group is organised along business units. Each business unit is managed from one of the Group’s locations and has cross-border responsibilities. As a consequence of this cross-border functioning, some tasks per business unit are centralised and business unit support is given from one location to another for the benefit of the Group as a whole. As a result of the close interrelation of the business unit operations in the various countries, the reported income per individual Group company may not necessarily be a justified basis for determining the taxable result.

For this reason the Group has entered into a Profit Split Agreement, whereby the objective is a fair allocation of the results of the Group for the Euronext countries to be based on both local tax law and the OECD Pricing Guidelines for Multinational Enterprises and Tax Administrations. The Group has opted to split the profit by business unit as the transfer pricing methodology between the countries.

Based on this Profit Split Agreement an advance pricing agreement (“APA”) was obtained with the relevant fiscal authorities in Belgium, France, the United Kingdom and the Netherlands applicable for the years 2001 through 2005. On November 14, 2006, the competent authorities signed an extension for the APA for the years 2006 through 2010. Even though Euronext Lisbon is party to the Profit Split Agreement, the Portuguese authorities are not party to the multi-lateral APA, as this concept is not embedded in Portuguese tax law.

3.5.4 Operating leases

In thousands of euros	2006	2005	2004
Payments related to leases expiring in:
Less than one year	11,485	11,613	2,322
Between one and five years	1,699	3,277	12,586
More than five years	9,620	9,406	10,804

	22,804	24,296	25,712

The Group leases equipment and office facilities under operating leases. The leases typically run for an initial period of three to ten years, with an option to renew the lease after those dates. Lease payments are usually increased annually to reflect market rentals. None of the leases include contingent rentals. No significant assets were pledged other than for the operating leases described above.

3.5.5 Contingent liabilities

Legal framework related to Financière Montmartre prior to 2006

By acquiring 10% of the shares previously held by Reuters in 2004, Euronext has reinforced its investment in GL TRADE S.A. On this occasion the existing legal framework was modified in order to redefine the relationship between the shareholders in Financière Montmartre. This entity holds 55.36% in the share capital of GL TRADE S.A. and is owned by Euronext (54.77%) and the founders of GL TRADE S.A. These modifications manage any possible future liquidity requirement of the founders of GL TRADE S.A. and could lead to a fluctuation of Euronext’s investment in GL TRADE S.A. GL TRADE S.A. founders are granted a put option on up to 10.5% of GL TRADE S.A. capital share. The option has no termination date and can be exercised at any moment after 28 February 2006. The exercise price has been set at the average market value of the previous 40 trading days, less 1 euro.

3.6 Related party disclosures

Identity of related parties

The Group has a related-party relationship with subsidiaries, joint venture and associates, with its Managing Board and with certain employee foundations, such as pension funds and employee share foundations.

Joint venture

MBE Holding and MTS, proportionally consolidated starting from 1 December 2005, are related parties. As at 31 December 2006, Euronext recognised a receivable of € 0.1 million from MBE Holding.

Associates

All transactions with associates are priced on an arm’s length basis.

Atos Euronext Market Solutions (prior to 1 July 2005: AtosEuronext)

Atos Euronext Market Solutions Holding (AEMS) is an associate held 50/50 % by AtosOrigin S.A. and the Group under control of AtosOrigin S.A.

In 2006, Atos Euronext Market Solutions invoiced € 161.6 million of IT expenses of which € 139.7 million is charged to the income statement and € 21.9 million is capitalised. The Group charged € 20.7 million to Atos Euronext Market Solutions in connection with services rendered and other recharges. At 31 December 2006, the Group owed € 27.7 million to Atos Euronext Market Solutions. On the other hand Atos Euronext Market Solutions owed € 3.2 million to the Group as at balance sheet date.

Atos Euronext Market Solutions Holding S.A.S. invoiced over the year 2005 € 128 million of IT expenses. The Group charged € 9.4 million to Atos Euronext Market Solutions Holding S.A.S. in connection with services rendered and € 3.8 million for other recharges, mainly staff seconded to Atos Euronext Market Solutions Holding S.A.S. At the end of December 2005, 7 people were still seconded to Atos Euronext Market Solutions Holding S.A.S. At December 31, 2005, the Group owed € 29.8 million to Atos Euronext Market Solutions Holding S.A.S. On the other hand Atos Euronext Market Solutions Holding S.A.S. owed € 0.9 million to the Group as at balance sheet date.

In 2004, AtosEuronext SBF S.A. invoiced € 95.3 million IT expenses, of which an amount of € 7.4 million was capitalized. Euronext Paris S.A. charged € 1.1 million to AtosEuronext SBF S.A. in connection with staff seconded from Euronext Paris S.A. to AtosEuronext SBF S.A.

In 2005, the Group contributed its 50% stake in AtosEuronext SBF S.A. and the assets and operations of LIFFE Market Solutions, the IT division of LIFFE to Atos Euronext Market Solutions Holding S.A.S. in exchange for a 50% interest in that newly created company. In addition, it sold its 34.37% stake in Bourse Connect S.A. to Atos Euronext Market Solutions Holding S.A.S. on August 5, 2005 with effective date July 1, 2005.

During 2005, the contributions of LIFFE Market Solutions assets and operations resulted in a total capital gain of € 5.0 million. The sale of shares of Bourse Connect S.A. led to a capital gain of € 4.1 million. Both capital gains have been restated to the extent that the ownership of the entity has been retained in order to reflect the intercompany relationship with Atos Euronext Market Solutions Holding S.A.

LCH.Clearnet

The Group’s interest in LCH.Clearnet is divided into 24.9% in the form of ordinary shares and 16.6% redeemable convertible preference shares which are intended to be redeemed, or converted into ordinary shares and to be sold in the coming years. In 2006 the Group received € 8.3 million dividends from its redeemable convertible preference shares.

LCH.Clearnet S.A. (a fully owned subsidiary of LCH.Clearnet) collects fees from the clearing members for clearing services provided in relation to their deals on the markets operated by Euronext. LCH.Clearnet. S.A. pays to the Group part of these fees (retrocession fees) collected on its behalf. These retrocession fees are accounted for as revenues in the line items “Cash trading” and “Derivatives trading” in the income statement. In the reporting period, the Group received a total of retrocession fees of € 57.5 million. In 2005, the Group received a total of retrocession fees of € 46.9 million (2004: € 40.7 million).

Furthermore, Euronext guaranteed revenues of LCH.Clearnet Group Ltd. for the years 2004 and 2005. The revenue guarantee had been provided for in 2003 for an amount of € 20 million, after correction for the intercompany effect in relation to the Group’s interest in LCH.Clearnet Group Ltd. of € 6 million. For 2005, Euronext paid € 13.0 million to LCH.Clearnet Group Ltd. (2004: € 13.0 million), as a reduction of the collected retrocession. 50% of the provision had been utilized in 2004, the remaining 50% being utilized in 2005.

Service Level Agreements have been established with LCH.Clearnet S.A. for various services provided by the Group. In 2006, the Group invoiced € 6.5 million in relation to these agreements. In 2005, the Group invoiced € 7.8 million in relation to these agreements (2004: € 17.7 million).

At balance sheet date, the Group recognises total amounts of € 9.6 million to be received from, and € 1.1 million to be paid to LCH.Clearnet. As at December, 31, 2005, the Group recognizes total amounts of € 14.1 million to be received from, and € 15.0 million to be paid to, LCH.Clearnet Group Ltd. (2004: € 30.0 million and € 33.3 million respectively).

Transactions with Key personnel

The Group considers its Managing Board members to be its key personnel. For further detail on their short-term and post-employee benefits and share-based payments made on their behalf, reference is made to note 3.10 “Remuneration of Managing Board and Supervisory Board” and 3.2.14 “Employee Benefits”.

Shares held by related parties

The following table states the number of shares held by related parties at 31 December:

Number of shares	2006	2005	2004
FCPE Paris Bourse Actions 1)	240,497	296,317	497,780
FCPE Euronext Growth 2)	232,480	356,537	422,548
FCPE GL TRADE S.A. Actions 1 3)	67,810	70,466	81,120
FCPE GL TRADE S.A. Actions 2 4)	52,593	40,756	34,891
Stichting Option Plan SBF	79,038	384,128	627,279
Pension funds	60,000	70,400	—

1)	FCPE Paris Bourse Actions is an employee corporate investment trust managing the employee stock ownership plan of Euronext Paris.
2)	FCPE Euronext Growth is an employee corporate investment trust managing the employee stock ownership plan that was established for all Euronext employees in connection with the IPO of July 2001.
3)	FCPE GL TRADE S.A. Actions 1 is an employee corporate investment trust of GL TRADE S.A.
4)	FCPE GL TRADE S.A. Actions 2 is another employee corporate investment trust of Euronext Paris

3.7 Subsequent events

ACQUISITION SECFINEX

On 18 December 2006, Euronext announced that it signed an agreement to acquire 51% of SecFinex, one of the leading European electronic trading platforms for securities lending. Subject to the approval of relevant authorities, the acquisition should be completed in the first quarter of 2007.

ACQUISITION FNX SOLUTIONS

The Group’s subsidiary GL TRADE announced in January 2007 that it had reached an agreement to purchase 100% of the outstanding share capital of FNX SOLUTIONS, a specialist of solutions for the management of OTC products. The acquisition has been finalized in February 2007.

PROPOSAL TO INSERT CALL OPTION TO BONDHOLDERS

On 23 February 2007, the Group announced a proposal to the holders of its £ 250 million 5.125% Notes due 2009 (see also paragraph 3.2.13) to insert a call option at gilt flat for an early redemption of the Notes. Euronext seeks through this proposal to gain flexibility to possibly restructure or refinance its debt at lower cost in the future. Should it wish to do so, the Group will have until 30 June 2007 to exercise the call, should the proposal be approved in a meeting of holders that is envisaged to be held on 19 March 2007.

3.8 Effect of acquisitions and disposal of subsidiaries

3.8.1 ACQUISITIONS

ACQUISITIONS 2006

Acquisitions in 2006

The impact of acquisitions made during the year 2006 (see also note 3.2 “Changes in the scope of consolidation”) is detailed below. Acquisitions relate to entities acquired by Euronext N.V. (Companynews Group, Hugin) and its subsidiary GL TRADE (Nyfix, EMOS). The carrying values of the acquiree’s assets and liabilities at the respective acquisition dates equal their fair values.

The goodwill recognised comprises the fair value of expected synergies arising from the acquisitions. Given the timing of the acquisitions, the initial accounting for these business combinations is provisional and subsequent changes in the fair values recognised may occur within the twelve-month period following the respective acquisition dates.

Impact put options

GL TRADE founders were granted a put option on up to 10.5% of GL TRADE capital share by the Group (see also note 3.2.13). The difference between the exercise price of the put option and minority interest has been recognised as goodwill. Any subsequent change in the present value of exercise price of the put option is also recognised in goodwill.

Fair value of acquired assets

As required by IFRS3 “Business Combinations”, the Group has finalised the allocation of the cost of business combinations within twelve months of the acquisition date and accounted for separately the acquired identifiable assets, liabilities and contingent liabilities that meet the recognition criteria at their fair value at acquisition date.

For MTS, the Group has identified intangible assets representing “regulatory license”, “customer relationships” and “trademarks”. The Group consolidates proportionally 51% of the fair value of these intangible assets for respectively € 49 million, € 15.1 million and € 1.6 million (total € 65.7 million) and the related deferred tax liability for € 25.1 million. The Group’s ownership interest percentage is 30.79%, so the impact in the Group’s equity amounts to € 24.5 million balanced by a goodwill decrease for the same amount. The minority interest share of 20.21% was recognized for € 16.1 million. The depreciation of intangible assets amounted to € 0.5 million in 2006. For the calculation of this depreciation the estimated useful live of “regulatory license” and “trademarks” is considered to be indefinite, and 20 years for “customer relationships”.

In addition, GL TRADE has updated initial allocation performed on some companies for minor amounts.

The fair value of the identifiable assets and liabilities of the acquisitions at acquisition- or subsequent measurement date and the impact of put options are:

	Acquisitions	Impact of put options	Total from acquisitions in 2006	Fair value of acquired assets
Property and equipment	663	—	663	—
Intangible assets	394	—	394	66,082
Non-current other receivables & investments	136	—	136	—
Deferred tax assets	—	—	—	1,327
Other receivables	5,632	—	5,632	137
Cash	2,286	—	2,286	—

	9,111	—	9,111	67,546

Minority interest	—	4,661	4,661	(16,599)
Financial liabilities	(3,039)	—	(3,039)	—
Deferred tax liabilities	13	—	13	(24,832)
Current provisions	(13)	—	(13)	—
Other payables	(9,115)	—	(9,115)	—

Fair value of net assets	(3,043)	4,661	1,618	26,115
Goodwill arising on acquisitions	39,621	36,486	76,107	(26,587)

	36,578	41,147	77,725	(472)

Consideration:
Financial liability	—	26,774	26,774	(472)
Cash consideration	35,526	12,879	48,405	—
Costs associated with acquisitions, paid in 2006	1,052	—	1,052	—
Costs of dividends related to put option	—	1,494	1,494	—

Total consideration	36,578	41,147	77,725	(472)

Net cash flow:
Cash acquired with subsidiary	2,286	—	2,286	—
Cash paid	(36,383)	(12,879)	(49,262)	—
Costs associated with acquisitions, paid in 2005	(195)	—	(195)	—

Net cash flow	(34,292)	(12,879)	(47,171)	—

ACQUISITIONS 2005

The impact of the acquisitions made during the year 2005 (see note 2 “Changes in the scope of consolidation”) is detailed below. Acquisitions relate to MBE Holding S.p.A., MTS S.p.A., CScreen Ltd. and OASIS Inc.

Change in initial recognition

Within twelve months of the acquisition date in 2004, as required by IFRS3 “Business Combinations”, GL TRADE S.A. has finalised the allocation of the cost of business combinations and accounted for separately the acquired identifiable assets, liabilities and contingent liabilities that meet the recognition criteria at their fair value at acquisition date.

For the companies Ubitrade SA and Davidge Inc, GL TRADE S.A. has identified intangible assets representing “customers relationships” (fair valued at € 2.7 million and € 0.3 million respectively) and “technology” (fair valued at € 0.5 million and € 0.1 million). The related depreciation amounts to € 0.5 million in 2005. In addition, GL TRADE S.A. has identified intangible assets representing a “Customer portfolio” of Fermat’s distribution business (fair valued at € 3.6 million). The related depreciation amounts to € 1.9 million in 2005.

A deferred tax liability has been recognised on the fair value of these intangible assets.

Moreover, tax losses of certain acquired subsidiaries have been recognised as deferred tax assets during 2005 for € 3.2 million leading to a decrease of the initial goodwill. The use of these tax losses in 2005 has no impact on the Income Statement since the related decrease of the income tax is compensated by the reversal of the deferred tax assets.

The fair value of the identifiable assets and liabilities of the acquisitions at the respective acquisition dates are:

In thousands of euros	MTS	CScreen Ltd.	OASIS Inc.	Change initial recognition GLTRADE	Total 2005
Property and equipment	680	—	10	—	690
Intangible assets	565	—	—	7,129	7,694
Investments in associates	1,206	—	—	—	1,206
Non-current receivables and investments	141	—	53	—	194
Deferred tax assets	537	—	242	1,046	1,825
Other receivables	6,485	19	588	—	7,092
Cash and cash equivalents	9,542	23	318	—	9,883

TOTAL	19,156	42	1,211	8,175	28,584

Minority interests	(4,305)	—	—	1,410	(2,895)
Employee benefits provision	(708)	—	—	—	(708)
Deferred tax liabilities	(55)	—	—	—	(55)
Income tax payable	(152)	—	—	—	(152)
Short-term financial liability	—	—	—	(5,918)	(5,918)
Other payables	(7,378)	(37)	(959)	(6,753)	(15,127)

	(12,598)	(37)	(959)	(11,261)	(24,855)

Fair value of net assets	6,558	5	252	(3,086)	3,729
Goodwill arising on acquisitions	*78,700	3,308	3,092	3,086	88,186

TOTAL	85,258	3,313	3,344	—	91,915

Consideration:
Financial liability (put option on minority shares)	12,649	—	—	—	12,649
Cash consideration	68,852	3,313	3,344	—	75,509
Costs associated with acquisition, paid in 2005	1,152	—	—	—	1,152
Costs associated with acquisition, not yet paid at 31 December 2005	2,605	—	—	—	2,605

TOTAL	85,258	3,313	3,344	—	91,915

Net cash flow:
Cash acquired with subsidiary	9,542	23	318	—	9,883
Cash paid	(68,852)	(3,313)	(3,344)	—	(75,509)
Costs associated with acquisition, paid in 2005	(1,152)	—	—	—	(1,152)

Net cash flow	(60,462)	(3,290)	(3,026)	—	(66,778)

*	The MTS goodwill will be subject to allocation to identifiable assets, liabilities and contingent liabilities within the next twelve months.

ACQUISITIONS 2004

Ubitrade/Davidge

In 2004 GL TRADE S.A. acquired Ubitrade S.A. and Davidge.

Increase existing investments

In 2004 the Group increased its investment in GL TRADE S.A., and GL Consultants Inc. Goodwill related to the increased investment in GL TRADE S.A. amounts to € 29.2 million.

The fair value of the identifiable assets and liabilities of the acquisitions at acquisition date are:

In thousands of euros	Ubitrade	Davidge	Increase existing investments	Total 2004
Property and equipment	854	220	—	1,074
Intangible assets	73	—	—	73
Other investments	327	9	—	336
Other receivables	15,135	1,272	—	16,407
Cash	5,574	—	—	5,574

	21,963	1,501	—	23,464
Other payables	(16,163)	(395)	—	(16,558)

Fair value of net assets	5,800	1,106	—	6,906
Decrease minority interest	—	—	18,570	18,570

Goodwill arising on acquisition	21,467	9,337	33,275	64,079

	27,267	10,443	51,845	89,555

Consideration:
Own cash	27,134	10,355	51,444	88,933
Costs associated with the acquisition	133	88	401	622

Total consideration	27,267	10,443	51,845	89,555

The net cash inflow on acquisition is as follows:
Net cash and current investments acquired with subsidiary	5,574	—	—	5,574
Cash paid	(27,134)	(10,355)	(51,444)	(88,933)

Net cash outflow	(21,560)	(10,355)	(51,444)	(83,359)

3.8.2 CONTRIBUTIONS (2005)

Contributions to Atos Euronext Market Solutions Holding S.A.S.

In 2005, the Group extended its relationship with Atos Origin through AtosEuronext SBF S.A. with the contribution of additional assets and activities by both parties. An agreement to that purpose was signed on 22 July 2005. Under this agreement a new company, Atos Euronext Market Solutions Holding S.A.S. was created, owned 50% by both parties while under Atos Origin control.

The Group contributed its 50% stake in AtosEuronext SBF S.A. and sold its 34.37% stake in Bourse Connect S.A. to Atos Euronext Market Solutions Holding S.A.S.

In addition, the Group contributed the assets and operations of LIFFE Market Solutions (LMS), the IT division of LIFFE to Atos Euronext Market Solutions Holding S.A.S. as from 1 July 2005. The carrying value of the assets and liabilities transferred is described in the table below.

Also Atos Origin contributed entities and activities as of the same date in order to retain the balance between the parties.

In 2005 the contribution of LIFFE Market Solutions assets and operations resulted in a total capital gain of € 5.0 million. The sale of shares of Bourse Connect S.A. by GL TRADE S.A. led to a capital gain of € 4.1 million.

Both capital gains have been restated at 50% to reflect the intercompany relationship with Atos Euronext Market Solutions Holding S.A.S.

The following amounts of assets and liabilities have been contributed:

In millions of euros	LIFFE Market Solutions activities	Investment in Bourse Connect S.A.	Total 2005
Property and equipment	(21.6)	—	(21.6)
Intangible assets	(44.4)	—	(44.4)
Investments in associates	—	(0.9)	(0.9)
Other non-current receivables	(14.9)	—	(14.9)
Deferred tax assets	(9.5)	—	(9.5)
Other current receivables	(11.3)	—	(11.3)
Cash and cash equivalents	(4.5)	—	(4.5)
Other current payables	18.9	—	18.9
Other current provisions	1.0	—	1.0

Net identifiable assets and liabilities	(86.3)	(0.9)	(87.2)

Cash received	—	9.0	9.0
Consideration received, satisfied in shares Atos Euronext Market Solutions Holding S.A.S.	102.0	—	102.0
Elimination of intercompany effect	(7.7)	(4.0)	(11.7)
Release currency exchange difference previously recorded with Euronext’s net equity and related to LIFFE Market Solutions	(3.0)	—	(3.0)

Capital gain	5.0	4.1	9.1

Cash received	—	9.0	9.0
Cash and cash equivalents disposed of	(4.5)	—	(4.5)

Net cash outflow from transaction	(4.5)	9.0	4.5

3.8.3 DISPOSALS

3.8.3.1 Disposal Groups’ assets classified as held for sale

Disposal Groups’ assets classified as held for sale 2006

LCH.Clearnet

As confirmed by both parties involved on 14 February 2007, the Group has been engaged in discussions with LCH.Clearnet Group Ltd. regarding its investment in LCH.Clearnet Group Ltd., consisting of ordinary shares (representing 24.9% of LCH.Clearnet’s fully diluted share capital) and redeemable, convertible preference shares (RCPS, representing 16.6% of LCH.Clearnet’s fully diluted share capital) which are redeemable under their terms in December 2008. The parties have reached an agreement in principle for the early redemption of all of the RCPS and the repurchase of ordinary shares held by the Group such that it would retain only a 5% shareholding after the repurchase.

The RCPS would be redeemed at their redemption value of approximately € 199 million, plus accrued but unpaid dividends. The ordinary share repurchase would be based on a fully diluted valuation of LCH.Clearnet’s share capital of € 1.2 billion, which was the valuation at the time of the initial investment by the Group.

Any such transaction remains subject, amongst other things, to final agreement on detailed terms and, subsequently, to approval by LCH.Clearnet’s shareholders and to regulatory and other appropriate consents and is envisaged to be completed in the second half of 2007. As at 31 December 2006, the RCPS and the ordinary shares to be repurchased are classified as Disposal Group’s assets classified as held for sale. The deferred capital gain is classified as a liability directly associated with disposal group’s assets classified as held for sale.

The assets and related liabilities that are classified as held for sale in relation to the transactions with LCH.Clearnet are included in the segment “Holding & Unallocated”.

Fermat

The Group’s subsidiary GL TRADE intends to sell its Fermat activities. In relation to this sale, the assets and liabilities that are linked to the Fermat activities are classified as ‘Disposal groups’ assets classified as held for sale’ with the related liabilities classified likewise.

The assets and related liabilities that are classified as held for sale in relation to the envisaged sale of Fermat activities are included in the segment “Sale of Software”.

The major classes of assets and liabilities that are classified as held for sale as at 31 December 2006 are as follows:

In thousands of euros	LCH.Clearnet	Fermat	Total
Assets
Intangible assets	—	560	560
Investments in associates	301,369	—	301,369
Other non-current investments	199,218	—	199,218
Other receivables (non-current)	—	46	46
Other receivables	—	4,907	4,907
Cash and cash equivalents	—	216	216

Disposal groups’ assets classified as held for sale	500,587	5,729	506,316

Liabilities
Deferred tax liabilities	2,979	—	2,979
Other payables	43,512	3,195	46,707

Liabilities directly associated with disposal groups’ assets classified as held for sale	46,491	3,195	49,686

Disposal Groups’ assets classified as held for sale 2005

Sale of CIK S.A./N.V.

On 9 November 2005 Euroclear plc and Euronext signed a share purchase agreement for the full acquisition by Euroclear plc of CIK S.A./N.V., the central securities depository of Belgium that was a wholly owned subsidiary of Euronext. This transaction has been completed on 1 January 2006 and Euronext ceased to control and therefore to consolidate CIK S.A./N.V. from 1 January 2006. The capital gain recognised during January 2006 will amount to € 15.5 million. As at 31 December 2005, prior to the sale, the group assets and liabilities of CIK S.A./N.V. were classified as held-for-sale under IFRS5 (a new standard implemented as from 2005) as described in the table below.

GL TRADE S.A.

GL TRADE S.A. has signed a Letter of intent in December 2005 for the sale of its investment property.

As at 31 December 2005, this building has been classified as Assets held for sale, as set out below.

In millions of euros	CIK S.A./N.V.	GL TRADE S.A.	TOTAL
Property and equipment	0.9	—	0.9
Investment property	—	0.4	0.4
Intangible assets	1.7	—	1.7
Other current receivables	4.0	—	4.0
Cash and cash equivalents	10.9	—	10.9
Employee benefits provisions	1.5	—	1.5
Deferred tax liabilities	(0.5)	—	(0.5)
Other current payables	(8.3)	—	(8.3)

Net identifiable assets and liabilities	10.2	0.4	10.6

Disposal group’s classified as held for sale:
Assets	17.5	0.4	17.9
Liabilities	(7.3)	—	(7.3)

Net identifiable assets and liabilities	10.2	0.4	10.6

3.8.3.2 Disposals

CIK

On 9 November 2005 Euroclear plc and Euronext signed a share purchase agreement for the full acquisition by Euroclear plc of CIK, the central securities depository of Belgium that was a wholly owned subsidiary of Euronext. This transaction has been completed on 1 January 2006 and Euronext ceased to control and therefore to consolidate CIK from 1 January 2006.

Prior to their disposal, the assets and liabilities of CIK were considered to be ‘held for sale’ according to the definitions of IFRS 5 “Non-current Assets Held for Sale and Discontinued Operations” with subsequent recognition as “Disposal groups’ assets classified as held for sale” and “Liabilities directly associated with disposal group’s assets classified as held for sale” in the balance sheet. At the date of disposal, the value of the identifiable assets and liabilities of CIK were:

In thousands of euros
Consideration received:
—Shares in Euroclear plc	22,001
—Cash	3,653

Total		25,654

Net assets disposed of:
—Assets	(17,493)
—Liabilities	7,308

Total		(10,185)

Capital gain		15,469

Cash flows:
—Cash consideration received		3,653
—of which retained prior to 2006		(43)
—Cash disposed of		(10,896)

Total net cash flow from the sale of CIK		(7,286)

Net cash flow from other disposals		(47)

Total net cash flow from disposals		(7,333)

3.9 Group enterprises

Group companies as at 31 December

EURONEXT N.V.	Ownership %
	2006	2005	2004
Euronext Paris S.A.	100.00	100.00	100.00
• SEPB S.A. (France)	100.00	100.00	100.00
• Euronext Brussels S.A./N.V. (Belgium)	22.39	0.00	0.00
• Euronext Real Estate S.A./N.V. (Belgium)	0.01	0.16	0.00
• GL TRADE S.A. (directly held by Euronext Paris S.A.) (France) *)	19.79	9.86	12.01
• GL Multimedi@ S.A. (France)	17.96	17.96	17.96
• Financière Montmartre S.A. (France)	55.76	54.77	51.00
- GL TRADE S.A. (France)	55.21	55.36	55.60
- GL Multimedi@ S.A. (France)	82.04	82.04	82.00
- GL Consultants Inc.	0.00	0.00	95.00
- Davidge	0.00	0.00	100.00
- GL TRADE AG (Germany)	100.00	100.00	100.00
- GL TRADE Solutions Pte Ltd. Singapore)	100.00	100.00	100.00
- GL TRADE UK Ltd. (United Kingdom)	100.00	100.00	100.00
- GL TRADE Japan KK (Japan)	100.00	100.00	100.00
- GL TRADE B.V. (the Netherlands)	100.00	100.00	100.00
- GL TRADE Iberica S.L. (Spain)	100.00	100.00	100.00
- GL TRADE Schweiz A.G. (Switzerland)	100.00	100.00	100.00
- GL TRADE Australia Pty Ltd (Australia)	100.00	100.00	100.00
- GLESIA (GL TRADE Italia s.r.l.) (Italy)	100.00	100.00	51.00
- GL TRADE Belgium (Belgium)	100.00	100.00	100.00
- GL TRADE South Africa Pty Ltd (South Africa)	100.00	100.00	100.00
- GL Settle Ltd (United Kingdom)	100.00	100.00	100.00
- GL TRADE Systems Ltd (Hong Kong)	100.00	100.00	100.00
- GL TRADE Overseas Inc. (United States)	100.00	0.00	0.00
- GL TRADE BilglsayarHizmetleri Ticaret Ltd Sirketi (Turkey)	100.00	0.00	0.00
- GLT Software Uniposessal Lda (Portugal)	100.00	100.00	100.00
- TFC S.A.S. (France)	51.00	51.00	0.00
- GL Holdings Inc. (United States)	100.00	100.00	0.00
- GL TRADE Americas Inc. (United States)	100.00	100.00	0.00
- GL Settle Inc. (United States)	100.00	100.00	0.00
- Ubitrade S.A. (France)	100.00	100.00	100.00
- Ubitrade GmbH (Germany)	100.00	100.00	100.00
- GL TRADE Mena (Tunisia)	100.00	100.00	100.00
- Ubitrade OSI (Tunisia)	100.00	100.00	100.00
- EMOS S.A.S. (France)	100.00	0.00	0.00
- EMOS Futures Ltd (United Kingdom)	100.00	0.00	0.00
- EMOS Systems Inc (United States)	100.00	0.00	0.00

Euronext Brussels S.A./N.V.	100.00	100.00	100.00
• C.I.K. S.A./N.V. (Belgium)	0.00	100.00	100.00
• Euronext Real Estate S.A./N.V. (Belgium)	99.99	99.84	0.00

Euronext Amsterdam N.V.	100.00	100.00	100.00
• Euronext Clearing & Depository N.V. (the Netherlands)	100.00	100.00	100.00
• Euronext Amsterdam Intermediary B.V. (the Netherlands)	100.00	100.00	100.00
Euronext Amsterdam International B.V. (the Netherlands)	100.00	100.00	100.00
• Euronext Amsterdam Indices B.V. (the Netherlands)	100.00	100.00	100.00

Euronext Lisbon S.A.	100.00	100.00	100.00
• Interbolsa S.A. (Portugal)	100.00	100.00	100.00
• Euronext Brussels S.A./N.V. (Belgium)	1.09	0.00	0.00

*)	Includes 10.5% in relation to the put option granted to GL TRADE founders (see paragraph 3.2.13).

Euronext UK Plc.	100.00	100.00	100.00
• LIFFE (Holdings) plc.	100.00	100.00	100.00
- LIFFE Administration & Management (United Kingdom)	100.00	100.00	100.00
- LIFFE Options plc. (United Kingdom)	100.00	100.00	100.00
- LIFFE Futures plc. (United Kingdom)	100.00	100.00	100.00
- LIFFE Development Ltd. (United Kingdom)	100.00	100.00	100.00
- LIFFE Services Ltd. (United Kingdom)	100.00	100.00	100.00
- BFE Debenture Trustees Company No.1 Ltd. (United Kingdom)	100.00	100.00	100.00
- LIFFE (Nominees) Ltd. (United Kingdom)	100.00	100.00	100.00
- LIFFE Ltd. (United Kingdom)	100.00	100.00	100.00
- LIFFE Trustees Ltd. (United Kingdom)	100.00	100.00	100.00
- London Traded Options Market Ltd. (United Kingdom)	100.00	100.00	100.00
- The London Futures and Options Exchange Ltd. (United Kingdom)	100.00	100.00	100.00
- LIFFE USA Ltd. (United Kingdom)	100.00	100.00	100.00
- Market Solutions USA LLC (United States)	100.00	100.00	100.00
- The London Commodity Exchange (1986) Ltd. (United Kingdom)	100.00	100.00	100.00
- The Baltic Futures Exchange (United Kingdom)	100.00	100.00	100.00
- LIFFE Ventures Inc. (United States)	100.00	100.00	100.00
- LIFFE Ventures II Inc. (United States)	100.00	100.00	100.00
- SwapsCONNECT Ltd. (United Kingdom)	100.00	100.00	100.00
- NQLX LLC (United States)	100.00	100.00	100.00
- CScreen Ltd. (United Kingdom)	100.00	100.00	0.00

Companynews Group	100.00	0.00	0.00

Hugin ASA	100.00	0.00	0.00
- Hugin Norge AS (Norway)	100.00	0.00	0.00
- Hugin Foeretaksfakta AB (Sweden)	100.00	0.00	0.00
- Hugin Online A/S (Denmark)	100.00	0.00	0.00
- Hugin AG (Switzerland)	100.00	0.00	0.00
- Hugin IR Services Benelux B.V. (the Netherlands)	100.00	0.00	0.00
- Hugin IR Services Deutschland GmbH (Germany)	100.00	0.00	0.00
- Hugin IR Services OY (Finland)	100.00	0.00	0.00
- Hugin (UK) Ltd. (United Kingdom)	100.00	0.00	0.00
- Directnews AG (Germany)	100.00	0.00	0.00

Stichting Option Plan SBF	100.00	100.00	100.00

Joint ventures as at 31 December

MBE Holding S.p.A.	51.00	51.00	0.00
• Società per il Mercato dei Titoli di Stato S.p.A. (MTS) (Italy)	60.37	60.37	0.00
- EuroMTS Limited (United Kingdom)	100.00	100.00	0.00
- MTS Amsterdam N.V. (the Netherlands)	30.00	30.00	0.00
- MTS France S.A.S. (France)	45.00	45.00	0.00
- MTS Associated Market (Belgium)	20.00	20.00	0.00
- MTS Portugal S.A. (Portugal)	15.00	15.00	0.00
- MTS Americas Corporation (United States)	100.00	100.00	0.00
- Market for Treasury Securities Spain S.A. (Spain)	30.00	30.00	0.00
- BondVision S.p.A. (Italy)	89.50	89.50	0.00
- BondVision USA (United States)	100.00	100.00	0.00
- MTS Deutschland A.G. (Germany)	100.00	100.00	0.00
- Centralna Tabela Ofert S.A. (Poland)	25.00	25.00	0.00
- MTSNext (United Kingdom)	100.00	100.00	0.00

Associates and other investments as at 31 December

Associates
NextInfo S.A./N.V. (Belgium)	48.96	48.96	48.96
Bourse Connect S.A.	0.00	0.00	34.37
Powernext S.A. (France)	33.97	34.00	34.00
LCH.Clearnet Group Ltd. (United Kingdom)	24.90	24.90	24.90
ENDEX N.V. (the Netherlands)	9.89	9.89	9.89
Atos Euronext Market Solutions Holding S.A.S. (France)/ (prior to 1 July 2005: AtosEuronext SBF	50.00	50.00	50.00
- Diamis S.A. (France)	60.00	60.00	60.00
- AtosEuronext Connect BE S.A. (Belgium)	100.00	100.00	100.00
- AtosEuronext Belgium S.A. (Belgium)	100.00	100.00	100.00
- AtosEuronext Connect B.V. (the Netherlands)	100.00	100.00	100.00
- Atos Euronext Market Solutions Ltd. (United Kingdom)	100.00	100.00	0.00
- Atos Euronext Market Solutions IPR Ltd. (United Kingdom)	100.00	100.00	0.00
- Bourse Connect S.A. (France)	0.00	100.00	15.20
- Mysis Asset Management Systems S.A. (France)	100.00	0.00	0.00

Other investments
La Financière Evènement S.A. (France)	100.00	100.00	100.00
La Financière de L’Octet S.A. (France)	100.00	100.00	100.00
Euronext London Ltd. (United Kingdom)	100.00	100.00	100.00
Euronext GmbH (Germany)	0.00	100.00	100.00
Paris Markets Inc. (United Kingdom)	0.00	100.00	100.00
Ecole de la Bourse InterAction SARL (France)	0.00	50.00	50.00
MTS Next Ltd.	0.00	0.00	33.33
MTS France S.A.	0.00	0.00	22.50
GLOBEX (United States)	0.00	50.00	0.00
I-Wex.com Ltd.	0.00	0.00	18.67
Sicovam Holding S.A. (France)	9.60	9.60	9.60
Euroclear plc (United Kingdom)	2.75	2.34	2.34
Atos Origin S.A. (France)	0.47	0.47	0.47

3.10 Remuneration of the Managing Board and Supervisory Board

Remuneration of the Managing Board

The remuneration per individual member of the Managing Board for the year 2006 is as follows (all in €):

	2006			2005			2004
Name	Salaries	Bonuses	Total	Salaries	Bonuses	Total	Salaries	Bonuses	Total
Jean-François Théodore	595,000	743,750	1,338,750	577,500	675,000	1,252,500	550,000	424,000	974,000
Miguel Athayde Marques	357,000	433,068	790,068	350,000	340,156	690,156	—	—	—
Joost van der Does de Willebois	382,500	434,137	816,637	375,000	364,453	739,453	62,500	40,000	102,500
Hugh Freedberg	548,433	919,996	1,468,429	540,932	776,238	1,317,170	497,000	656,000	1,153,000
Olivier Lefebvre	380,000	459,800	839,800	365,000	385,531	750,531	350,000	225,000	575,000
Former Managing Board members	—	—	—	—	—	—	364,841	—	364,841

The basis for the assessment of the 2006 bonuses has been set out in the remuneration report in section 2.2.10.2.

Mr Freedberg is paid in British Pounds Sterling. Figures for 2006 are converted at the exchange rate of GBP 1: € 1.42 (2005: GBP 1: € 1.46; 2004: GBP 1: € 1.42).

Mr Van der Does de Willebois joined Euronext on 1 November 2004

Mr Athayde Marques joined Euronext on 1 January 2005

Allowances and benefits in kind

Mr Théodore is entitled to benefits in kind of € 33,486 (2005: € 32,103; 2004: € 10,409) including a company car, medical insurance and telephone allowance.

Mr Athayde Marques is entitled to benefits in kind of € 31,966 (2005: € 25,301) including a company car, medical insurance premium and a life insurance premium. In addition, he is entitled to a representation allowance of €12,000 (2005: € 12,000).

Mr van der Does de Willebois is entitled to benefits in kind of € 83,684 (2005: € 73,103; 2004: € 11,986) including a car allowance, a medical insurance premium and a housing allowance.

Mr Freedberg is entitled to a car allowance of € 13,465 (2005: € 13,158; 2004: € 12,780)and benefits in kind of € 2,548 (2005: € 4,178; 2004: € 7,190) including a medical insurance and life insurance premium.

Mr Lefebvre is entitled to benefits in kind of € 20,618 (2005: € 20,701; 2004: € 31,300) including a medical insurance premium and a company car.

There are no loans and guarantees made to members of the Managing Board. There have been no transactions involving members of the Managing Board. Members of the Managing Board or members of their families do not hold directly or indirectly assets.

Managing Board pensions

Each member of the Managing Board has an individual pension arrangement. This results from the different geographical, legal and tax backgrounds of each member. The total charge for the Group for the year 2006 amounted to € 920,621 (2005:€ 868,847; 2004: € 861,789).

Mr Théodore has an insurance contract which on the condition that he is still with the company at the age of 60, will provide him from this age onwards with an annual retirement income of € 375,000 (including all pension rights not related to the company). The total charge for the Group for the year 2006 amounted of € 512,065 (2005: € 469,000; 2004: € 439,000).

Mr Athayde Marques’ pension arrangement is based on a defined contribution plan. The pension on retirement is dependent on the personal arrangements with third party insurance companies. The total charge for the Group for the year 2006 amounted to € 123,103. (2005: € 116,667).

Mr van der Does de Willebois is entitled to an annual pension according to the following plan:

•	age 62 to 65, a pension of € 102,616;

•	from the age of 65 onwards a pension of € 245,638.

For age 60 to 62 Mr van der Does de Willebois’s pension arrangement has changed to a defined contribution plan. His pension on retirement is dependent on the returns on the investment.

The total charge for the Group for the year 2006 amounted to € 110,056 (2005: € 88,938; 2004: € 16,100).

Mr Freedberg’s pension arrangement changed in April 2006 to reflect new legislation introduced in the UK. With effect from 1st April he receives the equivalent Company contributions as a cash allowance and makes his own personal pension arrangement. He retains a deferred pension which is based on a defined contribution plan and his pension payments are dependent on the returns on the investment. The total charge for the Group for the year 2006 amounted to € 158,377 (2005: € 158,377; 2004: € 143,443).

Mr Lefebvre’s pension on retirement is dependent on the arrangements with third party insurance companies. The total charge for the Group for the year 2006 amounted of € 17,020 (2005: € 35,865; 2004: € 139,080).

Interests of members of the Managing Board in stock options- and share plans

The table below gives an overview of the interests for individual members of the Managing Board in the stock option- and share plans of Euronext N.V.

Name	Option- and share plans, exercise price		Number of options/ shares 1 January 2006	Granted in 2006	Exercised/ received during 2006	Number of options/ shares 31 December 2006
Jean- François Théodore*	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Miguel Athayde Marques	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Joost van der Does de Willebois	Option Scheme 2004	22.60	40,000	—	—	40,000
	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Hugh Freedberg	Option Scheme 2002	21.08	44,524	—	—	44,524
	Option Scheme 2004	22.28	50,000	—	—	50,000
	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Olivier Lefebvre	Option Scheme 2001	24.00	20,833	—	—	20,833
	Option Scheme 2002	21.08	13,093	—	—	13,093
	Option Scheme 2004	22.28	20,000	—	—	20,000
	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

*	Following the exercise of his SBF plan options in 2004, Mr Théodore holds 100,849 shares.

GL TRADE has an employee stock option plan and an employee stock ownership plan in place. None of the members of the Managing Board hold GL TRADE options.

Name	Option- and share plans, exercise price		Number of options/ shares 1 January 2005	Granted in 2005	Exercised/ received during 2005	Number of options/ shares 31 December 2005
Jean- François Théodore*	Executive Incentive Share plan 2005		—	10,000	—	10,000

Miguel Athayde Marques	Executive Incentive Share plan 2005		—	10,000	—	10,000

Joost van der Does de Willebois	Option Scheme 2004	22.60	40,000	—	—	40,000
	Executive Incentive Share plan 2005		—	10,000	—	10,000
Hugh Freedberg	Option Scheme 2002	21.08	44,524	—	—	44,524
	Option Scheme 2004	22.28	50,000	—	—	50,000
	Executive Incentive Share plan 2005		—	10,000	—	10,000

Olivier Lefebvre	Option Scheme 2001	24.00	20,833	—	—	20,833
	Option Scheme 2002	21.08	13,093	—	—	13,093
	Option Scheme 2004	22.28	20,000	—	—	20,000
	Executive Incentive Share plan 2005		—	10,000	—	10,000

Name	Option Scheme and exercise price		Number of options 1 January 2004	Granted in 2004	Exercised during 2004	Number of options 31 December 2004
Jean- François Théodore	SBF Option Scheme	5.62	100,849	—	100,849	—
	Option Scheme 2001	24.00	—	—	—	—
	Option Scheme 2002	21.08	—	—	—	—
	Option Scheme 2004	22.28	—	—	—	—
	Option Scheme 2004	22.60	—	—	—	—

Joost van der Does de Willebois	SBF Option Scheme	5.62	—	—	—	—
	Option Scheme 2001	24.00	—	—	—	—
	Option Scheme 2002	21.08	—	—	—	—
	Option Scheme 2004	22.28	—	—	—	—
	Option Scheme 2004	22.60	—	40,000	—	40,000

Hugh Freedberg	SBF Option Scheme	5.62	—	—	—	—
	Option Scheme 2001	24.00	—	—	—	—
	Option Scheme 2002	21.08	44,524	—	—	44,524
	Option Scheme 2004	22.28	—	50,000	—	50,000
	Option Scheme 2004	22.60	—	—	—	—

Olivier Lefebvre	SBF Option Scheme	5.62	—	—	—	—
	Option Scheme 2001	24.00	20,833	—	—	20,833
	Option Scheme 2002	21.08	13,093	—	—	13,093
	Option Scheme 2004	22.28	—	20,000	—	20,000
	Option Scheme 2004	22.60	—	—	—	—

Name	Option Scheme and exercise price		Number of options 1 January 2004	Granted in 2004	Exercised during 2004	Number of options 31 December 2004
George Möller	SBF Option Scheme	5.62	—	—	—	—
	Option Scheme 2001	24.00	28,507	—	—	28,507
	Option Scheme 2002	21.08	16,228	—	—	16,228
	Option Scheme 2004	22.28	—	—	—	—
	Option Scheme 2004	22.60	—	—	—	—

Remuneration of the Supervisory Board

				Total
Name	Membership	Committees	Euronext Amsterdam*)	2006	2005	2004
	In euros
Jan-Michiel Hessels (Chairman)	50,000	11,000	7,500	68,500	64,750	43,625
Dominique Hoenn (Vice-Chairman)	40,000	5,000	—	45,000	45,000	35,000
Rijnhard de Beaufort **)	—	—	7,500	7,500	3,750	—
Sir George Cox	35,000	11,000	—	46,000	46,000	33,625
André Dirckx ***)	—	—	—	—	—	—
Paul van den Hoek ****)	13,617	—	3,750	17,367	38,750	25,000
Patrick Houël	35,000	7,500	—	42,500	39,375	14,959
Baron Jean Peterbroeck	35,000	9,582	—	44,582	43,125	36,125
Ricardo Salgado	35,000	5,000	—	40,000	40,000	30,000
René de La Serre *****)	13,617	—	—	13,617	35,000	25,000
Rijnhard van Tets	35,000	9,028	7,500	51,528	46,250	32,500
Remi Vermeiren ******)	13,617	3,890	3,750	21,257	48,750	32,500
Sir Brian Williamson	35,000	—	—	35,000	35,000	25,000
Former Supervisory Board members	—	—	—	—	—	10,041

Grand total	340,851	62,000	30,000	432,851	485,750	485,750

*)	Five members of Euronext’s Supervisory Board were also members of the Supervisory Board of Euronext Amsterdam N.V., a subsidiary of Euronext. Mr Hessels, Mr de Beaufort and Mr van Tets have been a member of Euronext Amsterdam’s Supervisory Board throughout 2006. Mr van den Hoek and Mr Vermeiren retired on 30 June 2006.
**)	Mr de Beaufort was appointed as a member of the Supervisory Board of Euronext N.V. on 19 December 2006. He will receive his remuneration with regard to December 2006 in 2007.
***)	Mr Dirckx abstains from remuneration.
****)	Mr van den Hoek retired as a member of the Supervisory Board of Euronext N.V. on 23 May 2006.
*****)	Mr de la Serre retired as a member of the Supervisory Board of Euronext N.V. on 23 May 2006. He was again appointed as a member of the Supervisory Board of Euronext N.V. on 19 December 2006, and he will receive his remuneration with regard to December 2006 in 2007.
******)	Mr Vermeiren retired as a member of the Supervisory Board of Euronext N.V. on 23 May 2006.

There are no loans and guarantees made to members of the Supervisory Board. There have been no transactions involving members of the Supervisory Board. Members of the Supervisory Board or members of their families do not hold directly or indirectly assets. Members of the Supervisory Board do not hold an interest in the Company, with the exception of Baron Peterbroeck, who holds 5,000 shares in Euronext N.V.

3.11 Transactions in own shares

Transactions regarding repurchase program on Eurolist (the former Euronext Paris Premier Marché).

Transaction date	Pursuant to liquidity contract	Average share Price	Total value of transaction after commissions
	In thousands of euros
Balance as at 31/12/05	65,641

Purchase January	—
Sales January	(1,250)	45.96	(57)
Purchase February	—
Sales February	(1,891)	52.17	(99)
Purchase March	—
Sales March	(4,000)	60.07	(240)
Purchase April	—
Sales April	—
Purchase May	—
Sales May	—
Purchase June	49,958	68.56	3,425
Sales June	(36,700)	69.88	(2,564)
Purchase July	62,720	70.62	4,429
Sales July	(59,287)	71.13	(4,217)
Purchase August	54,488	66.40	3,618
Sales August	(62,361)	67.42	(4,204)
Purchase September	76,330	73.39	5,602
Sales September	(86,399)	73.40	(6,342)
Purchase October	68,719	79.82	5,485
Sales October	(65,106)	79.89	(5,201)
Purchase November	81,375	87.97	7,159
Sales November	(95,462)	87.77	(8,379)
Purchase December	62,559	88.84	5,558
Sales December	(64,309)	89.09	(5,729)

Total Purchases	456,149

Total Sales	(476,765)

Balance as at 31/12/2006	45,025

3.11 TRANSACTIONS IN OWN SHARES (CONTINUED)

Transaction date	Pursuant to liquidity contract	Pursuant to share buy back	Average Share Price	Total value of transaction after commissions
	In thousands of euros
Balance as at 31/12/2004	123,110	9,554,713

Purchase January	57,529	—	22.41	1,293
Sales January	(87,791)	—	23.26	(2,036)
Purchase February	59,600	—	25.58	1,528
Sales February	(87,000)	—	26.65	(2,312)
Purchase March	54,985	—	28.67	1,580
Sales March	(51,935)	—	29.15	(1,510)
Purchase April	107,136	—	26.59	2,857
Sales April	(42,513)	—	27.15	(1,151)
Purchase May	46,000	—	27.53	1,270
Sales May	(64,505)	—	27.74	(1,785)
Cancellation May	—	(9,554,713)	—	—
Purchase June	44,813	—	27.44	1,233
Sales June	(41,225)	—	27.97	(1,149)
Purchase July	17,017	—	29.96	510
Sales July	(64,221)	—	30.39	(1,948)
Purchase August	35,630	—	32.64	1,163
Sales August	(28,797)	—	33.04	(952)
Purchase September	12,773	—	33.85	432
Sales September	(23,050)	—	34.43	(794)
Purchase October	42,067	—	34.61	1,456
Sales October	(28,610)	—	35.00	(1,001)
Purchase November	32,426	—	36.74	1,191
Sales November	(32,898)	—	36.86	(1,213)
Purchase December	710	—	38.24	27
Sales December	(15,610)	—	40.17	(627)

Total Purchases	510,686	—

Total Sales	(568,155)	—

Balance as at 31/12/2005	65,641	—

3.11 TRANSACTIONS IN OWN SHARES (CONTINUED)

Transaction date	Pursuant to liquidity contract	Pursuant to share buy back	Average Share Price	Total value transaction after commissions
Balance as at 31/12/2003	138,461	—

Purchase January	11,115	—	20.89	232,857.82
Sales January	(17,850)	—	21.09	(375,278.28)
Purchase February	6,932	—	20.75	144,258.08
Sales February	(12,838)	—	21.39	(273,769.74)
Purchase March	10,151	—	22.38	227,834.86
Sales March	(26,651)	—	23.15	(615,008.30)
Purchase April	10,000	—	23.91	239,777.18
Sales April	(7,064)	—	24.54	(172,832.41)
Purchase May	17,244	—	23.24	403,205.23
Sales May	(15,447)	—	23.80	(365,474.36)
Purchase June	—	50,000	22.92	1,147,251.11
Purchase June	20,963	—	23.20	488,029.84
Sales June	(23,000)	—	23.84	(546,595.27)
Purchase July	—	1,921,100	22.31	42,897,346.56
Purchase July	78,747	—	22.11	1,746,659.01
Sales July	(44,550)	—	22.39	(994,695.95)
Purchase August	—	1,332,116	21.24	28,318,462.50
Purchase August	57,990	—	21.13	1,229,227.73
Sales August	(53,962)	—	21.72	(1,168,604.97)
Purchase September	—	2,306,000	22.92	52,900,936.37
Purchase September	45,184	—	22.80	1,032,784.89
Sales September	(63,748)	—	23.08	(1,466,761.88)
Purchase October	—	2,502,247	22.49	56,332,419.77
Purchase October	95,791	—	22.42	2,153,684.70
Sales October	(98,303)	—	22.69	(2,224,609.55)
Purchase November	—	1,395,000	23.05	32,189,935.69
Purchase November	56,679	—	22.88	1,300,371.90
Sales November	(52,400)	—	23.15	(1,209,277.11)
Purchase December	—	48,250	22.49	1,086,444.99
Purchase December	75,050	—	22.16	1,667,468.86
Sales December	(85,384)	—	22.51	(1,916,996.56)

Total Purchases	485,846	9,554,713

Total Sales	(501,197)

Balance as at 31/12/2004	123,110	9,554,713

The transactions regarding the share repurchase program included transactions executed by liquidity providers to stabilize the share price and transactions executed by brokers with the intention to buying back shares.

As at 31 December 2006, the Group holds 45,025 shares pursuant to the liquidity contract (31 December 2005: 65,641 shares) with a cumulative gain of € 2,319,964 taking into account equity gains and losses resulting from the liquidity purchase and sale. The average purchase price after commissions of shares purchased in the reporting period amounted of € 77.33 per share (2005: € 28.47) and the average sale price after commissions of shares sold in the reporting period amounted of € 77.68 per share (2005: € 29.00).

3.12 Summary of differences between International Financial Reporting Standards and United States Generally Accepted Accounting Principles

The consolidated financial statements of Euronext Group have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as described in Note 2. to the consolidated financial statements.

IFRS differ in certain significant respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The application of U.S. GAAP would have affected the Group’s consolidated net income attributable to shareholders of the parent company for the fiscal years ended December 31, 2006, 2005 and 2004 and its shareholders’ equity as of December 31 2006, 2005 and 2004 as provided in the tables below.

3.12.1. Reconciliation of consolidated net income from IFRS to U.S. GAAP

		Year ended December 31,
Note		2006	2005 (* restated)	2004 (* restated)
		In thousands of euros
	Consolidated net income attributable to shareholders of the parent company as reported in accordance with IFRS	361,779	239,954	149,738
A	Business Combinations
	Gain/Loss on sales of activities	4,392	3,501	(3,007)
	Impairment and amortization of intangible assets (including goodwill)	(22,108)	(21,813)	17,983
B	Admission fees	(14,458)	(14,366)	(5,739)
C	Derivatives and hedging	(6,218)	3,801	883
D	Financial instruments	2,708	(1,007)	(2,233)
E	Foreign currency exchange gains and losses on available for sale debt securities	2,182	3,061	(38)
F	Employee benefits	(965)	(4,126)	(6,598)
G	Share-based payments	(25,507)	(5,704)	167
H	Software revenue recognition	—	3,474	4,669
I	Other	(2,830)	(5,916)	4,698
J	Put options granted to minority interests	(2,422)	47	—
A	Deferred tax related to Business Combinations	25,701	16,485	10,893
L	Tax effect of other U.S. GAAP adjustments	6,728	3,703	2,505
	TOTAL U.S. GAAP Adjustments	(32,797)	(18,860)	24,183
	Consolidated net income attributable to shareholders of the parent company as determined in accordance with U.S. GAAP	328,982	221,094	173,921

*)	See Changes in accounting principles (note 2).

3.12.2. Reconciliation of shareholders’ equity from IFRS to U.S. GAAP.

		December 31,
		2006	2005	2004
Note		In thousands of euros
	Consolidated shareholders’ equity as reported in accordance with IFRS	1,667,016	1,721,256	1,523,429
A	Business Combinations
	Gain/Loss on sales of activities	55,815	51,591	62,760
	Impairment and amortization of intangible assets (including goodwill)	(4,101)	17,646	38,719
B	Admission fees	(92,025)	(77,567)	(63,201)
C	Derivatives and hedging	(1,534)	4,684	883
F	Employee benefits	(19,892)	(21,443)	(14,314)
G	Share-based payments	(31,969)	—	—
H	Software revenue recognition	—	—	(17,916)
I	Other	2,033	4,862	10,785
J	Put options granted to minority interests	(2,375)	47	—
A	Deferred tax related to Business Combinations	113,080	86,982	70,028
L	Tax effect of other U.S. GAAP adjustments	33,934	32,812	28,965
	TOTAL U.S. GAAP Adjustments	52,966	99,614	116,710
	Consolidated shareholders’ equity as determined in accordance with U.S. GAAP	1,719,982	1,820,870	1,640,139

3.12.3 Description of differences between accounting principles applied to prepare the consolidated financial statements under IFRS and U.S. GAAP

A—Business Combinations

Impairment and amortization of intangible assets (including goodwill)

For financial reporting purposes, the cost of acquiring a business is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition for both IFRS and U.S. GAAP. Any excess of purchase cost over the fair values assigned to the acquired net assets is reported as goodwill.

Under IFRS, goodwill and acquired identifiable intangible assets were amortized ratably to earnings over their estimated useful lives. The Group adopted IFRS 3 for all business combinations agreed on or after March 31, 2004 and consequently did not amortize goodwill on acquisitions made after March 31, 2004. Starting January 1, 2005 the Group no longer amortizes goodwill relating to acquisitions made before March 31, 2004. When necessary, goodwill impairment charges are reported in earnings with a corresponding reduction in the carrying value of goodwill.

Under U.S. GAAP, goodwill acquired in business combinations occurring prior to June 30, 2001 was capitalized and amortized on a straight-line basis over its estimated useful life with respect to business combinations completed prior to June 30, 2001. In its application of U.S. GAAP, the Group first applied the provisions in Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) for business combinations initiated after June 30, 2001. From January 1, 2002, the provisions of SFAS 142 were also applied to goodwill and other intangible assets acquired prior to June 30, 2001. Since the adoption of SFAS 141 and SFAS 142 goodwill and indefinite life intangible assets are no longer amortized, but instead tested, at least annually, for impairment.

Application of U.S. GAAP under SFAS 141 and 142 required the Group to identify, to measure, and to separately account for intangible assets such as licenses, customer relationships, trademarks and technology apart from goodwill. For this purpose, independent valuations were prepared using estimates and assumptions provided by management.

The significant transactions which were revisited for U.S. GAAP purposes include the merger between the Amsterdam, Brussels and Paris exchanges in 2000, the acquisitions of Liffe and BVLP in 2002, the acquisition of MTS in 2005 and the acquisition of a further 10% stake in GL TRADE in 2005, as well as the Atos Euronext, AEMS and LCH.Clearnet transactions.

In addition, reconciling items related to impairment arise based on differences in the initial measurement of other intangible assets described above and the impairment test itself. The impairment test under IFRS consists of comparing the carrying amount of an asset to its recoverable amount, which is the higher of the fair value less costs to sell and the value in use of the asset. The excess of the carrying amount over the recoverable amount is recorded as an impairment loss.

Under U.S. GAAP the impairment test for intangible assets subject to amortization is conducted in two steps. The first step is to compare the carrying amount to undiscounted future cash flows. If the carrying amount is higher than the sum of the undiscounted cash flows, the second step is to calculate the impairment based on discounted cash flows expected from the use and eventual disposition of the asset. For intangible assets not subject to amortization, the impairment test consists of a comparison of the fair value of the intangible asset to its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Under U.S. GAAP goodwill is tested for impairment annually. The impairment test is also comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the reporting unit’s fair value of all assets and liabilities, including goodwill, to their carrying amounts. If the carrying amount exceeds the fair value of the reporting unit, a second step is performed, which compares the implied fair value of the applicable reporting unit’s goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

The above items resulted in the following impacts on Euronext consolidated shareholders’ equity and consolidated net income attributable to shareholders of the parent company in order to reconcile to U.S. GAAP:

	Consolidated shareholders’ equity December 31
	2006	2005	2004
	(In thousands of euros)
Amortization and impairment of indefinite life intangible assets (*)	(16,304)	(16,304)	(16,304)
Amortization and impairment of definite life intangible assets	(160,128)	(136,692)	(113,318)
Amortization and impairment of goodwill	172,331	170,642	168,341

Total impairment and amortization of intangible assets (including goodwill)	(4,101)	17,646	38,719

Consolidated shareholders’ equity variance is composed of consolidated net income attributable to shareholders of the parent company for the period and the effect of currency translation differences.

	Consolidated net income attributable to shareholders of the parent company for the years ended December 31,
	2006	2005	2004
	(In thousands of euros)
Amortization and impairment of indefinite life intangible assets (*)	—	—	—
Amortization and impairment of definite life intangible assets	(22,108)	(21,813)	(35,625)
Amortization and impairment of goodwill	—	—	53,608

Total impairment and amortization of intangible assets (including Goodwill)	(22,108)	(21,813)	17,983

(*)	In accordance with APB 17 “Intangible Assets”, identified indefinite life intangible assets have been amortized until January 1, 2002.

Gain/Loss on sales of activities

The differences in carrying amounts of intangible assets (including goodwill) between IFRS and U.S. GAAP result in different gains and losses on subsequent sales of activities, primarily related to clearing, IT, settlement and custody activities.

This resulted in the following impacts on Euronext consolidated shareholders’ equity and consolidated net income attributable to shareholders of the parent company to reconcile to U.S. GAAP:

	Consolidated shareholders’ equity December 31,
	2006	2005	2004
	(In thousands of euros)
Gain/Loss on sales of activities	55,815	51,951	62,760

Consolidated shareholders’ equity variance is composed of consolidated net income attributable to shareholders of the parent company for the period and the effect of currency translation differences.

	Consolidated net income attributable to shareholders of the parent company for the years ended December 31,
	2006	2005	2004
	(In thousands of euros)
Gain/Loss on sales of activities	4,392	3,501	(3,007)

Deferred tax related to Business Combinations

Since the identifiable intangible assets other than goodwill do not have a tax basis, a deferred tax liability was recognized by Euronext under U.S. GAAP for the tax consequences on the related temporary differences. These temporary differences reverse and the deferred tax liability is being reduced as the carrying amounts of the intangible assets are being amortized to earnings or reversed to earnings in case of sale. Such difference is reflected as a separate reconciling line item named “Deferred tax related to Business Combinations” in the reconciliation tables.

The schedule below reflects the deferred tax impact of the adjustments from IFRS to U.S. GAAP as at December 31, 2006, 2005 and 2004 for the above mentioned business combinations and the adjustments mentioned below in Items J and K.

	December 31, 2006	December 31, 2005	December 31, 2004	Estimated Useful Life
	(In thousands of euros)
Decrease in goodwill	408,381	399,450	313,250
Increase in:
Regulatory licenses	389,438	435,325	431,135	Indefinite
Customer relationships	170,589	197,326	208,177	20 years
Trade marks	26,410	27,514	26,795	Indefinite
Technology	4,565	5,977	7,409	3 to 6 years
Total other intangibles (including goodwill)	182,621	266,692	360,266
Increase in deferred tax liabilities on intangibles	156,677	203,660	215,835

B—Admission fees

Euronext collects admission fees from issuers that first offer their securities for trading in the public market. Euronext immediately recognizes such fees as revenue under the guidance in IAS 18, “Revenue” when an issuer’s securities are first listed.

U.S. GAAP interpretation provided by the Securities and Exchange Commission (“SEC”) reflected in the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” requires recognition of those admission fees over the period in which the services are provided. Accordingly, under U.S. GAAP, Euronext recognizes admission fees on a straight-line basis over the estimated service period of 10 years.

The application of U.S. GAAP results in lower revenues of €14.5 million, €14.4 million and € 5.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to the deferral of portions of the admission fees charged in those periods offset by the amortization of admissions fees charged in prior periods. As of December 31, 2006 and 2005 and 2004, deferred revenues related to admission fees amounted to € 92.0 million, € 77.6 million and € 63.2 million, respectively.

C—Derivatives and hedging

Euronext entered into a GBP 250 million denominated fixed-rate debt obligation in February 2004 that was swapped into a floating rate liability using an interest rate swap receiving a fixed rate and paying Libor GBP.

Under IFRS, the interest swap was designated by management as a fair value hedge of the changes in fair value of the fixed-rate debt obligation due to changes in the Libor GBP benchmark rate in accordance with the hedging criteria stated in IAS 39, “Financial Instruments.” Under the fair value hedge accounting model, both the hedged portion of the debt obligation and the interest rate swap contract are carried at fair value with changes in fair value being reported in earnings.

The prospective assessment of hedge effectiveness is documented according to the rules stated in the application guidance of IAS 39 by asserting that the critical terms of the hedged liability match those of the hedging instrument. Critical terms include the notional and principal amounts, the maturity, the interest payment dates and the principal repayment dates. The credit risk component of the interest swap is included in the prospective assessment of effectiveness. Due to the fact that Euronext’s policy is to enter into hedging derivatives with highly rated counterparts, the credit risk of the hedging swap does not create any ineffectiveness in the prospective assessment of highly effectiveness of the hedging strategy. At each closing date, Euronext ascertains that the counterparty to the hedging derivative does not evidence a credit risk that would create some changes in value of the hedging swap not reflected in the hedged risk . The retrospective assessment of hedge effectiveness is performed using the cumulative dollar offset method which consists in comparing the fair value of the hedging swap with the change in fair value of the hedged liability due to changes in GBP Libor rates. Prospective and retrospective assessments of hedge effectiveness are conducted at each closing date.

Prior to July 1, 2006, the documentation established for IAS 39 purposes did not comply with SFAS133 requirements, which precludes the utilization of the “critical terms match” method for the purpose of assessing the prospective assessment of a fair value hedge. Consequently, the above-mentioned hedging relationship did not benefit from fair value hedge accounting under SFAS 133 and the hedging swap was measured at fair value through the income statement under US GAAP up to June 30, 2006, whereas the debt obligation remained accounted for at amortised cost.

From June 30, 2006 thereon, Euronext has been documenting a new hedging relationship between the hedged debt obligation and the interest rate swap compliant with SFAS 133. Under the new documented hedging relationship, the prospective assessment is performed using a regression analysis between the changes in fair value of the hedging swap and the fair value of the hedged debt obligation. The retrospective assessment of hedge effectiveness is performed using the cumulative dollar offset method which consists in comparing the fair value of the hedging swap with the change in fair value of the hedged risk due to changes in GBP Libor rates.

As a result, under U.S. GAAP Euronext recorded a reconciling adjustment to consolidated net income attributable to shareholders of the parent company of € (6.2) million, € 3.8 million and € 0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

D—Financial instruments

Under IFRS, prior to January 1, 2006, Euronext’s current investments in equity securities and money market funds have been designated by management at the date of initial recognition as “Financial Assets at Fair Value through profit and loss” (“the fair value option”) in accordance with IAS 39.9. Accordingly, unrealized gains and losses on these securities are reported in earnings.

Starting January 1, 2006, IAS39 –” Amendment for the fair value option” limits the possibility to designate a financial asset or a financial liability on initial recognition as at fair value through profit or loss. As a consequence, Euronext’s current investments in equity securities investments held by the Group that were previously classified as investments at fair value through profit or loss, have been reclassified as available-for-sale (“AFS”), as at 1 January 2006. Furthermore, the Group chooses to classify newly purchased money market funds as available-for-sale investments and no longer applies the fair value option on this type of investment. As at December 31, 2006, all money market funds are classified as available-for-sale investments, with the exception of those held by the Group’s subsidiary GL TRADE, which are still designated as Financial Assets at Fair Value through profit and loss.

Under U.S. GAAP, SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities,” does not allow an entity to apply the IFRS “Fair value option” and Euronext’s current investment in equity securities and money market funds are reported as available for sale securities at fair value under SFAS 115, with unrealized gains and losses being reported in shareholders’ equity net of their related tax consequences.

E—Foreign currency exchange gains and losses on available for sale debt securities

Under IFRS and U.S. GAAP, investments in debt securities that are classified by management as AFS are carried in the balance sheet at fair value with changes in fair value reported directly in consolidated shareholders’ equity.

For purposes of determining the change in fair value to be reported in equity, the portion of the change in value relating to foreign currency exchange rate changes that occur during the period are reported in earnings and are not deferred in stockholders’ equity for IFRS.

Under U.S. GAAP, under the guidance in EITF 96-15 “Accounting for the Effects of Changes in Foreign Currency Exchange Rates on Foreign-Currency-Denominated Available-for-Sale Debt Securities,” as amended by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” changes in value of AFS securities that result from changes in foreign currency exchange rates are reported in shareholders’ equity and transferred to earnings as a component of gain or loss only upon sale of the instrument.

F—Employee benefits

Under IFRS and as disclosed in Note 2 to the consolidated financial statements accounting for pensions and other post-employment benefits is made in accordance with IAS 19, “Employee Benefits.” The Group’s net obligation is measured by estimating future benefits employees have earned. Pension and benefit costs are recognized in earnings over the service periods.

Under U.S. GAAP, the Group applies SFAS 87, “Accounting for Pensions”, SFAS 88, “Accounting for Pension Settlements and Curtailments”, SFAS 106, “Accounting for Postretirement Benefits”, and SFAS 112, “Employers’ Accounting for Post-Employment Benefit”. Effective December 31, 2006, the Group adopted the provisions of SFAS 158 “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment to FASB Statements No. 87, 88, 106, and 132(R). The standard requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet with an offsetting amount in accumulated other comprehensive income and to recognize changes in that funded status in the year in which the changes occur. Prior years have not been restated and are not comparable. This standard does not impact the net income as determined in accordance with US GAAP.

The significant differences between IAS 19 and U.S. GAAP under SFAS 87, SFAS 88, SFAS 106, SFAS 112, and SFAS158 that affect the Group are:

•

Different dates of implementation for the parent company of the Group caused most of the differences in the accumulated actuarial gains and losses. For the acquired entities, both IAS 19 and U.S. GAAP have been implemented since the acquisition date.

•

Under IAS 19, the past service costs resulting from plan amendments were recognized immediately if vested or amortized over the remaining vesting period. Under U.S. GAAP, prior service costs are generally recognized over the average remaining service life of the plan participants affected by the amendments.

•

Under U.S. GAAP, prior to December 31, 2006 an additional minimum pension liability was recognized if the positive difference between the accumulated benefit obligation and the fair value of the plan assets was greater than the accrued liability. The additional minimum pension liability was recognized and an intangible asset was recognized for an amount not exceeding the amount of unrecognized prior service cost. If the additional pension minimum liability required to be recognized exceeded unrecognized prior service cost, the excess was reported as a reduction of other comprehensive income. Such an additional minimum liability is not recognized under IAS 19.

In addition, starting December 31, 2006, the funded status of the defined benefit plan is recognized under U.S. GAAP as a liability in the balance sheet with an offsetting amount in the accumulated other comprehensive income/(loss). Such funded status is not recognized under IAS 19.

The effect of these differences on consolidated shareholders’ equity are summarized as follows:

	December 31
	2006	2005	2004
	(thousands of euros)
Accumulated actuarial gains and losses	(5,138)	(4,173)	(3,484)
Unrecognized prior service cost	—	—	3,437
Additional minimum pension liability	—	(17,270)	(14,267)
Funded Status	(14,754)	—	—

U.S. GAAP adjustment	(19,892)	(21,443)	(14,314)

The effect of these differences on consolidated net income attributable to shareholders of the parent company can be summarized as follows:

	Years ended December 31
	2006	2005	2004
	(thousands of euros)
Amortization of unrecognized actuarial gains and losses	(965)	(689)	(3,161)
Amortization of unrecognized prior service cost	—	(3,437)	(3,437)

U.S. GAAP adjustment	(965)	(4,126)	(6,598)

G—Share-based payments

In accordance with IFRS2 “Share-based Payment” Euronext recognized compensation expenses for all share-based programs that were granted after November 7, 2002. An estimated cost for the granted instruments, based on the instruments’ fair value at grant date and the number of instruments expected to vest is charged to the income statement, with a corresponding increase in equity or liabilities if the award is cash-settled, over the vesting period on a straight line basis. The fair value of the options is measured using a binomial model, taking into account the terms and conditions upon which the options were granted. As of December 31, 2005, there are no grants outstanding which would require cash settlement.

Under U.S. GAAP, until December 31, 2005, Euronext applied the intrinsic value method in accordance with Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) for share-based programs with employees, including those plans prior to November 7, 2002, and the plans are either classified as fixed or variable plans. Under APB 25, compensation expense is determined, using the intrinsic value method, as the difference between the market price and the exercise price of the share-based award. For fixed plans compensation expense is determined on the grant date. For variable plans compensation is remeasured at each balance sheet date until the award becomes vested.

Starting January 1, 2006, the Company adopted SFAS 123 (R) “Share-Based Payments” (“FAS 123R”) using the modified prospective method. Under the modified prospective method, share-based compensation is recognized based on the fair value of the awards for:

•	New share-based payment awards granted;

•	Awards modified, repurchased, or cancelled after the required effective date;

•	The remaining portion of the requisite service under previously-granted; and

•	Unvested awards outstanding as of the required effective date.

The main effect of adopting the standard on January 1, 2006 concerned Euronext stock option awards granted in 2004. Under FAS 123(R), Euronext stock option awards granted in 2004, which were previously classified as an equity instrument under APB 25, are classified as a liability due to conditions in the awards that are not service, performance or market conditions as described in FAS 123(R). This liability was recognized at its fair value of € 6.0 million at January 1, 2006 by reducing equity. The difference between the fair value of the liability recognized at January 1, 2006 and the previously recognized compensation cost until that date amounted to € 0.2 million and was recognized in the income statement, net of any related tax effect, as the cumulative effect of the change in accounting principle. The fair value of this liability-classified award is remeasured at each period-end based on the current share price and other pertinent factors. The change in the fair value of this liability-classified award, net of any related tax effect was recognized in the consolidated income statement of the period as an additional stock compensation expense. For the year ended December 31, 2006, stock compensation expense for an amount of € 24.5 million was recorded under U.S. GAAP in relation to these liability-classified stock option awards, in addition to the € 1.5 million already recognized under IFRS.

H—Software Revenue Recognition

LIFFE CONNECT® software sales are comprised of revenues from fees received for the sale of software licenses. These revenues are recognized in accordance with the substance of the licensing agreements. Under IFRS, revenues from licensing agreements with a specified period of time are amortized on a straight-line basis over the life of the agreements. Fees received under unlimited licensing agreements for which the Group has no remaining obligations to perform or to deliver are recognized immediately.

Under U.S. GAAP, the rules for revenue recognition under multiple-element arrangements are detailed and prescriptive. These rules include the requirement that revenues be allocated to the respective elements of such an arrangement on the basis of Vendor Specific Objective Evidence of Fair Value (“VSOE”) for each element. Statement of Position (“SOP”) 97-2 “Software Revenue Recognition” sets out precise requirements for establishing VSOE for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized upon delivery of the final element.

Under U.S. GAAP, the Group did not have VSOE for certain elements of certain multiple-element arrangements with customers within the LIFFE business. The terms of these arrangements with customers include, among other terms, the provision of hosting services and on-going customer support (known as Post-contract customer support, or PCS, under SOP 97-2). As a consequence of the terms of these arrangements, revenue is deferred under U.S. GAAP and does not start to be recognized until delivery or discharge of the obligation in respect of the final element of the arrangement for which VSOE is not determinable. If this final element is PCS, then revenue is recognized over the remaining term of the PCS contract. In July 2005, Euronext sold its IT activity. Therefore, as of December 31, 2006 and 2005, this is no longer a reconciling item.

I—Other

This reconciling item reflects U.S. GAAP adjustments for non securities and derivatives exchange activities operated through GL TRADE and AEMS groups. These adjustments mainly relate to goodwill amortization differences (see description in Item A), revenue recognition differences, (see description in Item H) and restructuring liabilities in relation to timing differences in the recognition of liabilities in connection with restructuring plans.

	Consolidated shareholders’ equity December 31,
	2006	2005	2004
	(In thousands of euros)
Goodwill amortization	8,963	9,240	9,038
Revenue recognition	(6,955)	(5,125)	(479)
Restructuring liabilities	25	747	2,226

Total Other	2,033	4,862	10,785

	Consolidated net income attributable to shareholders of the parent company for the years ended December 31,
	2006	2005	2004
	(In thousands of euros)
Goodwill amortization	(278)	212	2,951
Revenue recognition	(1,830)	(4,649)	(479)
Restructuring liabilities	(722)	(1,479)	2,226

Total Other	(2,830)	(5,916)	4,698

J—Put options granted to minority interests

Under IFRS, Euronext has committed itself to acquiring minority shareholdings owned by third parties in certain less than wholly-owned consolidated subsidiaries. Since these third parties have the ability, if they wish so, to decide to exercise their put options, IAS 32 requires that the present value of the exercise price of such options be accounted for as a financial liability, no minority interest recognized for accounting purposes and the difference (if any) booked as part of goodwill. The goodwill is adjusted at each closing date to reflect the variation of the liability (due to changes in the exercise price of the option).

Under U.S. GAAP, these put options are recorded as liabilities measured initially at fair value and consequently with changes in fair value recognized into earnings.

K—MBE Holding

Under IFRS, MBE Holding, which was acquired by Euronext in November 2005, is consolidated under the proportional consolidation method. Amounts reflected in Euronext’s consolidated balance sheet under IFRS with respect to MBE Holding include as of December 31, 2006, (respectively December 31, 2005), current assets of € 24.5 million (€ 19.5 million), non-current assets of € 85.4 million (€ 70.0 million), current liabilities of € 9.2 million (€ 10.2 million) and non-current liabilities of € 26 million (€ 1.1 million).

Under U.S. GAAP, MBE Holding is accounted for under the equity method primarily because the minority shareholder holds significant participating rights. As of December 31, 2005, Euronext’s investment in MBE Holding is reflected in the “Investments in associates” line item in Euronext’s consolidated balance sheet under U.S. GAAP for an amount of € 87.4 million (€ 71.5 million as of December 31, 2005).

There is no reconciling item as this difference of consolidation method has neither impact on net income attributable to shareholders of the parent company nor on shareholders’ equity.

L—Tax effect of other U.S. GAAP adjustments

The tax effect of other U.S. GAAP adjustments represents the temporary differences created as a result of applying U.S. GAAP.

Cash Flow statement

For IFRS, Euronext prepares and reports financial information on its cash flows using the guidance in IAS 7, Cash Flow Statements. Since the information required under IAS 7 is similar to the content and presentation of cash flow information prepared under U.S. GAAP under FASB Statement 95, Statement of Cash Flows, Item 17 of SEC Form 20-F does not require additional information, disclosure or a different presentation of cash flow information for the Group.

3.12.4 Recently issued accounting pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (SFAS) No. 109, Accounting for Income Taxes. FIN 48 addresses how a reporting company accounts for all tax positions including the uncertain tax positions reflected or expects to be reflected in the company’s past or future tax returns. The interpretation also requires the company to recognize interest and penalties associated with the uncertain tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the potential impact, if any, that the implementation of FIN 48 will have on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” which defines fair value and establishes a framework for measuring fair value. SFAS 157 does not impose fair value measurement on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurement. SFAS 157 is effective for the Group for the year ending December 31, 2008. The Group is currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement is effective for the Group as of January 1, 2008. The Group is currently evaluating the impact of adopting SFAS 159.

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

For the convenience of our investors, we have included the Unaudited Pro Forma Condensed Financial Statements of NYSE Euronext for the fiscal year ended December 31, 2006. These Unaudited Pro Forma Condensed Financial statements are identical to those that were originally filed with the SEC on March 26, 2007 under cover of Form 8-K and should be read in connection with the historical financial statements of NYSE Group and Euronext set forth in Item 8 above.

NYSE EURONEXT

UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME

YEAR ENDED DECEMBER 31, 2006

(In thousands, except per share data)

	Historical	Pro Forma					Historical	Pro Forma
	NYSE Group	Archipelago results*	Other Pro Forma Adjustments	Note		NYSE Group Combined	Euronext	Adjustments	Note		NYSE Euronext Combined
Revenues
Transaction	$675,900	$96,073	$—			$771,973	$851,248	$—			$1,623,221
Listing	356,091	81	—			356,172	51,666	—			407,838
Market data	222,484	12,800	—			235,284	136,139	—			371,423
Sale of software	—	—	—			—	231,619	—			231,619
Data processing	137,088	—	—			137,088	—	—			137,088
Regulatory	184,194	2,181	—			186,375	—	—			186,375
Licensing, facility and other	127,016	1,994	—			129,010	56,087	—			185,097

Total revenues	1,702,773	113,129	—			1,815,902	1,326,758	—			3,142,660
Merger expenses and related exit costs	(54,485)	(696)	55,181	[3.1	]	—	(50,688)	50,688	[3.1	]	—
Compensation	(558,357)	(15,154)	—			(573,511)	(370,159)	—			(943,670)
Liquidity payments	(264,927)	(43,941)	—			(308,868)	—	—			(308,868)
Routing and clearing fees	(74,403)	(14,798)	—			(89,201)	—	—			(89,201)
Systems and communications	(119,618)	(4,645)	—			(124,263)	(223,383)	—			(347,646)
Professional services	(110,399)	(2,579)	—			(112,978)	(15,065)	—			(128,043)
Depreciation and amortization	(135,797)	(5,113)	(1,314)	[3.2	]	(142,224)	(68,700)	(129,000)	[3.3	]	(339,924)
Occupancy	(84,945)	(2,455)	—			(87,400)	(54,731)	—			(142,131)
Marketing and other	(102,770)	(2,992)	—			(105,762)	(121,411)	—			(227,173)
Regulatory fine income	36,392	236	—			36,628	—	—			36,628

Operating income	233,464	20,992	53,867			308,323	422,621	(78,312)			652,633
Investment and other income, net	73,983	749	—			74,732	85,886	(150,000)	[3.5	]	10,618
Gain on sale of businesses and equity investments	20,925	26,034	—			46,959	19,189	—			66,148

Income before income tax provision and minority interest	328,372	47,775	53,867			430,014	527,697	(228,312)			729,399
Income tax (provision) benefit	(120,566)	(19,331)	(16,963)	[3.4	]	(156,860)	(100,301)	79,909	[3.4	]	(177,252)
Minority interest	(2,829)	—	—			(2,829)	(14,636)	—			(17,465)

Income (loss) from continuing operations	$204,977	$28,444	$36,904			$270,325	$412,760	$(148,403)			$534,682

Basic earnings per share from continuing operations						$1.73	$3.71				$2.02

Diluted earnings per share from continuing operations						$1.72	$3.68				$2.00

Basic weighted average shares outstanding						156,310	111,215	(2,224)	[3.7	]	265,301

Diluted weighted average shares outstanding						157,423	112,139	(2,243)	[3.7	]	267,319

The accompanying notes are an integral part of the unaudited pro forma condensed combined financial statements.

*	Results of operations of Archipelago for the period which preceded the merger with NYSE (January 1, 2006 to March 7, 2006).

NYSE EURONEXT

UNAUDITED PRO FORMA CONDENSED COMBINED

STATEMENT OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2006

(In thousands)

	Historical		Pro Forma
	NYSE Group	Euronext	Adjustments	Note		NYSE Euronext Combined
Assets
Current assets:
Cash, cash equivalents, investment and other securities	$979,124	$747,730	$3,000,000	[3.5	]	$1,726,854
			(3,000,000)	[2	]
Accounts receivable, net	334,690	235,179	—			569,869
Deferred income taxes	107,814	—	—			107,814
Other current assets	21,440	—	—			21,440

Total current assets	1,443,068	982,909	—			2,425,977
Property and equipment, net	378,128	118,640	130,000	[3.3	]	626,768
Goodwill	535,906	588,181	(588,181)	[2	]	6,091,757
			5,555,851	[2	]
Other intangible assets, net	584,041	868,034	(868,034)	[2	]	5,334,041
			4,750,000	[3.3	]
Investment in affiliates and other investments	—	596,515	120,000	[3.3	]	716,515
Deferred income taxes	365,632	61,239	(40,145)	[3.6	]	386,726
Other assets	158,767	21,359	—			180,126

Total non-current assets	2,022,474	2,253,967	9,059,491			13,335,932
Assets held for sale	—	604,226	—			604,226

Total assets	$3,465,542	$3,841,102	$9,059,491			$16,366,135

Liabilities and stockholders‘ equity
Current liabilities:
Accounts payable and accrued expenses	$649,844	$476,389	$50,000	[2	]	$1,176,233
Deferred revenue	113,881	—	—			113,881
Short-term debt	—	142,140	—			142,140
Deferred income taxes	68,468	—	—			68,468

Total current liabilities	832,193	618,529	50,000			1,500,722
Long-term debt	—	499,450	3,000,000	[3.5	]	3,499,450
Accrued employee benefits	354,447	17,051	—			371,498
Deferred revenue	322,222	121,405	(121,405)	[3.6	]	322,222
Deferred income taxes	264,973	255,351	1,750,000	[3.3	]	2,270,324
Other liabilities	22,688	4,153	—			26,841

Total non-current liabilities	964,330	897,410	4,628,595			6,490,335
Liabilities associated with assets held for sale	—	8,145	—			8,145

Total liabilities	1,796,523	1,524,084	4,678,595			7,999,202

Minority interest	—	47,914	—			47,914
Stockholders’ equity	1,669,019	2,269,104	4,380,896	[4	]	8,319,019

Total liabilities and stockholders’ equity	$3,465,542	$3,841,102	$9,059,491			$16,366,135

The accompanying notes are an integral part of the unaudited pro forma condensed combined financial statements.

NYSE EURONEXT

NOTES TO UNAUDITED PRO FORMA CONDENSED

COMBINED FINANCIAL STATEMENTS

Note 1—Basis of Presentation

The unaudited pro forma condensed combined financial statements give effect to the following:

1.	the acquisition of Archipelago by the NYSE and the acquisition of Euronext by NYSE Group in two separate transactions to be accounted for as purchase business combinations, with

•	the NYSE treated as the legal and accounting acquirer of Archipelago, and

•	NYSE Group treated as the legal and accounting acquirer of Euronext;

2.	the acquisitions of Archipelago by the NYSE and Euronext by NYSE Group as if the two business combinations had been completed on January 1, 2006 for statement of income purposes; and

3.	the acquisition of Euronext by NYSE Group as if the business combination had been completed on December 31, 2006 for statement of financial condition purposes.

The unaudited pro forma condensed combined financial statements have been prepared based on the consolidated financial statements of NYSE Group and Euronext prepared in accordance with accounting principles generally accepted in the United States of America, and should be read together with the separate financial statements of NYSE Group and Euronext.

On March 7, 2006, the NYSE completed the acquisition of Archipelago. Based on the preliminary allocation of the purchase price in the Archipelago acquisition, the assets and liabilities of Archipelago were included in NYSE Group’s historical consolidated statement of financial condition as of December 31, 2006. The results of operations of Archipelago have been included in NYSE Group’s historical results of operations since March 8, 2006.

The unaudited pro forma condensed combined financial data is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if the business combinations had been consummated during the period or as of the dates for which the pro forma data is presented, nor is it necessarily indicative of the future operating results or financial position of NYSE Euronext.

The NYSE’s purchase price for Archipelago and NYSE Group’s purchase price for Euronext have been allocated to the assets acquired and the liabilities assumed based upon management’s preliminary estimate of their respective fair values as of the date of acquisition. Definitive allocations will be performed when estimates are finalized. Accordingly, the purchase price allocation pro forma adjustments are preliminary, have been made solely for the purpose of providing unaudited pro forma condensed combined financial data and are subject to revision based on a final determination of fair value after the closing of the business combinations.

The accompanying unaudited pro forma condensed combined statements of income do not include (1) any revenue or cost saving synergies that may be achievable subsequent to the completion of the business combinations, or (2) the impact of non-recurring items directly related to the business combinations.

NYSE Group and Euronext expect to incur a number of nonrecurring costs associated with combining the operations of the two companies and the related elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of their respective businesses. For the years ending December 31, 2007, 2008 and 2009, NYSE Euronext expects to incur restructuring costs of $70 million, $70 million and $40 million, respectively. Such costs have not been reflected in the pro forma combined financial information because they represent nonrecurring charges directly attributable to the combination of NYSE Group and Euronext.

The statement of financial condition of Euronext as of December 31, 2006 has been translated using an exchange rate of €1.00 = $1.3193. The statement of income of Euronext for the year ended December 31, 2006 has been translated using an average exchange rate of €1.00 = $1.2547.

Certain reclassifications have been made to the historical financial statements of NYSE Group conform to the presentation expected to be used by NYSE Euronext. NYSE Group expects that there could be additional reclassifications following the combination.

Note 2—Purchase Price of Euronext

For the purpose of preparing the accompanying unaudited pro forma condensed combined statement of financial condition as of December 31, 2006, management made the following assumptions:

1.	there were approximately 111.0 million shares of Euronext outstanding at December 31, 2006, and

2.	each outstanding Euronext share was acquired on December 31, 2006 in exchange for (i) €21.32 (approximately $27.00) in cash for a total cash consideration of approximately $3.0 billion and (ii) 0.98 of a share of NYSE Euronext common stock.

Based on the above assumptions, the total purchase consideration was computed as follows:

	111.0 million shares
times	0.98
times	$61.70	[a]

Equity component	$6.65 billion

plus
	111.0 million shares
times	$27.00

Cash component	$3.00 billion

Acquisition costs	$50 million	[b]

Total purchase consideration	$9.7 billion

[a]	Corresponding to the average closing stock price of NYSE Group for the five-day period beginning two days before and ending two days after June 1, 2006 (the date the combination was agreed to and announced).
[b]	Corresponding to management’s estimate of direct costs of acquisition to be incurred by NYSE Group.

The fair value of stock options and awards issued by NYSE Euronext in exchange for stock options and awards of Euronext will be included as part of the purchase consideration but has been disregarded for the presentation of this pro forma financial information due to its immateriality.

The following is a summary of the preliminary allocation of the total purchase price in the Euronext acquisition as reflected in the unaudited pro forma condensed combined statement of financial condition as of December 31, 2006 (in millions):

Historical equity of Euronext	$2,269

Elimination of Euronext's historical goodwill and intangibles	(1,456)

Reversal of Euronext's historical deferred revenue	121

Fair value of identifiable intangible assets:
National securities exchange registrations	3,500
Customer relationships	890
Trade names and other intangibles	360

Fair value adjustment of fixed assets:
Technology	75
Other	55
Fair value adjustment of equity method investments and investment in affiliates	120

Deferred tax impact of purchase accounting adjustments	(1,790)

Residual goodwill created from business combination	5,556

Total purchase price	$9,700

See Note 3.3 for a discussion of the methods used to determine the fair value of Euronext’s fixed assets, intangible assets, equity method investments and investments in affiliates. The carrying value of all other assets and liabilities was deemed to approximate their estimated fair value.

Note 3—Pro Forma Adjustments

[3.1]	To eliminate the merger expenses incurred by the NYSE, Archipelago and Euronext, as well as NYSE exit costs to arrive at pro forma income from continuing operations. The merger expenses and exit costs represent nonrecurring charges directly attributable to the business combinations.

[3.2]	To reflect additional depreciation and amortization expense as a result of adjusting the book value of Archipelago fixed assets and intangible assets to their estimated fair value. The preliminary allocations are as follows:

	Increase in value	Estimated average remaining useful life	Estimated annual depreciation expense
	(in thousands)		(in thousands)
Fixed asset class:
Software	$11,700	5 years	$2,340
Other equipment	5,300	3 years	1,767

Fixed assets	$17,000

	Value

Intangible asset class:
National securities exchange registration	$511,000	Indefinite	n/a
Customer relationships	34,800	20 years	1,740
Trade names	38,700	20 years	1,935

Intangible assets	$584,500

Total	$601,500		$7,782

The $1.3 million pro forma adjustment to depreciation and amortization expense for the year ended December 31, 2006 corresponds to the estimated expense which would have been incurred by Archipelago for the period which preceded the merger between the NYSE and Archipelago (January 1, 2006 to March 7, 2006).

[3.3]	To adjust the book value of Euronext assets to their estimated fair value. The preliminary allocations are as follows:

	Increase in value		Estimated average remaining useful life	Estimated annual depreciation expense
	(in thousands)			(in thousands)
Fixed asset class:
Technology	$75,000		5 to 7 years	$13,000
Buildings and other	55,000		20 to 40 years	1,500

Fixed assets	$130,000	[a]

Equity method investments and investment in affiliates	$120,000	[b]

	Value

Intangible asset class:
National securities exchange registrations	$3,500,000		Indefinite	n/a
Customer relationships	890,000		18 to 20 years	43,000
Trade names	182,000		Indefinite	n/a
Other	178,000		2 to 3 years	71,500

Intangible assets	$4,750,000	[c]

Total depreciation expense				$129,000

Total assets	$5,000,000	[a]+[b]+[c]

The “Euronext” trade name and other trade names (with the exception of exchange indices trade names) were valued using the relief-from-royalty method under the income approach. The national securities exchange registrations, customer-related intangibles, and exchange indices trade names were valued using the excess earnings income approach. The technology, which consists primarily of internally developed software, and other fixed assets were valued using the cost approach. The equity investments and investments in affiliates were valued either using the market approach relying on information from recent transactions or the excess earnings income approach.

The $129.0 million pro forma adjustment to depreciation and amortization expense for the year ended December 31, 2006 corresponds to the estimated annual expense outlined in the above table.

A $1,750.0 million pro forma adjustment to the deferred tax liability is based on the $5,000.0 million increase in value of Euronext’s assets outlined in the above table.

[3.4]	To adjust the income tax provision for the effect of the pro forma adjustments based upon combined federal, state and local corporate income tax rates ranging from 35.0% to 40.0% depending on the companies involved in the respective business combinations. Deferred income tax impacts as a result of the purchase accounting adjustments were also estimated at a 35.0% to 40.0% blended income tax rate.

[3.5]	To adjust cash and long-term debt balances for the anticipated borrowing of $3.0 billion by NYSE Group to finance the corresponding cash payment to Euronext stockholders as part of the combination (see note 2). The related interest expense was calculated using a 5.0% blended Libor and Euribor rate using the effective interest rate method. Anticipated debt issuance costs are immaterial and have been disregarded for the presentation of this pro forma financial data.

The pro forma interest expense adjustment was calculated as follows:

Annual interest expense
(in thousands)
Anticipated borrowing[a]	$3,000,000
Interest rate[b]	5.00%
Months outstanding[c]	12/12
Pro forma adjustment[a]*[b]*[c]	$150,000

An interest rate change by 1/8th of one percent would have a $3.8 million impact on the anticipated annual interest expense.

[3.6]	To reverse historical deferred revenue balances of Euronext and related deferred tax assets because NYSE Euronext would not have assumed a legal performance obligation as of December 31, 2006.

[3.7]	To adjust the weighted average number of shares outstanding used to determine basic and diluted pro forma earnings per share based upon the exchange of each outstanding Euronext ordinary share for 0.98 of a share of NYSE Euronext common stock, as follows:

	Basic computation	Diluted computation
	(shares in thousands)
Year ended December 31, 2006
Historical weighted average shares of Euronext[a]	111,215	112,139
Times: exchange ratio	0.98	0.98
Equals: Pro forma weighted average shares[b]	108,991	109,896
Pro forma adjustment[b]—[a]	(2,224)	(2,243)

Note 4—Equity

As of December 31, 2006, the equity of NYSE Euronext consisted of the following (in thousands):

Historical equity of NYSE Group	$1,669,019
Estimated fair value of Euronext	9,650,000
Less: portion of purchase consideration paid in cash (note 2)	(3,000,000)

$8,319,019

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of NYSE Euronext

Set forth below are the name, age, principal occupation and certain biographical information for our directors as of April 27, 2007. The Board of Directors will propose each of our current directors for reelection at our June 7, 2007 Annual Shareholders Meeting to hold office for a one-year term expiring at the annual meeting of stockholders to be held in 2008.

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
Jan-Michiel Hessels	64	Mr. Hessels is the chairman of the NYSE Euronext Board of Directors. Mr. Hessels was chairman of the supervisory board of Euronext since its creation in September 2000. Before that, he was a member of the supervisory board of Amsterdam Exchanges since its creation in 1997. He was the chief executive officer of Royal Vendex KBB from 1990 to 2000, and served on the supervisory boards of Royal Vopak N.V. (the Netherlands) from 1999 to 2005, Laurus N.V. (the Netherlands) from 1998 to 2004, B&N.com Inc. from 1999 to 2003 and Amsterdam Airport Schiphol Group N.V. from 1993 to May 2006. Mr. Hessels is currently a member of the supervisory boards of Euronext Amsterdam N.V. (the Netherlands) (a subsidiary of Euronext), Royal Philips Electronics N.V. (the Netherlands), Heineken N.V. (the Netherlands), and Fortis N.V. (the Netherlands/Belgium). He is currently chairman of Schiphol Airport Development Corporation (the Netherlands), SC Johnson Europlant (the Netherlands), Stichting Particuliere Historische Buitenplaatsen (Dutch Association of Private Historical Estates), and the Dutch National Committee “Rembrandt 400.” Mr. Hessels also serves on the international advisory boards of the Blackstone Group and SC Johnson Corporation.

Marshall N. Carter	67	Mr. Carter is deputy chairman of the NYSE Euronext Board of Directors. He was chairman of the NYSE Group Board of Directors since April 2005 and director since December 1, 2005. Mr. Carter became a director of the NYSE in November 2003 and was elected chairman of the Board of Directors in April 2005. Mr. Carter is the former chairman and chief executive officer of the State Street Bank and Trust Company, and of its holding company, State Street Corporation, where he served from 1992 until his retirement in 2001. He joined State Street in July 1991, as president and chief operating officer, and became chief executive officer in 1992 and chairman in 1993.

John A. Thain	51	Mr. Thain is chief executive officer of NYSE Euronext. He was a director of NYSE Group since June 2005, and was its chief executive officer from December 2005. Mr. Thain joined the NYSE in January 2004, serving as chief executive officer and a director. Previously, Mr. Thain was with The Goldman Sachs Group, Inc. where he served as president and co-chief operating officer from May 1999 to June 2003, and as president and chief operating officer from July 2003 to January 2004. He was a member of The Goldman Sachs Group, Inc. Board of Directors from 1998 to 2003.
Jean-François Théodore	60

Mr. Théodore is deputy chief executive officer of NYSE Euronext. He was the chief executive officer and chairman of the managing board of Euronext since its creation in September 2000. He started his career with the French Treasury (Direction du Trésor) at the Ministry of Economy and Finance from 1974 to 1990, serving as assistant Head of the State Holdings Bureau. He was then

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
		seconded for two years to Crédit National. On his return to the Treasury, he was successively appointed Head of the “African States—Franc Zone” Bureau, and Head of the Foreign Investment Bureau. In 1984 Mr. Théodore was appointed Deputy Director in charge of the Banking Department, in 1986 he was appointed Deputy Director in charge of the Investments, Public Corporations Department, and in 1990, he became chief executive officer of ParisBourseSBF S.A. He presided over the International Federation of Stock Exchanges (FIBV) for two years (1993-1994), and served as President of the Federation of European Stock Exchanges (1998-2000). Mr. Théodore is currently a member of the supervisory boards of Atos Euronext Market Solutions Holdings S.A.S., Euroclear plc and MTS Spa, and also serves on the boards of LCH.Clearnet Group Ltd and MBE Holding.

Ellyn L. Brown	57	Ms. Brown was a director of NYSE Group since December 1, 2005 and also served as a director of the NYSE from April 2005 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Ms. Brown is also a director of NYSE Regulation. Since 1996, she has been president of Brown & Associates, a corporate law and consulting firm that specializes in operations, compliance and governance services for financial services industry clients. She teaches investment adviser and broker-dealer law at Villanova University Law School. Ms. Brown is a Trustee of the Financial Accounting Foundation (the parent of the Financial Accounting Standards Board and Government Accounting Standards Board). She was Maryland Securities Commissioner from 1987-1992 and a member of the board of the National Association of Securities Dealers Regulation, Inc. from 1996-1999. She also served on the board of the Certified Financial Planner Board of Standards, the standard-setting body for the CFP credential, from 2000-2004.

Sir George Cox	66	Sir George was a member of the supervisory board of Euronext since April 18, 2002. Before that, he was a senior independent director of London International Financial Futures & Options Exchange (LIFFE) (United Kingdom) from 1999 until the acquisition of LIFFE by Euronext in 2002. He was director general of the Institute of Directors, an organization representing individual company directors in the United Kingdom, from 1999 to 2004, and director of Enterprise Insight (United Kingdom) from 2000 to 2005. Sir George is chairman of the Design Council, the United Kingdom’s national strategic body for design. He also serves as a senior independent director of Bradford & Bingley (United Kingdom), as a non-executive director of Shorts (United Kingdom), and as chairman of charitable organization Merlin (Medical Emergency Relief International). He is also a trustee of VSO, the president of the Royal College of Speech and Language Therapists, and a council member of Warwick University and chair of Warwick Business School Board.

André Dirckx	71	Mr. Dirckx was a member of the supervisory board of Euronext since its creation in 2000. Before that, he was chairman of the Board of Directors of Brussels Exchanges since 1999 and a member of the Board of Directors of Warehouses De Pauw N.V. (Belgium) from 1999 to 2003. He retired from his position as managing director and member of the executive board of Generale Bank in 1998. Mr. Dirckx is currently chairman of the board of Cofinimmo (Belgium), and member of the board of the Belgian charitable organization Petits Riens.

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
William E. Ford	45	Mr. Ford was a director of NYSE Group since December 1, 2005 and served as a director of Archipelago from November 2003 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Mr. Ford is chief executive officer and a managing director of General Atlantic LLC, a global private equity firm. Mr. Ford has been with General Atlantic LLC since 1991. Investment entities affiliated with General Atlantic LLC own approximately 3.2% of NYSE Euronext’s currently outstanding Common Stock. Mr. Ford also serves as a director of NYMEX Holdings, Inc. and Computershare Limited.

Sylvain Hefes	55	Mr. Hefes joined NM Rothschild & Sons Ltd., in 2005, as senior advisor. Prior to this time, Mr. Hefes was head of European Wealth Management at Goldman Sachs, where he became a partner in 1992 and served as head of the firm’s Paris office and eventually all of the firm’s private banking business in Europe. Mr. Hefes currently serves as chairman of the executive board of Paris Orleans (France) and as a director of Rothschilds Holdings AG (Switzerland).

Dominique Hoenn	67	Mr. Hoenn was vice-chairman of the supervisory board of Euronext since its creation in 2000. Mr. Hoenn is senior advisor of BNP Paribas S.A. (France) and a member of the Collège of the Autorité des Marchés Financiers (France). He represents the BNP Paribas Group in several of its subsidiaries: chairman of the supervisory board of Klépierre S.A. (France), Klémars (France) and BNP Private Equity (France); and as a member of the board of BNP Paribas Luxembourg, BNP Paribas Securities Services (France) and Cooper Neff Asset Management (France). Outside the Group, Mr. Hoenn is a non-executive director of Clearstream International S.A. Luxembourg and LCH.Clearnet Group. He was a member of the board of Vivendi Universal (France) from 2002 to 2003.

Patrick Houël	64	Mr. Houël was a member of the supervisory board of Euronext since May 26, 2004. Mr. Houël was financial director of LVMH Moët Hennessy Louis Vuitton (France) from 1987 to 2004. Mr. Houël has also been a member of the board and the executive committee of LVMH since 2004, and a member of the board of Slivarente (France) since 1988.

Shirley Ann Jackson	60	Dr. Jackson was a director of NYSE Group since December 1, 2005 and also served as a director of the NYSE from November 2003 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Dr. Jackson is also the chairman of the Board of Directors of NYSE Regulation. Dr. Jackson has been president of Rensselaer Polytechnic Institute since 1999. From 1995 to 1999, she was chairman of the U.S. Nuclear Regulatory Commission. Dr. Jackson also serves as a director of Federal Express Corporation, Public Service Enterprise Group Incorporated, Marathon Oil Corporation, International Business Machines Corporation and Medtronic, Inc.

James S. McDonald	54	Mr. McDonald was a director of NYSE Group since December 1, 2005 and also served as a director of the NYSE from November 2003 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Since 2001, Mr. McDonald has been the president and chief executive officer of Rockefeller & Co., a firm that provides investment management and financial counseling services. Prior to joining Rockefeller & Co., he served in various senior positions, among them president and chief executive officer,

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
		and as a member of the board of the Pell, Rudman organization (now known as “Atlantic Trust/Pell Rudman”). Mr. McDonald also serves as a director on the boards of Rockefeller & Co. and Rockefeller Financial Services and is chair of the board of directors of The Japan Society of New York.

Duncan M. McFarland	63	Mr. McFarland was a director of NYSE Group since June 2006. He retired in June 2004 as the chairman and chief executive officer of Wellington Management Company after a career of nearly 40 years. Wellington Management is one of the largest global, independent investment managers. He currently serves on the board of two public companies, The Asia Pacific Fund, Inc. and Gannett Co., Inc., and is also a trustee on the Financial Accounting Foundation (the parent of the Financial Accounting Standards Board and the Government Accounting Standards Board). Mr. McFarland also serves as an overseer of the New England Aquarium and as a trustee of the Claneil Foundation which primarily serves communities within the greater Philadelphia region, and the Bromley Charitable Trust.

James J. McNulty	56	Mr. McNulty was a director of NYSE Group since December 1, 2005 and he served as a director of Archipelago from August 2004 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. He is also a director of NYSE Regulation. Mr. McNulty retired from the Chicago Mercantile Exchange where he served as president and chief executive officer from February 2000 to December 2003, and of Chicago Mercantile Exchange Holdings Inc. from August 2001 to December 2003. He also served as a director on both entities’ boards during that period. Prior to joining the Chicago Mercantile Exchange, he served as managing director and co-head of the Corporate Analysis and Structuring Team in the Corporate Finance Division at Warburg Dillon Read, an investment banking firm now known as UBS Warburg. Mr. McNulty also serves as a non-executive director of ICAP plc.
Baron Jean Peterbroeck	70

Mr. Peterbroeck was a member of the supervisory board of Euronext since its creation in 2000. Before that, he was a member and subsequently the chairman of the Brussels Stock Exchange Committee (since 1981) and the vice- chairman of the Board of Directors of Brussels Exchanges (since 1999). Mr. Peterbroeck is a former member of the supervisory board of Brederode S.A. (Belgium), a position he held from 1985 to 2003. He is also currently chairman of the Board of Directors of Petercam group (Belgium) and a member of the supervisory boards of Cobhra N.V. (Belgium), CMB N.V. (Belgium), Koramic N.V. (Belgium), Lixon S.A. (Belgium), and Groupe Lhoist S.A. (Belgium).

Alice M. Rivlin	76	Dr. Rivlin was a director of NYSE Group since December 1, 2005, having served as a director of the NYSE April 2005 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Since 1999, Dr. Rivlin has been a senior fellow in the Economic Studies program at the Brookings Institution and is a visiting professor at the Public Policy Institute of Georgetown University. She is the founding director of the Congressional Budget Office and a former vice chair of the Federal Reserve Board. Dr. Rivlin also served as director of the White House Office of Management and Budget.

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
Ricardo Salgado	62	Mr. Salgado was a member of the supervisory board of Euronext since April 18, 2002. Previously, Mr. Salgado served as chairman of the board of BVLP Sociedade de Gestora de Mercados Regulamentados, S.A. (Portugal) from 2000 until the merger with Euronext in 2002. Currently, he also serves as a member of the executive board of the Espirito Santo Group (Portugal), the vice-chairman and president of the executive committee of Banco Espirito Santo (Portugal), and chairman of the Board of Directors of Espirito Santo Financial Group S.A. (Luxembourg).

Robert B. Shapiro	68	Mr. Shapiro was a director of NYSE Group since December 1, 2005, having served as a director of the NYSE since November 2003. Mr. Shapiro is former chairman and chief executive officer of Monsanto Company, an agricultural company, a position to which he was appointed in 1995 after sixteen years with the company and its predecessor, G.D. Searle. Upon the merger of Monsanto with Pharmacia & Upjohn, he served as chairman of the newly formed Pharmacia Corporation until his retirement in February 2001. Mr. Shapiro currently serves as chairman and managing director of Sandbox Industries, LLC.

Rijnhard van Tets	60	Mr. van Tets was a member of the supervisory board of Euronext since May 22, 2003. Previously, Mr. van Tets was vice-chairman of the Amsterdam Stock Exchange Association from 1988 to 1989 and a director of Euroclear from 1994 to 1999. Mr. van Tets served as a member of the supervisory board of Reliant Energy N.V. (the Netherlands) from 2000 to 2003 and as a member of the board of Stichting Holland Casino (the Netherlands) from 2000 to 2004. Currently, he serves as an advisor to the managing board of ABN AMRO Bank N.V. (the Netherlands), and as chairman of the supervisory boards of Arcadis (the Netherlands) and Wegener N.V. (the Netherlands). He is also a member of the supervisory board of I.F.F. Holding B.V. (the Netherlands), chairman of the board of Equity Trust Holdings S.A.R.L. (Luxembourg), chairman of the supervisory board of Euronext Amsterdam N.V. (the Netherlands) (a subsidiary of Euronext), chairman of the investment committees of Verenigd Bezit (the Netherlands), and Sociaal Fonds Bouwnijverheid (the Netherlands), and as a member of the board of Stichting Administratiekantoor Buhrmann N.V. (the Netherlands).

Karl M. von der Heyden	70	Mr. von der Heyden was a director of NYSE Group since December 1, 2005 and he served as a director of the NYSE from April 2005 to March 7, 2006, the date on which the merger of the NYSE and Archipelago was completed. Mr. von der Heyden was vice chairman of PepsiCo from September 1996 to February 2001 and also chief financial officer of PepsiCo until February 1998. He serves on the boards of DreamWorks Animation SKG, Inc. and Federated Department Stores.

Sir Brian Williamson	62	Sir Brian was a member of the supervisory board of Euronext since April 18, 2002. Previously, he was chairman of London International Financial Futures & Options Exchange (LIFFE) (United Kingdom), from 1985 to 1988 and from 1998 to 2003 (after the acquisition of LIFFE by Euronext), member of court of the Bank of Ireland from 1990 to 1999, director of the Financial Services Authority (United Kingdom) from 1986 to 1998, member and chairman of the International Advisory Board of Nasdaq (US) from 1995 to 1998, and governor-at-large of the National Association of Securities Dealers

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
(US) from 1995 to 1998. He was also chairman of Gerrard Group plc (United Kingdom) from 1989 to 1998, and director of Templeton Emerging Markets Investment Trust plc (United Kingdom) from 2002 to 2003. Currently, Sir Brian is also chairman of Electra Private Equity plc (United Kingdom), chairman of MT Fund Management Ltd (United Kingdom), chairman of the Armed Forces Charities Advisory Company (United Kingdom), senior advisor of Fleming Family and Partners (United Kingdom), director of HSBC Holdings plc (United Kingdom), director of Politeia (United Kingdom), director of Live-Ex Limited (United Kingdom) and director of Resolution plc (United Kingdom).

Director Independence

Our Common Stock is listed on the NYSE. Therefore, our Board of Directors must comply with the corporate governance requirements, including the director independence standards, set forth in the NYSE Listed Company Manual. Those standards require that a majority of our Board of Directors be comprised of directors that have no direct or indirect material relationship with NYSE Euronext. The Director Independence Policy (attached as Annex C to this proxy statement) goes beyond the NYSE listing standards in several respects, and provides, among other things, that:

•	all members of the NYSE Euronext Board of Directors other than Messrs. Thain and Théodore must qualify as independent under the Policy;

•

a Director is not independent if, among other things, the Director (a) is, or within the last three years was, employed by a Member Organization, or (b) has within the last three years received from any Member Organization more than $100,000 per year in direct compensation, or received from Member Organizations in the aggregate an amount of direct compensation which in any one year is more than 10 percent of the Director’s annual gross income for such year, excluding in each case Director and committee fees and pension or other forms of deferred compensation for prior service (provided that such compensation is not contingent in any way on continued service);

•	a Director is not independent if the Director is an executive officer of an issuer of securities listed on the NYSE or NYSE Arca, unless such issuer is a foreign private issuer;

•

a Director is not independent if, among other things, the Director is affiliated, directly or indirectly, with a Member Organization; provided, however, that a director of an affiliate of a Member Organization shall not per se fail to be independent; and

•

a Director is not independent if the Director is employed by or affiliated, directly or indirectly, with a non-member broker-dealer registered under the Exchange Act that engages in business involving substantial direct contact with securities customers, although this provision of the Director Independence Policy only applies to broker-dealers registered under the Exchange Act or persons employed or affiliated with such broker-dealers, including European affiliates (but not purely non-U.S. broker-dealers).

The Director Independence Policy provides a transition period so that its independence requirements will not apply to the European domiciliaries on the NYSE Euronext Board of Directors until the annual meeting of NYSE Euronext stockholders held in 2008.

The Director Independence Policy also requires that (1) executive officers of foreign private issuers that are listed on the NYSE or NYSE Arca, (2) executive officers of NYSE Euronext, (3) any European domiciliary on the NYSE Euronext Board of Directors who would not satisfy the independence requirements in the independence policy but for the transition period, and (4) any director of an affiliate of a member organization, taken together, shall constitute no more than a minority of the total number of Directors of NYSE Euronext.

Our full Board of Directors reviewed the independence of each board member under the standards set forth in our Director Independence Policy (which include the NYSE listing standards for director independence). The full Board considered, among other things, all transactions and relationships between each director or any member of his or her immediate family and NYSE Euronext and its subsidiaries and affiliates over a three-year period. The types of transactions and relationships that could be considered included direct commercial, industrial, banking, consulting, legal, accounting and charitable relationships as well as indirect relationships such as serving as a partner or officer, or holding shares, of an organization that has a relationship with NYSE Euronext and its subsidiaries and affiliates.

On April 5, 2007, the full Board of Directors affirmatively determined that each of Jan-Michiel Hessels, Marshall N. Carter, Ellyn L. Brown, Sir George Cox, André Dirckx, William E. Ford, Sylvain Hefes, Dominique Hoenn, Patrick Houël, Shirley Ann Jackson, James S. McDonald, Duncan M. McFarland, James J. McNulty, Baron Jean Peterbroeck, Alice M. Rivlin, Ricardo Salgado, Robert B. Shapiro, Rijnhard van Tets, Karl M. von der Heyden, and Sir Brian Williamson are independent.

Given the recent combination of NYSE Group and Euronext, the Director Independence Policy provides for a transition period for the European Persons on our Board so that its independence requirements do not apply to such persons until the 2008 annual stockholders meeting. As a result, all of the European members of our Board are deemed to be independent. However, the Board discussed certain business relationships that Messrs. Hefes, van Tets and Hoenn have had with Goldman Sachs, ABN-AMRO and BNP Paribas, respectively, which would have been considered under our Director Independence Policy but for the transition period.

Our Board determined on April 5, 2007, that none of our independent directors has any material relationship with NYSE Euronext or its subsidiaries or management, outside of their directorships on the boards of NYSE Euronext and its subsidiaries. The Board of Directors considered the following relationships and found them to be immaterial under the NYSE’s listing standards and our Director Independence Policy:

•

Mr. Ford is the chief executive officer of General Atlantic LLC, whose affiliated entities owned approximately 3.2% of our Common Stock as of April 13, 2007. The NYSE listing standards specify that “the Exchange does not view ownership of even a significant amount of stock, by itself, as a bar to an independence finding.”

•

Mr. Ford is also a member of the board of directors of Computershare Limited, which is NYSE Euronext’s transfer agent. A subsidiary of Computershare, Georgeson Inc. also acted as NYSE Group’s proxy solicitor and information agent in connection with the combination with Euronext and is acting as proxy solicitor in connection with our 2007 Annual Shareholders Meeting. Total fees paid to Computershare by NYSE Group in 2006 were less than $50,000.

Each of our Audit Committee, Human Resources and Compensation Committee and Nominating and Governance Committee are comprised entirely of directors who have been determined to be independent under the NYSE listing standards. Additionally, the members of our Audit Committee meet the criteria for independence under Rule 10A-3 under the Exchange Act. These committees are described below.

Board Committees

Because NYSE Euronext did not conduct any significant activities other than those incident to its formation and was not a publicly traded company during fiscal 2006, it did not hold any board meetings or form any board committees in 2006. The following four Board committees were constituted on April 4, 2007, the date the combination was consummated.

Audit Committee

Members: James S. McDonald, Chair

Patrick Houël

James J. McNulty

Sylvain Hefes

Rijnhard van Tets

Karl M. von der Heyden

The Audit Committee is comprised of six independent directors and operates pursuant to a written charter that was adopted by the Board on April 5, 2007. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee Charter is available on our website at www.nyseeuronext.com.

The Board of Directors has determined that each member of our Audit Committee is “independent” within the meaning of the rules of the NYSE and the SEC. The Board of Directors has also determined that each member of the Audit Committee is financially literate and has accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE, and that Mr. von der Heyden is an “audit committee financial expert” within the meaning of the rules of the SEC.

Human Resources and Compensation Committee

Members: Sir Brian Williamson, Chair

William E. Ford

Ricardo Salgado

Robert B. Shapiro

The Human Resources and Compensation Committee is composed of four independent directors and operates pursuant to a written charter that was adopted by the Board on April 5, 2007. Our Human Resources and Compensation Committee Charter is available on our website at www.nyseeuronext.com.

Human Resources and Compensation Committee Interlocks and Insider Participation

No member of the Human Resources and Compensation Committee is a current or former officer or employee of NYSE Euronext or any of its subsidiaries, other than Sir Brian Williamson, who resigned as executive Chairman of Liffe, the predecessor of Euronext.liffe, in April 2003. There are no compensation committee interlocks.

Nominating and Governance Committee

Members: Alice M. Rivlin, Chair

Ellyn L. Brown

Marshall N. Carter

André Dirckx

Jan-Michiel Hessels

Dominique Hoenn

The Nominating and Governance Committee is composed of six independent directors and operates pursuant to a written charter that was adopted by the Board on April 5, 2007. The Nominating and Governance Committee Charter is available on our website at www.nyseeuronext.com.

Technology Committee

Members: Sir George Cox, Chair

Baron Jean Peterbroeck

Shirley Ann Jackson

Duncan M. McFarland

The Technology Committee has not yet met and its charter has not yet been adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership of, and transactions in, our equity securities with the SEC. Such directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) reports they file.

Prior to April 4, 2007, the date of the completion of the combination, NYSE Euronext did not have a class of securities registered under Section 12 of the Exchange Act. Consequently, no reports under Section 16(a) were filed or required to be filed with respect to any NYSE Euronext securities.

Based on a review of the copies of reports we received, and on written representations from our reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% stockholders were complied with from April 4, 2007 to the date of this proxy statement.

Corporate Governance

Our Internet address is www.nyse.com. We make available free of charge, on or through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Also posted on our website, and available in print upon request to our Investor Relations Department, are the charters for our Audit Committee, Human Resources & Compensation Committee and Nominating & Corporate Governance Committee, procedures for communicating with our directors, our Corporate Governance Guidelines and our Code of Ethics and Business Conduct, which governs our directors, officers and employees. Within the time period required by the SEC and the NYSE, we will post on our website any amendment to our Code of Ethics and Business Conduct and Ethics and any waiver applicable to our senior financial officers, and our executive officers or directors. In addition, information concerning purchases and sales of our equity securities by our directors and Section 16 reporting officers is posted on our website.

Our Senior Vice President and Head of Investor Relations, Gary Stein, can be contacted at NYSE Group, Inc., 11 Wall Street, New York, NY 10005, attn: Investor Relations, telephone: (212) 656-5700, email: InvestorRelations@nyse.com.

Executive Officers and Significant Employees

The only members of our management committee who also serve as a Director of NYSE Euronext are John A. Thain, our Chief Executive Officer, and Jean-Francois Théodore, our Deputy Chief Executive Officer. The following table sets forth information about our management committee. Each member was appointed on April 4, 2007.

Name	Title
John A. Thain	Chief Executive Officer
Jean-François Théodore	Deputy Chief Executive Officer
Tarak Achiche	Management Committee Member
Miguel Athayde Marques	Management Committee Member
Roland Bellegarde	Management Committee Member
Dale B. Bernstein	Management Committee Member
Nelson Chai	Chief Financial Officer
Hugh Freedberg	Management Committee Member
Serge Harry	Management Committee Member
Catherine R. Kinney	Management Committee Member
Olivier Lefebvre	Management Committee Member
Duncan Niederauer	Management Committee Member
Gerald D. Putnam	Management Committee Member
Rachel F. Robbins	General Counsel and Secretary
Margaret D. Tutwiler	Management Committee Member
Joost van der Does de Willebois	Deputy Chief Financial Officer

The ages of each of the management committee members of NYSE Euronext as of the date of this document, as well as certain other biographical information about them, are set forth in the following table.

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
Tarak Achiche	39	Prior to the combination, Mr. Achiche was the group chief information officer of Euronext, a position he has held since April 2003. Prior to that, since February 2002, Mr. Achiche was deputy chief executive officer in charge of projects and operations at Clearnet, which became LCH. Clearnet on January 1, 2004. From 2000 until February 2002, he served as executive vice president in charge of trading and clearing platforms at Atos Euronext, a 50/50 Technology Joint Venture between Euronext and Atos Origin. From 1995 to 2000, Mr. Achiche headed the trading platform development unit in SBF-Bourse de Paris. Prior to that, Mr. Achiche worked as a consultant for Cap Gemini from 1990 to 1995.

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
Miguel Athayde Marques	52	Prior to the combination, Mr. Marques was a member of the Managing Board of Euronext. Prior to that, since February 2000, he served as an executive board member of Caixa Geral de Depósitos, Portugal’s largest bank. Prior to that, from 1996 to 2000, he was a member of the executive committee of Jerónimo Martins S.A., a listed company active in multinational retail and distribution. From 1992 to 1996, Dr. Athayde Marques was chairman and CEO of ICEP, the Portuguese government agency for inward and outward investment, export and tourism. He also served as a consultant to the Portuguese Ministry of Finance on the development of the capital markets. Miguel Athayde Marques is a professor of business at Universidade Católica in Lisbon—School of Economics and Management.

Roland Bellegarde	45	Prior to the combination, Mr. Bellegarde was the Deputy Chief Executive Officer of global Euronext cash markets & listing, a position he held since 2003. He was responsible for listing activities as well as trading, which includes managing market operations for the four Euronext markets and handling product development and user relations on the buy side and sell side. Mr. Bellegarde previously served as Head of cash trading beginning in 2000, and has been leading the process to integrate the NSC trading platform across the Euronext markets. As such, he has defined and developed the global Euronext market model for securities trading. From 1998 to 2000, Mr. Bellegarde served as Head of cash & derivatives markets—ParisBourse. From 1995 to 1998, he served as Head of cash markets—ParisBourse. Prior to that, from 1993 to 1995, he designed the functionalities of the NSC trading systems, which currently operates on all Euronext markets. He is a Board member of Powernext, Euronext London Limited, and MTS France.

Dale B. Bernstein	52	Prior to the combination, Ms. Bernstein was executive vice president of human resources of NYSE Group. Ms. Bernstein was named executive vice president of human resources of the NYSE in January 2006, and was named senior vice president of human resources & corporate services of the NYSE in February 2004. Ms. Bernstein is also responsible for the administrative oversight of the NYSE ethics function. Ms. Bernstein has been employed with the NYSE since 1986. Prior to joining the NYSE, Ms. Bernstein held various human resources management positions at RCA Corporation.

Nelson Chai	41	Mr. Chai is chief financial officer of NYSE Euronext. Prior to the combination, Mr. Chai was executive vice president and chief financial officer of NYSE Group. Prior to the merger of NYSE and Archipelago, Mr. Chai was the chief financial officer of Archipelago since June 2000. Prior to joining Archipelago in June 2000, Mr. Chai was senior vice president of business development and a member of the executive committee of Dade Behring, Inc., a leading manufacturer of medical diagnostics products. He joined Dade Behring in 1997 as corporate vice president of worldwide field finance, where he was responsible for the finance organization for all company business operations.

Hugh Freedberg	61	Prior to the combination, Mr. Freedberg was a member of the Managing Board of Euronext, a position he held since January 2002 and has been chief executive of LIFFE since 1998. Mr. Freedberg began his career in financial services in 1975 at American Express, where he started as marketing and sales director before being appointed General Manager. In 1986, he joined

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
		Salomon Inc as chief executive of The Mortgage Corporation. In 1990 he became an executive director at TSB and chief executive of the Insurance and Investment Services Division, after which, in 1991 he was appointed chief executive of the Hill Samuel Group. Other positions he held at TSB Group included deputy chief executive of the Group from 1991 to 1996 and a director of Macquarie Bank from 1994 to 1996. From 1996 to 1998 he was a managing partner at Korn Ferry International. Mr. Freedberg also served as a member of the Supervisory Board of AtosEuronext SBF S.A. from 2004 to 2005 and is currently a member of the Supervisory Board of Atos Euronext Market Solutions Holding S.A.S.

Serge Harry	47	Prior to the combination, Mr. Harry was the head of finance and general services of Euronext. He was appointed chief financial officer of Euronext in 2000 when the company was created. Prior to that, Mr. Harry served as deputy chief executive of ParisBourse S.A. since June 1999. Before joining ParisBourse S.A., Mr. Harry spent sixteen years at Sicovam (new Euroclear France) where he served as general secretary in charge of finance, legal, human resources, general services and communication. In parallel, he also monitored, in 1997 and 1998, the switch of the French financial markets to the Euro which took place on 1st January 1999. Mr. Harry is currently a member of the boards of GL Trade and MTS S.p.a. He also serves on the audit committee of Atos Euronext Market Solutions Holding S.A.S.

Catherine R. Kinney	55	Prior to the combination, Ms. Kinney was president and co-chief operating officer of NYSE Group. From January 2002 to March 7, 2006, Ms. Kinney served as president and co-chief operating officer of the NYSE. Prior to that time, Ms. Kinney served as group executive vice president of the NYSE since June 1995, overseeing the NYSE’s competitive position and relationships with its listed companies, member organizations and institutions as well as ETFs and Fixed Income divisions. Prior to that, since 1986, she was responsible for managing trading-floor operations and technology. Joining the NYSE in 1974, Ms. Kinney has worked in several departments, including regulation, sales and marketing, and technology planning.

Olivier Lefebvre	49	Prior to the combination, Mr. Lefebvre was a member of the Managing Board of Euronext, a position he held since September 2000. He has been the CEO of the Brussels Stock Exchange since 1996. Prior to that, since April 1990, Mr. Lefebvre was advisor and Chief of Staff to the Belgian Minister of Finance, in charge of the reform of the financial markets. From February 1988, he was economist at Générale de Banque S.A. (now Fortis). From October 1981, he served as Business Cycle Analyst at the University of Louvain. From August 2000 to July 2005, he served as a member of the Supervisory Board of AtosEuronext SBF S.A. He was chairman of the board of C.I.K. S.A./N.V. from October 1999 to December 2005. Mr. Lefebvre is also currently a member of the Board of the Federation of European Securities Exchanges and a member of the Belgian Corporate Governance Committee. He also currently serves on the boards of LCH. Clearnet Group, Nextinfo S.A./N.V., MBE Holding and MTS S.p.a.

Duncan L. Niederauer	47	Prior to joining NYSE Euronext in April 2007, Mr. Niederauer served as co-head of Goldman Sachs’ Equities Division execution services franchise since 2005. He joined the firm in 1985 and the Equities Division in 1987. In 2000, he relocated to the headquarters of Spear, Leeds & Kellogg. In this capacity, he managed the

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
		Equities Division’s global clearing and execution business. Previously, he ran the Equities E-Commerce effort, was the global head of portfolio trading, and spent three years in Tokyo in Derivatives and Japanese products. He became a managing director in 1997 and a partner of Goldman Sachs in 2000.

Gerald D. Putnam	48	Prior to the combination, Mr. Putnam was president and co-chief operating officer of NYSE Group. Mr. Putnam was co-founder, chairman of the Board of Directors and chief executive officer of Archipelago. In 1994, Mr. Putnam founded Terra Nova Trading, L.L.C. and served as its president until 1999. Mr. Putnam has over 25 years of experience in the financial services industry including positions with financial institutions such as Walsh, Greenwood & Co., Jefferies & Company, Inc., and PaineWebber Incorporated (currently UBS AG). Mr. Putnam also serves as the chief executive officer of NYSE Arca, Inc. and chairman of the Board of Directors of SIAC.

Rachel F. Robbins	56	Ms. Robbins is General Counsel and Secretary of NYSE Euronext. Prior to the combination, Ms. Robbins was general counsel and executive vice president of NYSE Group as of November 20, 2006. Prior to joining NYSE Group, Ms. Robbins served as Strategic Advisor to Axiom Legal Solutions and as a consultant to Citigroup, Inc. on international issues. From 2003 to 2004, Ms. Robbins was general counsel of Citigroup International. Prior to joining Citigroup International, Ms. Robbins was general counsel and corporate secretary of J.P. Morgan & Co. from 1996 to 2001. She joined J.P Morgan & Co. in 1981.

Margaret D. Tutwiler	56	Prior to the combination, Ms. Tutwiler was executive vice president of communications and government relations of NYSE Group. From July 2004 to March 7, 2006, Ms. Tutwiler was the executive vice president of communications and government relations of the NYSE. Ms. Tutwiler was the U.S. Undersecretary of State for Public Diplomacy and Public Affairs during 2003-2004. Prior to that, she served as U.S. Ambassador to the Kingdom of Morocco from July 2001 until August 2003 and served in the White House as Assistant to the President and Special Adviser for Communications from January to June of 2001. From 1995 to 2000, Ms. Tutwiler worked in the private sector, first as president of a public-relations firm, then as senior vice president for public affairs at the Cellular Telecommunications Industry Association in Washington, D.C.

Joost van der Does de Willebois	48	Mr. van der Does de Willebois is the deputy chief financial officer of NYSE Euronext. Prior to the combination, Mr. van der Does de Willebois was the chief financial officer of Euronext and was a member of the Managing Board, positions he held since November 2004. Prior to that, since March 2002, Mr. van der Does de Willebois was executive director of ING Bank in the Netherlands. Prior to that, Mr. van der Does de Willebois held a number of directorships at ING Group beginning in 1998, including managing director of corporate strategy and communication, a position he held from 2000 to 2002. Prior to that, since 1984, he also worked at Royal Dutch/Shell plc, where he held various executive management positions in Rotterdam, Paris, Bordeaux and the French West Indies. Mr. van der Does de Willebois is currently a member of the boards of Stichting Dutch Securities Institute and Stichting Vereniging voor de Effectenhandel. He is also a member of the supervisory boards of Endex and Atos Euronext Market Solutions Holding S.A.S.

In addition to the aforementioned executive officers, we have determined that Richard G. Ketchum, Chief Executive Officer of NYSE Regulation, Inc., performs certain policy making functions with respect to NYSE Euronext, although he is not an officer or employee of any unit of NYSE Euronext other than NYSE Regulation, and he reports solely to the NYSE Regulation Board of Directors. Set forth below are the age and biographical information of Mr. Ketchum.

Name	Age	Present Principal Occupation or Employment, Five-Year Employment History and Other Directorships
Richard G. Ketchum	56	Mr. Ketchum is the Chief Executive Officer of NYSE Regulation. During the two years preceding the merger of the NYSE and Archipelago, Mr. Ketchum was the Chief Regulatory Officer of the NYSE. From June 2003 to March 2004, he was General Counsel of the Corporate and Investment Bank of Citigroup, Inc., and a member of the unit’s planning group, Business Practices Committee and Risk Management Committee. Previously, Mr. Ketchum spent 12 years at the NASD and the Nasdaq Stock Market, Inc. (“Nasdaq”). He served as president of Nasdaq for three years and president of NASD for seven years.

ITEM 11. EXECUTIVE	COMPENSATION

For a discussion of our Human Resources and Compensation Committee, including compensation committee interlocks and insider participation, see Item 10. Directors and Executive Officers of the Registrant—Human Resources and Compensation Committee.

NYSE Euronext Director Compensation and Indemnification

On April 5, 2007, upon the recommendation of our Nominating and Governance Committee, our Board approved a new director compensation plan under which the chairman of our Board is entitled to an annual fee of $450,000, the deputy chairman of our Board is entitled to an annual fee of $250,000, and the non-management directors are each entitled to an annual fee of $150,000. In each case, 50% of the annual fee is payable in restricted stock units granted under the NYSE Euronext 2006 Stock Incentive Plan and 50% is payable in cash. Restricted stock units granted to each director will be delivered upon the director’s retirement, resignation or other termination (except for cause). Additional annual fees, payable entirely in cash, of (a) $25,000 are payable to the chairperson of the Audit Committee and (b) $10,000 are payable to the chairpersons of the Nominating and Governance Committee, the Technology Committee and the Human Resources and Compensation Committee, and to all members of the Audit Committee other than the chairperson. The chairman and deputy chairman, however, do not receive additional annual fees for committee service. Our directors are also reimbursed for their out-of-pocket travel expenses. In addition, in some cases, non-management directors who also serve as directors on the boards of our subsidiaries receive additional compensation for such service.

The NYSE Euronext Bylaws provide indemnification to NYSE Euronext directors and others against liability arising from their service to the full extent permitted by law. NYSE Euronext has obtained a directors’ and officers’ liability insurance policy.

Executive Compensation

NYSE Euronext was created in 2006 for the purpose of consummating the combination of NYSE Group and Euronext. Before the consummation of the combination on April 4, 2007, NYSE Euronext was a wholly owned subsidiary of NYSE Group and conducted no significant business. During that period, the officers of NYSE Group also acted as officers of NYSE Euronext. They received no compensation from us and served as our executive officers as part of their duties to NYSE Group.

NYSE Group filed a Compensation Discussion and Analysis and related compensation tables in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

During 2007, our Human Resources and Compensation Committee will evaluate the compensation policies of both NYSE Group and Euronext and will develop a new compensation policy designed to achieve the compensation objectives and business goals of the combined companies.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 13, 2007, regarding the beneficial ownership of shares of our Common Stock, of:

•	each person who is known by us to own beneficially 5% or more of our outstanding Common Stock;

•	each of our directors and director nominees and each of our named executive officers (the business address of each such person is 11 Wall Street, New York, NY 10005); and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of our Common Stock shown as beneficially owned by that stockholder. Percentage of beneficial ownership is based on the approximately 257.9 million shares of our Common Stock outstanding as of April 13, 2007.

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Class
Stockholders Owning Approximately 5% or more:
Atticus Capital LP 152 West 57th Street 45th Floor New York, NY 10019	20,842,371	(1)	8.1%

Directors:
Jan-Michiel Hessels	—	(2)
Marshall N. Carter	2,538	(2)(3)	*
Sir George Cox	—	(2)
André Dirckx	—	(2)
Ellyn L. Brown	697	(2)(4)	*
William E. Ford	13,948	(2)(4)(5)	*
Sylvain Hefes	—	(2)
Dominique Hoenn	—	(2)
Patrick Houël	—	(2)
Shirley Ann Jackson	697	(2)(4)	*
James S. McDonald	697	(2)(4)	*
Duncan M. McFarland	697	(2)(4)	*
James J. McNulty	18,067	(2)(6)	*
Baron Jean Peterbroeck	4,900	(2)	*
Alice M. Rivlin	697	(2)	*
Ricardo Salgado	—	(2)
Robert B. Shapiro	697	(2)(4)	*
John A. Thain	100	(7)(8)	*
Jean-François Théodore	140,035	(9)	*
Rijnhard van Tets	—	(2)
Karl M. von der Heyden	697	(2)(4)	*
Sir Brian Williamson	—	(2)

Name and Address of Beneficial Owner	Number of Shares of Common Stock		Percentage of Class

Non-Director Officers:
Tarak Achiche	29,372	(9)(10)	*
Roland Bellegarde	8,053	(9)(11)
Dale B. Bernstein	—	(8)(12)	*
Nelson Chai	142,019	(8)(13)	*
Hugh Freedberg	75,797	(9)(14)	*
Serge Harry	83,683	(9)(11)	*
Catherine R. Kinney	—	(8)(15)	*
Olivier Lefebvre	37,899	(9)(16)	*
Miguel Athayde Marques	12,633	(9)	*
Duncan L. Niederauer	—	(17)
Gerald D. Putnam	1,180,512	(8)(18)	*
Rachel F. Robbins	—	(8)(19)
Margaret Tutwiler	—	(8)(15)	*
Joost van der Does de Willebois	63,165	(9)	*
All directors, and executive officers as a group (36 individuals in total)	1,804,968		*

*	Less than 1%.
(1)	Based on information included in (a) a Schedule 13G/A, dated February 14, 2007, filed with the SEC by Atticus Capital LP and (b) a filing, dated November 1, 2006, by Atticus Capital LP, with the Netherlands Authority for the Financial Markets. Includes 2,951,400 shares of NYSE Group stock subject to a call option held by Atticus Capital L.P. The number of shares indicated assumes that the entities related to Atticus Capital L.P. holding Euronext N.V. ordinary shares prior to the consummation of the transactions contemplated by the combination agreement tendered such shares into the first tender offer under the combination agreement and chose the all-cash election. If in fact such entities chose the all-shares election, they would have received approximately 24,086,193 shares of NYSE Euronext common stock, constituting approximately 9.3% of the total shares issued and outstanding.
(2)	Does not include Director Restricted Stock Units (“Director RSUs”) awarded at a meeting of the Board of Directors on April 5, 2007, such grant to be effective April 27, 2007. The grant for each director was 888 Director RSUs (except for Mr. Hessels, 2,663 Director RSUs, and for Mr. Carter, 1,480 Director RSUs). Directors have a right to acquire the shares of Common Stock underlying Director RSUs upon cessation of service as a director for any reason other than removal for cause.
(3)	Includes 2,438 shares of Common Stock underlying an equivalent number of Director RSUs.
(4)	Constitutes shares of Common Stock underlying an equivalent number of Director RSUs.
(5)	Does not include the 8,276,704 shares of Common Stock held by investment entities affiliated with General Atlantic, LLC, which Mr. Ford, as Chief Executive Officer and Managing Director of General Atlantic LLC and a general partner of GAP Coinvestment Partners II, L.P., could be deemed to beneficially own. Mr. Ford disclaims beneficial ownership of the Common Stock held by such investment entities beyond the extent of his pecuniary interest therein.
(6)	Includes 13,067 shares of Common Stock underlying an equivalent number of Director RSUs.
(7)	Does not include (a) 30,151 Restricted Stock Units (“Bonus RSUs”) granted February 3, 2007, or (b) unexercisable options to purchase 30,102 shares of Common Stock.
(8)

The Bonus RSUs are scheduled to vest (subject to the recipient’s continued employment by NYSE Euronext), and the shares underlying the Bonus RSUs are scheduled to be delivered, in three equal installments on February 2, 2008, 2009, and 2010. The Common Stock underlying Restricted Stock Units granted March 8, 2006 (“Merger RSUs”) is not deliverable before March 7, 2009. Three-quarters of the Merger RSUs are vested. The remaining one-quarter will vest subject to the recipient’s continued employment by NYSE Euronext. The Common Stock underlying Merger RSUs and Bonus RSUs does not currently represent voting or dispositive power and will not represent voting or dispositive power until the underlying stock is delivered.
(9)	Does not include performance shares awarded in 2006 issued under the Euronext Executive Incentive Plan. The amount of the 2006 award under that plan is subject to future contingencies beyond the control of either NYSE Euronext or the executive. The holders listed below of performance shares awarded in 2005 under the Executive Incentive Plan (“2005 Performance Shares”) will be given the option to have such shares vest, in the amounts indicated below, on a date to be determined but expected to occur within sixty (60) days of the date of this table, subject to transfer restrictions to remain in effect through December 31, 2007.

Jean-François Théodore	12,633
Tarak Achiche	8,843
Roland Gaston-Bellegarde	8,053
Hugh Freedberg	12,633
Olivier Lefebvre	12,633
Miguel Athayde Marques	12,633
Joost van der Does de Villebois	12,633

The share amount in the table includes the number of 2005 Performance Shares listed.

(10)	Does not include 9,000 ordinary shares of Euronext N.V. issued upon the exercise of options and tendered into the second tender offering period under the combination agreement. These shares were converted into 11,369 shares of NYSE Euronext Common Stock upon settlement of the second tender offer on April 27, 2007.
(11)	Does not include options to purchase 12,000 shares of Euronext N. V. It is expected that these options will convert into options to purchase 15,159 shares of NYSE Euronext Common Stock subsequent to the expiration of the French statutory holding period, unless exercised prior thereto.
(12)	Does not include (a) 6,951 Merger RSUs currently vested or scheduled to vest within 60 days, (b) 2,317 unvested Merger RSUs (c) 976 Bonus RSUs or (d) unexercisable options to purchase 975 shares of Common Stock.
(13)	Includes 32,035 shares of Common Stock that Mr. Chai holds directly, as well as options he holds to purchase 109,984 shares of Common Stock, which are vested and exercisable within 60 days. Does not include unexercisable options to purchase 22,442 shares of Common Stock and 6,219 Bonus RSUs.
(14)	Consists of shares of Common Stock underlying an equivalent number of exercisable options held by Mr. Freedberg.
(15)	Does not include (a) 9,179 Merger RSUs currently vested or scheduled to vest within 60 days, (b) 3,060 unvested Merger RSUs (c) 6,219 Bonus RSUs or (c) unexercisable options to purchase 6,209 shares of Common Stock.
(16)	Consists of shares of Common Stock underlying an equivalent number of exercisable options held by Mr. Lefebvre.
(17)	Does not include 52,056 RSUs granted to Mr. Niederauer. Such RSUs will vest and the shares of Common Stock underlying such RSUs which will be deliverable on April 9, 2008, 2009 and 2010, subject to the executive’s continuing employment with NYSE Euronext.
(18)	Includes (a) 641,358 shares of Common Stock held by GSP, LLC, an entity in which Mr. Putnam owns a controlling interest, (b) 5,000 shares that GSP, LLC donated by Mr. Putnam to the Putnam Family Foundation, a charitable organization, and (c) options to purchase 534,154 shares of Common Stock owned by Mr. Putnam, that are exercisable within 60 days. Mr. Putnam disclaims beneficial ownership of the shares of Common Stock held by the Putnam Family Foundation. Mr. Putnam is the president of G&S Management, Co., which is the manager of GSP, LLC. Does not include (a) unexercisable options to purchase 80,189 shares of Common Stock and (b) 19,786 Bonus RSUs.
(19)	Does not include 507 Bonus RSUs.
(20)	Consists of Common Stock underlying an equivalent number of options held by Mr. Van der Does de Willebois as of the date of this table.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

There were no related person, promoter or control person transactions considered by NYSE Euronext in 2006. Our Board of Directors intends to approve our formal policy regarding related party transactions at its June 2007 meeting. The policy, once adopted, will be available on our website at www.nyseeuronext.com.

Relationships with General Atlantic

As of April 13, 2007, General Atlantic beneficially owned 8,276,704 shares (or approximately 3.2%) of our outstanding Common Stock. William E. Ford, a director of NYSE Euronext, is Chief Executive Officer of General Atlantic LLC and a general partner of GAPCO II.

The shares of our Common Stock held by General Atlantic are subject to transfer restrictions pursuant to the terms set forth in a support and lock-up agreement between the NYSE and General Atlantic. These transfer restrictions are scheduled to expire in equal installments on the second and third anniversaries of March 7, 2006. Our Board of Directors may, in its discretion, remove the transfer restrictions applicable to any shares of our Common Stock held by General Atlantic or on any other shares of our Common Stock subject to transfer restrictions. We granted General Atlantic registration rights in connection with its execution of the support and lock-up agreement. The terms of these registration rights are set forth in the Amended and Restated Support and Lock-up Agreement, which is included as Annex B to NYSE Group’s Registration Statement on Form S-4, File No. 333-126780, first filed with the SEC on July 21, 2005, as well as in the Registration Rights Agreement, dated as of October 20, 2005, incorporated by reference into Exhibit 10.15 to NYSE Group’s Form S-4.

Relationships with Gerald Putnam

Prior to the merger of NYSE and Archipelago, Mr. Putnam and his wife indirectly owned approximately 40% of TNT, a broker-dealer that regularly engages in trading activities on NYSE Arca, Inc. Mr. Putnam and his wife disposed of their interest in TNT as of May 15, 2006. As a result of TNT’s trading activities and the execution services provided by NYSE Arca, Inc. for the period from March 8, 2006 to May 15, 2006, NYSE Group received approximately $470,000 in net transaction fees from TNT.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

All fees paid to PricewaterhouseCoopers LLP during the fiscal year ended December 31, 2006 for services incurred by NYSE Euronext were paid by NYSE Group. NYSE Euronext was organized on May 22, 2006. Following its organization through April 4, 2007, NYSE Euronext had no assets (other than the $100 it received on June 1, 2006 from the sale of one share of its Common Stock to NYSE Group) and conducted no activities other than those incident to its formation. On April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext.

For information relating to the fees paid by NYSE Group and its consolidated subsidiaries to PricewaterhouseCoopers LLP for the year ended December 31, 2006, see NYSE Group’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the SEC on March 22, 2007.

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b)	Financial Statement Schedules. Schedules not listed above have been omitted because the information to be set forth therein is not material, not applicable or is shown in the financial statements or notes thereto.

(c)	The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780))

2.2	Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 filed with the SEC (File No. 333-126780))

2.3	Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780))

2.4	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 (File No. 333-137506))

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-8 (File No. 333-141869))

3.2	Amended and Restated Bylaws of NYSE Euronext. (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-8 (File No. 333-141869))

10.1	Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among GS Archipelago Investment, L.L.C., SLK-Hull Derivatives LLC, Goldman Sachs Execution and Clearing, L.P. and New York Stock Exchange, Inc. (Incorporated by reference to Annex C to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780))

10.2	Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG and New York Stock Exchange, Inc. (Incorporated by reference to Annex B to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.3	Employment Agreement, dated as of August 27, 2003, by and between New York Stock Exchange, Inc. and Richard A. Grasso (Incorporated by reference to Exhibit 10.6 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.4	Letter Agreement, dated as of December 1, 2004, by and between New York Stock Exchange, Inc. and John Thain (Incorporated by reference to Exhibit 10.8 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.5	Letter Agreement, dated as of April 6, 2005, by and between New York Stock Exchange, Inc. and Catherine R. Kinney (Incorporated by reference to Exhibit 10.10 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.6	Letter Agreement, dated as of December 7, 2006, by and between NYSE Group, Inc. and John A. Thain (Incorporated by reference to Exhibit 10.1 to NYSE Group, Inc.’s current report on Form 8-K filed with the SEC on December 15, 2006).

Exhibit No.	Description
10.7	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (Incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.8	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Nelson J. Chai (Incorporated by reference to Exhibit 10.34 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.9	Form of Agreement by and between Archipelago Holdings, Inc. and each other executive officer, dated as of December 30, 2005 (Incorporated by reference to Exhibit 10.1 to Archipelago’s current report on Form 8-K filed with the SEC on December 30, 2005).

10.10	Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, NYSE Group, Inc., and New York Stock Exchange, Inc. (Incorporated by reference to Exhibit 10.15 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.11	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 9, 2007).

10.12	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India (Incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 22, 2007).

10.13	Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (Incorporated by reference to Exhibit 10.47 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

10.14	Amended and Restated Clearing Agreement between LIFFE Administration and Management and LCH.Clearnet Limited dated July 16, 1996 (Incorporated by reference to Exhibit 10.48 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

10.15	The Umbrella Services Agreement among Euronext N.V., Atos Origin SA, Atos Euronext SA and Atos Euronext Market Solutions Holdings S.A.S. dated July 22, 2005 (Incorporated by reference to Exhibit 10.49 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

10.16	Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/ Beursplein, 1000 Brussels, Belgium (unoffical English translation) (Incorporated by reference to Exhibit 10.50 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

10.17	Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (Incorporated by reference to Exhibit 10.51 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

10.18	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (Incorporated by reference to Exhibit 10.52 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

10.19	Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (Incorporated by reference to Exhibit 10.53 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).*

Exhibit No.	Description
10.20	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.21	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.22	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007. (Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.23	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007. (Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.24	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007. (Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.25	364-Day Credit Agreement ($1,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents. (Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on April 9, 2007).

10.26	Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents. (Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on April 9, 2007).

10.27	Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee.

10.28	Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext.

10.29	NYSE Group, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to NYSE Group, Inc.’s registration statement on Form S-8 (file No. 333-132284)).

10.30	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Group, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to NYSE Group Inc.’s current report on Form 8 K filed with the SEC on June 7, 2006).

10.31	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.’s registration statement on Form S-1 (File No. 333-132390)).

10.32	New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.23 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

Exhibit No.	Description

10.33	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.24 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.34	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.25 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.35	Amendment to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.26 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.36	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.27 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.37	New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.28 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.38	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.29 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.39	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.30 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.40	Amendment No. 3 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.31 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.41	Amendment No. 4 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.32 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.42	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Benefits Plans (Incorporated by reference to Exhibit 10.33 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.43	New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.34 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.44	Amendment No. 1 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.35 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.45	Amendment No. 2 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.36 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.46	Amendment No. 3 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

Exhibit No.	Description

10.47	New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards (Incorporated by reference to Exhibit 10.38 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.48	Amendment No. 1 to the New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards (Incorporated by reference to Exhibit 10.39 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.49	Amendment No. 2 to the New York Stock Exchange, Inc. Long Term Incentive Deferral Plan (Incorporated by reference to Exhibit 10.40 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.50	New York Stock Exchange, Inc. ICP Award Deferral Plan (Incorporated by reference to Exhibit 10.41 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.51	Amendment No. 1 to the New York Stock Exchange, Inc. ICP Award Deferral Plan (Incorporated by reference to Exhibit 10.42 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.52	Archipelago Holdings, L.L.C. 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.16 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (No. 333-113226)).

10.53	Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (No. 333-113226)).

10.54	Archipelago Holdings 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.18 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (File No. 333-113226)).

10.55	Société des Bourses Françaises (SFB) stock option plan (Incorporated by reference to Exhibit 10.54 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.56	Euronext 2001 stock option plan (Incorporated by reference to Exhibit 10.55 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.57	Euronext 2002 stock option plan (Incorporated by reference to Exhibit 10.56 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.58	Euronext 2004 stock option plan (Incorporated by reference to Exhibit 10.57 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.59	Euronext 2005 Executive Incentive Plan and rules (Incorporated by reference to Exhibit 10.58 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.60	Employment Agreement, dated as of September 8, 2004 between Euronext Amsterdam N.V. and Mr. J.J.M. van der Does de Willebois (Incorporated by reference to Exhibit 10.59 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.61	Employment Agreement, dated as of July 8, 1999 between LIFFE Administration and Management and Mr. Hugh Ronald Freedberg (Incorporated by reference to Exhibit 10.60 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.62	Employment Agreement, dated as of June 3, 1995, effective January 1, 1996, between La Société de la Bourse des valeurs mobiliéres de Bruxelles S.C. and Mr. Olivier Lefebvre (Incorporated by reference to Exhibit 10.61 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

Exhibit No.	Description

10.63	Summary of Amendment to Employment Agreement, dated as of March 15, 2004, between Euronext Brussels S.A./N.V. and Mr. Olivier Lefebvre (Incorporated by reference to Exhibit 10.62 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.64	Employment Agreement, dated as of January 26, 2005 between Euronext Lisbon and Dr. Miguel Athayde Marques (Incorporated by reference to Exhibit 10.63 to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

10.65	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (Incorporated by reference to Exhibit 99.10 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

10.66	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (Incorporated by reference to Exhibit 99.11 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

10.67	Euronext N.V. Share Purchase and Match French Plan (Incorporated by reference to Exhibit 99.12 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

14	Code of Ethics and Business Conduct.

21.1	List of Subsidiaries of NYSE Euronext.

24.1	Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32.1	Section 1350 Certifications.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext

By:	/s/ JOHN A. THAIN
Name:	John A. Thain
Title:	Chief Executive Officer

Date: May 1, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Thain, Nelson Chai, and Rachel F. Robbins, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN A. THAIN John A. Thain	Chief Executive Officer and Director (principal executive officer)	May 1, 2007

/s/ NELSON CHAI Nelson Chai	Chief Financial Officer (principal financial officer and principal accounting officer)	May 1, 2007

/s/ JAN-MICHIEL HESSELS Jan-Michiel Hessels	Director (Chairman)	May 1, 2007

/s/ MARSHALL N. CARTER Marshall N. Carter	Director (Deputy Chairman)	May 1, 2007

/s/ JEAN-FRANCOIS THEODORE Jean-Francois Theodore	Director	May 1, 2007

/s/ ELLYN L. BROWN Ellyn L. Brown	Director	May 1, 2007

/s/ SIR GEORGE COX Sir George Cox	Director	May 1, 2007

/s/ ANDRE DIRCKX Andre Dirckx	Director	May 1, 2007

/s/ WILLIAM E. FORD William E. Ford	Director	May 1, 2007

/s/ SYLVAIN HEFES Sylvain Hefes	Director	May 1, 2007

/s/ DOMINIQUE HOENN Dominique Hoenn	Director	May 1, 2007

/s/ PATRICK HOUEL Patrick Houel	Director	May 1, 2007

Signature	Title	Date

/s/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	May 1, 2007

/s/ JAMES S. MCDONALD James S. McDonald	Director	May 1, 2007

/s/ DUNCAN M. MCFARLAND Duncan M. McFarland	Director	May 1, 2007

/s/ JAMES J. MCNULTY James J. McNulty	Director	May 1, 2007

/s/ BARON JEAN PETERBROECK Baron Jean Peterbroeck	Director	May 1, 2007

/s/ ALICE M. RIVLIN Alice M. Rivlin	Director	May 1, 2007

/s/ RICARDO SALGADO Ricardo Salgado	Director	May 1, 2007

/s/ ROBERT B. SHAPIRO Robert B. Shapiro	Director	May 1, 2007

/s/ RIJNHARD VAN TETS Rijnhard van Tets	Director	May 1, 2007

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	May 1, 2007

/s/ SIR BRIAN WILLIAMSON Sir Brian Williamson	Director	May 1, 2007