Form 10-Q
period 2007-03-31
NYSE Euronext
filed 2007-05-14
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-32829

NYSE Euronext

(Exact name of Registrant as specified in its charter)

DELAWARE	20-5110848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11 Wall Street

New York, New York 10005

(Address, including zip code, of Registrant’s principal executive offices)

(212) 656-3000

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2007, the registrant had approximately 263.9 million shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

As of March 31, 2007, NYSE Euronext had not conducted any material activities other than those incidental to its formation and the matters contemplated by the combination agreement (as defined herein), such as the formation of Jefferson Merger Sub, Inc. (a wholly owned subsidiary of NYSE Euronext) and the submission of certain required regulatory filings. The combination between NYSE Group, Inc. (“NYSE Group”) and Euronext N.V. (“Euronext”) was consummated on April 4, 2007. As of that date, NYSE Euronext became the parent holding company of both NYSE Group and Euronext.

As a result of the fact that the combination was consummated during the second quarter of 2007, in this Form 10-Q for the quarterly period ended March 31, 2007, we are providing standalone results for both NYSE Euronext and NYSE Group. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination. As such, NYSE Group is the predecessor reporting entity of NYSE Euronext. The results of operations of Euronext will be included in the NYSE Euronext’s consolidated results of operations from April 4, 2007.

CERTAIN TERMS

Throughout this report, unless otherwise specified or if the context otherwise requires:

•

“Archipelago” refers to, prior to and following the completion of the merger, Archipelago Holdings, Inc., a Delaware corporation, and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company;

•

“combination agreement” refers to the Combination Agreement, dated as of June 1, 2006, as amended and restated as of November 24, 2006, by and among NYSE Group, Euronext, NYSE Euronext, and Jefferson Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of NYSE Euronext;

•

“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands or, as the context requires, any company succeeding Euronext N.V. upon the implementation of the post-closing reorganization, in each case, including its subsidiaries;

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

•	“NYSE Arca, Inc.,” where that specific term is used, refers to the entity registered as a U.S. national securities exchange (formerly known as the Pacific Exchange, Inc.);

•	“NYSE Group” refers to NYSE Group, Inc., a Delaware corporation, and its subsidiaries; and

•	“NYSE Euronext” “we” “us” and “our” refers to NYSE Euronext, a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors.” in our Annual Report on Form 10-K, as amended, filed for the year ended December 31, 2006.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYSE Euronext

NYSE EURONEXT

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2007	December 31, 2006,
	(Unaudited)
Assets
Current assets:
Cash	$100	$100

Total current assets	100	100

Total assets	$100	$100

Liabilities and stockholder’s equity
Total current liabilities	—	—
Total liabilities	—	—
Commitments and contingencies
Stockholder’s equity:
Preferred stock, $0.01 par value, 400,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 800,000,000 shares authorized, 1 share issued and outstanding	—	—
Additional paid-in capital	100	100
Retained earnings	—	—

Total stockholder’s equity	100	100

Total liabilities and stockholder’s equity	$100	$100

The accompanying notes are an integral part of these financial statements.

NYSE EURONEXT

NOTE TO THE CONDENSED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext was formed on May 22, 2006 in connection with the Combination Agreement (the “Combination Agreement”), dated June 1, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc. and Jefferson Merger Sub, Inc. and the transactions contemplated thereby. As of March 31, 2007, NYSE Euronext was a wholly owned subsidiary of NYSE Group, Inc.

As of March 31, 2007, NYSE Euronext had not conducted any material activities other than those incidental to its formation and the matters contemplated by the Combination Agreement, such as (i) the formation of Jefferson Merger Sub, Inc., NYSE Euronext (International) B.V. (which are both wholly owned subsidiaries of NYSE Euronext) and NYSE Euronext (Holding) N.V. (a wholly owned subsidiary of NYSE Euronext (International)), (ii) making of certain regulatory filings, (iii) entering into a 2.5 billion Euro revolving credit bridge facility on January 5, 2007 in order to enable NYSE Euronext (Holding) to fund the cash portion of the consideration payable by NYSE Euronext (Holding) to acquire Euronext shares in connection with the exchange offer, and (iv) the filing on January 9, 2007 of the exchange offer documents with the Autorité des Marchés Financiers and Commission Bancaire, Financière et des Assurances de Belgique.

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

Note 2—Subsequent Event

Litigation

For the three months ended March 31, 2007, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K, as amended, filed by NYSE Euronext for the year ended December 31, 2006, and should be read in conjunction with these financial statements.

On May 8, 2007, the Appellate Division of the New York Supreme Court entered an order reversing the March 2006 decision by the trial court denying Mr. Grasso’s motion to dismiss four of the six claims asserted against him (the first, fourth, fifth and sixth causes of action). In its order, the Appellate Division held that the New York Attorney General lacked statutory authority to assert those claims. Various other appeals in the matter remain pending.

In addition to the matters described above and in the Form 10-K, as amended, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of NYSE Euronext’s business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

NYSE Group, Inc. / Euronext N.V. Combination

The combination between NYSE Group and Euronext was consummated on April 4, 2007. On that date, NYSE Group became a wholly owned subsidiary of NYSE Euronext and NYSE Euronext acquired more than 90% of the outstanding shares of Euronext. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination with Euronext. As such, NYSE Group is the predecessor reporting entity of NYSE Euronext and the results of operations of Euronext will be included in the NYSE Euronext’s consolidated results of operations from April 4, 2007.

In the combination, all former NYSE Group shareholders received one share of NYSE Euronext common stock for each share of NYSE Group common stock. Each Euronext shareholder had the right to tender their Euronext shares into an exchange offer in which each of their Euronext shares could be exchanged for standard consideration of €21.32 in cash and 0.98 of a share of NYSE Euronext common stock. In addition, each Euronext shareholder had the right to make either an election to increase the cash portion (and decrease the stock portion) of their consideration, or an election to increase the stock portion (and decrease the cash portion) of their consideration, in each case subject to pro ration so that the aggregate amount of stock and cash issued to all tendering Euronext shareholders was the same as that which would have been issued to them if they had all accepted the standard consideration.

The purchase price in the combination was approximately $9.8 billion, including approximately $6.7 billion in stock and $3.1 billion in cash. NYSE Euronext issued $3.1 billion of commercial paper on April 4, 2007 in order to pay down amounts borrowed under a revolving credit bridge facility that had been drawn to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext has also entered into a $3.0 billion syndicated revolving credit facility agreement to replace the bridge facility and will be used as the permanent backstop for the commercial paper program.

In the combination, the aggregate number of shares (including shares underlying stock options and restricted stock units) received by NYSE Group stockholders equaled approximately 59% of the issued and outstanding shares of NYSE Euronext common stock, or approximately 160 million shares. All of the outstanding shares of NYSE

NYSE Group, Inc.

NYSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$243,924	$277,648
Securities purchased under agreements to resell	59,738	20,009
Investment securities, at fair value	719,312	681,467
Accounts receivable, net	444,812	334,690
Deferred income taxes	97,369	107,814
Other assets	28,887	21,440

Total current assets	1,594,042	1,443,068

Property and equipment, net	372,202	378,128
Goodwill	556,188	535,906
Other intangible assets, net	587,042	584,041
Deferred income taxes	371,332	365,632
Other assets	193,570	158,767

Total assets	$3,674,376	$3,465,542

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$371,211	$399,395
Section 31 fees payable	202,852	250,449
Deferred revenue	314,354	113,881
Deferred income taxes	69,712	68,468

Total current liabilities	958,129	832,193

Accrued employee benefits	331,353	354,447
Deferred revenue	315,294	322,222
Deferred income taxes	273,441	264,973
Other liabilities	21,186	22,688

Total liabilities	1,899,403	1,796,523

Commitments and contingencies

Stockholders’ equity
Common stock, $0.01 par value, 400,000 shares authorized; 158,406 and 157,972 shares issued; 156,761 and 156,327 shares outstanding	1,584	1,579
Common stock held in treasury, at cost; 1,645 shares	(65,569)	(65,569)
Additional paid-in capital	1,581,890	1,555,018
Retained earnings	260,916	182,943
Accumulated other comprehensive loss	(3,848)	(4,952)

Total stockholders’ equity	1,774,973	1,669,019

Total liabilities and stockholders’ equity	$3,674,376	$3,465,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2007	2006
Revenues
Activity assessment	$185,583	$139,209
Transaction	262,947	76,151
Listing	89,696	88,468
Market data	62,742	48,215
Data processing	24,656	39,391
Regulatory	50,014	40,424
Licensing, facility and other	26,329	23,078

Total revenues	701,967	454,936
Section 31 fees	(185,583)	(139,209)
Merger expenses and exit costs	(11,065)	(2,960)
Compensation	(105,459)	(168,226)
Liquidity payments	(135,910)	(18,970)
Routing and clearing fees	(44,868)	(6,277)
Systems and communications	(26,784)	(29,828)
Professional services	(20,964)	(27,770)
Depreciation and amortization	(35,042)	(28,163)
Occupancy	(20,977)	(18,610)
Marketing and other	(19,813)	(18,993)
Regulatory fine income	5,118	16,939

Operating income	100,620	12,869
Investment and other income, net	13,604	16,821
Gain on sale of equity investment	—	20,925

Income before income tax provision and minority interest	114,224	50,615
Income tax provision	(46,595)	(19,723)
Minority interest in income of consolidated subsidiary	—	(544)

Net income	$67,629	$30,348

Basic earnings per share	$0.43	$0.24
Diluted earnings per share	$0.43	$0.24
Basic weighted average shares outstanding	156,991	125,958 (a)
Diluted weighted average shares outstanding	158,021	127,194 (a)

(a)	Adjusted to reflect the March 7, 2006 merger with Archipelago, giving retroactive effect to the issuance of shares to former NYSE members. See Note 1 to the condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2007

(In thousands)

(Unaudited)

	Common Stock
	Shares	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of December 31, 2006	157,972	$1,579	$(65,569)	$1,555,018	$182,943	$(4,952)	$1,669,019
Employee stock transactions	434	5	—	26,872	—	—	26,877
Other comprehensive income, net of tax	—	—	—	—	—	1,104	1,104
Adoption of FIN 48					10,344		10,344
Net income	—	—	—	—	67,629	—	67,629

Balance as of March 31, 2007	158,406	$1,584	$(65,569)	$1,581,890	$260,916	$(3,848)	$1,774,973

The accompanying notes are integral part of these condensed consolidated financial statements.

NYSE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$67,629	$30,348

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,195	28,163
Minority interest	—	1,104
Deferred income taxes	14,757	(4,853)
Provision for losses on accounts receivable	392	589
Stock based compensation	6,558	34,660
Gain on sale of equity investment	—	(20,925)
Other non-cash items	1,043	919

Change in operating assets and liabilities:
Accounts receivable, net	(88,083)	(60,288)
Other assets	(43,356)	(14,121)
Accounts payable, accrued expenses and Section 31 fees payable	(84,200)	(206,212)
Deferred revenue	193,545	203,637
Accrued employee benefits	(22,639)	(36)

Net cash provided by (used in) operating activities	83,841	(7,015)

Cash flows from investing activities:
Cash acquired in Archipelago merger	—	218,201
Sales of investment securities	3,115,585	6,336,584
Purchases of investment securities	(3,152,781)	(5,972,616)
Net (purchases) sales of securities purchased under agreements to resell	(39,729)	85,688
Purchases of businesses	(27,353)	—
Purchases of property and equipment	(30,358)	(13,580)
Sale of equity investment	—	23,436

Net cash (used in) provided by investing activities	(134,636)	677,713

Cash flows from financing activities:
Distribution to former Members	—	(409,800)
Dividend to former Members	—	(96,400)
Employee stock transactions	19,874	346
Principal payment of capital lease obligations	(2,803)	(1,705)

Net cash provided by (used in) financing activities	17,071	(507,559)

Net (decrease) increase in cash and cash equivalents for the period	(33,724)	163,139
Cash and cash equivalents at beginning of period	277,648	43,492

Cash and cash equivalents at end of period	$243,924	$206,631

Supplemental disclosures:
Cash paid for income taxes	$29,693	$5,127
Cash paid for interest	$960	$289

Non- cash investing and financing activities:
Exchange of NYSE membership interest	—	$330,220
Merger with Archipelago	—	$1,085,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE Group, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

As of March 31, 2007, NYSE Group was a holding company that, through its subsidiaries, operates two securities exchanges: the NYSE and NYSE Arca, Inc. NYSE Group is a leading provider of securities listing, trading and market data products and services. NYSE Group was formed in connection with the merger of the NYSE and Archipelago, which was completed on March 7, 2006.

The NYSE is the world’s largest cash equities exchange. NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading market positions in trading exchange-traded funds (ETFs) and exchange-listed securities.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in the Securities Industry Automation Corporation (“SIAC”) previously held by American Stock Exchange LLC (“AMEX”), as a result of which, NYSE Group fully owns SIAC. Prior to November 1, 2006, NYSE owned two-thirds of SIAC and reported SIAC’s financial results on a consolidated basis. SIAC primarily provides automation and communications services to the NYSE, AMEX and other organizations to support order processing, trading and the reporting of market information.

NYSE Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration) to the NYSE and to NYSE Arca. On November 28, 2006, NYSE Group and National Association of Securities Dealers announced the signing of a letter of intent to consolidate their member regulation operations into a new self regulatory organization that will be the private sector regulator for all securities brokers and dealers doing business with the public in the United States. The transaction is expected to close in the second or third quarter of 2007.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements, which are normally required under accounting principles generally accepted in the United States, have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading.

The preparation of these condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financials of NYSE Group included in NYSE Euronext’s Annual

Report on Form 10-K, as amended, filed with the SEC on May 1, 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 - Acquisitions

Archipelago Holdings, Inc.

On March 7, 2006, Archipelago and the NYSE combined their businesses and became wholly owned subsidiaries of NYSE Group. Under the purchase method of accounting, the total merger consideration, which was determined based on the fair market value of Archipelago common stock beginning two days before and ending after April 20, 2005 (the date the merger was agreed to and announced), was $1,085.1 million. The results of operations of Archipelago have been included in the NYSE Group’s results of operations since March 8, 2006.

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

During 2005, NYSE Group adopted a plan to eliminate employee positions. The elimination of positions continued through 2006 and the first quarter of 2007. The following is a summary of the severance charges, utilization of the accrual for the quarter ended March 31, 2007 and the remaining accrual as of March 31, 2007 (in thousands):

Beginning balance	$16,611
Employee severance and related benefits	1,329
Severance and benefit payments	(5,896)

Ending Balance	$12,044

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of income. Based on current severance dates and the accrued severance at March 31, 2007, NYSE Euronext expects to pay these amounts through December 31, 2007.

PCX Holdings, Inc. and Wave Securities, LLC.

On September 26, 2005, Archipelago completed the acquisition of PCX Holdings (“PCX”), which is now known as NYSE Arca, Inc., for a total purchase price of approximately $94.0 million. As part of the acquisition of PCX, Archipelago undertook to divest Wave Securities LLC (“Wave Securities”), a previously wholly owned subsidiary of Archipelago. On March 3, 2006, Archipelago completed the sale of Wave Securities.

Pro Forma Results

The following table provides pro forma results of operations for the three months ended March 31, 2006 as if (i) the merger between Archipelago and the NYSE, and (ii) Archipelago’s disposition of Wave Securities had been completed at January 1, 2006 (in thousands, except per share data):

Revenues	$598,920
Net income	60,174
Basic earnings per share	$0.39
Diluted earnings per share	$0.38

Other Transactions

TransactTools Inc.

On January 8, 2007, NYSE Group acquired TransactTools, Inc. (“TransactTools”), a company providing enterprise messaging solutions for the securities trading industry. In connection with this acquisition, SIAC’s subsidiary, Sector, will be renamed and rebranded NYSE TransactTools to facilitate the integration of the technology products of TransactTools with SIAC’s Sector and SFTI businesses.

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

Note 3 – Segment Reporting

As of March 31, 2007, NYSE Group operated under two reportable segments: Market and Regulation. NYSE Group’s segments are managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses; and (v) via SIAC providing communication and data processing operations.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca, Inc. Regulatory fees are paid by member organizations and are primarily based upon their Gross Focus revenues. In addition, Regulation collects regulatory fines that are applied to members and member organizations.

Summarized financial data concerning NYSE Group’s reportable segments is as follows (in thousands):

Three months ended March 31,	Market	Regulation	Corporate Items and Eliminations	Consolidated
2007
Revenues	$673,336	$77,109	$(48,478)	$701,967
Operating income	79,741	20,879	—	100,620

2006
Revenues	$455,827	$78,600	$(79,491)	$454,936
Operating income (loss)	(450)	13,319	—	12,869

Note 4 – Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill (which are all included in the Market operating segment) as of March 31, 2007 (in thousands):

	Estimated Fair Value	Accumulated Amortization	Useful Life (in years)
Asset class:
Other intangibles:
National securities exchange registration	$511,000	—	Indefinite
Customer relationships	36,494	1,938	10-20
Trade names	42,841	2,168	5-20

Total other intangibles	$590,335	$4,106

Goodwill	$556,188

Note 5 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”).

On January 1, 2007, NYSE Group adopted the provisions of FIN 48 and recognized a $10.3 million increase to retained earnings as of January 1, 2007 primarily in relation to unclaimed research and experimentation tax credits for the period from 2001 to 2005.

As of the date of adoption, NYSE Group had gross unrecognized tax benefits of $11.8 million, all of which would affect the effective tax rate if recognized.

NYSE Group accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of the income tax provision in the condensed consolidated statement of income. As of March 31, 2007, the accrued interest receivable related to the above net tax benefit was $1.8 million.

NYSE Group is undergoing several tax examinations by various Federal and State taxing authorities for the tax years 2000 through 2003. The subsequent tax years also remain open for examination.

NYSE Group does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Note 6 – Stock-Based Compensation

During the quarterly period ended March 31, 2007, NYSE Group granted approximately 0.2 million restricted stock units and 0.1 million stock options with an aggregate fair value of $14.9 million to certain of its employees under the NYSE Group, Inc. Stock Incentive Plan.

Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period, generally three years. NYSE Group estimates an expected forfeiture rate while recognizing the expense associated with these awards.

Note 7 – Employee Benefit Plans

Defined Benefit Pension Plans

The NYSE and SIAC maintain separate qualified defined benefit pension plans covering substantially all of their employees. Effective March 31, 2006, the future benefit accrual of all active participants in the pension plans were frozen.

Currently, the NYSE and SIAC do not anticipate additional funding to the pension plans for 2007.

The components of pension (benefit) expense are set forth below (in thousands):

	Three months ended March 31,
	2007		2006
	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$—	$—	$2,828	$2,495
Interest on benefits earned	5,700	3,110	5,434	2,966
Net amortizations	—	7	291	154
Estimated return on plan assets	(8,200)	(4,660)	(7,771)	(4,249)
Curtailment charge	—	—	873	—

Aggregate pension (benefit) expense	$(2,500)	$(1,543)	$1,655	$1,366

Supplemental Executive Retirement Plans

The NYSE and SIAC also maintain a nonqualified supplemental executive retirement plan (SERP), to provide supplemental retirement benefits for certain employees. Effective March 31, 2006, the future benefit accrual of all active participants in the SERP plans were frozen.

The components of SERP expense are set forth below (in thousands):

	Three months ended March 31,
	2007		2006
	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$100	$—	$205	$188
Interest on benefits earned	800	362	830	378
Net amortizations	75	82	(23)	27

Aggregate SERP expense	$975	$444	$1,012	$593

Postretirement Benefit Plans

In addition, the NYSE and SIAC maintain defined benefit plans to provide certain health care and life insurance benefits for eligible retired employees. Effective March 31, 2006, these plans were frozen for most participants.

The components of postretirement plan’s (benefit) expense are set forth below (in thousands):

	Three months ended March 31,
	2007		2006
	NYSE	SIAC	NYSE	SIAC
Cost of benefits earned	$900	$357	$1,188	$541
Interest on benefits earned	2,050	930	2,198	881
Net amortizations	400	260	213	329

	3,350	1,547	3,599	1,751
Curtailment (gain) charge	(13,100)	300	—	—

Aggregate postretirement (benefit) expense	$(9,750)	$1,847	$3,599	$1,751

During the first quarter of 2007, NYSE Group eliminated certain components of its postretirement plans. As a result of this amendment, NYSE Group recorded a $12.8 million net curtailment gain for the recognition of unrecognized prior service costs.

Note 8 – Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in thousands except per share data):

	Three months ended March 31
	2007	2006
Net income for basic and diluted earnings per share	$67,629	$30,348

Shares of common and common stock equivalents:
Weighted average shares used in basic computation	156,991	125,958
Dilutive effect of:
Employee stock options and restricted stock units	1,030	1,236

Weighted average shares used in diluted computation	158,021	127,194

Basic and diluted earnings per share	$0.43	$0.24

As of March 31, 2007 and 2006, 1.4 million restricted stock units and options to purchase 1.3 million and 2.5 million shares of common stock, respectively, were outstanding. For the three months ended March 31, 2007, options to purchase approximately 0.1 million shares of common stock were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. There were no securities excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 because all outstanding securities were considered dilutive.

Note 9 – Comprehensive Income

The following outlines the components of other comprehensive income (in thousands):

	Three months ended March 31,
	2007	2006
Net income	$67,629	$30,348
Benefit plans – net amortization of prior service cost, transition obligations and actuarial losses	455	—
Unrealized gains on available-for-sale securities	649	1,490

Total comprehensive income	$68,733	$31,838

Note 10 – Deferred Revenue

Components of deferred revenue were as follows (in thousands):

	March 31, 2007	December 31, 2006
Listing fees – original	$397,579	$406,198
Listing fees – annual	202,408	—
Registered representative and maintenance fees	17,315	10,234
License fees	3,719	12,560
Other	8,627	7,111

Total deferred revenue	$629,648	$436,103

The long-term portion of the deferred revenue balances represented deferred original listing fees, which is a component of the Market segment. The current portion of the deferred revenue balances will be realized within the following reportable segments (in thousands):

	March 31, 2007	December 31, 2006
Market	$295,474	$102,355
Regulation	18,880	11,526

Total	$314,354	$113,881

Note 11 – Subsequent Events

Litigation

For the three months ended March 31, 2007, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K, as amended, filed by NYSE Euronext for the year ended December 31, 2006, and should be read in conjunction with these financial statements.

On May 8, 2007, the Appellate Division of the New York Supreme Court entered an order reversing the March 2006 decision by the trial court denying Mr. Grasso’s motion to dismiss four of the six claims asserted against him (the first, fourth, fifth and sixth causes of action). In its order, the Appellate Division held that the New York Attorney General lacked statutory authority to assert those claims. Various other appeals in the matter remain pending.

In addition to the matters described above and in the Form 10-K, as amended, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of NYSE Euronext’s business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

NYSE Group, Inc. / Euronext N.V. Combination

The combination between NYSE Group and Euronext was consummated on April 4, 2007. On that date, NYSE Group became a wholly owned subsidiary of NYSE Euronext and NYSE Euronext acquired more than 90% of the outstanding shares of Euronext. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination with Euronext. As such, NYSE Group is the predecessor reporting entity of NYSE Euronext and the results of operations of Euronext will be included in the NYSE Euronext’s consolidated results of operations from April 4, 2007.

In the combination, all former NYSE Group shareholders received one share of NYSE Euronext common stock for each share of NYSE Group common stock. Each Euronext shareholder had the right to tender their Euronext shares into an exchange offer in which each of their Euronext shares could be exchanged for standard consideration of €21.32 in cash and 0.98 of a share of NYSE Euronext common stock. In addition, each Euronext shareholder had the right to make either an election to increase the cash portion (and decrease the stock portion) of their consideration, or an election to increase the stock portion (and decrease the cash portion) of their consideration, in each case subject to pro ration so that the aggregate amount of stock and cash issued to all tendering Euronext shareholders was the same as that which would have been issued to them if they had all accepted the standard consideration.

The purchase price in the combination was approximately $9.8 billion, including approximately $6.7 billion in stock and $3.1 billion in cash. NYSE Euronext issued $3.1 billion of commercial paper on April 4, 2007 in order to pay down amounts borrowed under a revolving credit bridge facility that had been drawn to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext has also entered into a $3.0 billion syndicated revolving credit facility agreement to replace the bridge facility and will be used as the permanent backstop for the commercial paper program.

In the combination, the aggregate number of shares (including shares underlying stock options and restricted stock units) received by NYSE Group stockholders equalled approximately 59% of the issued and outstanding shares of NYSE Euronext common stock, or approximately 160 million shares. All of the outstanding shares of NYSE

Group are now owned by NYSE Euronext. Following the closing of the exchange offer open to Euronext shareholders, the aggregate number of shares of NYSE Euronext common stock issued to the tendering Euronext shareholders in the transaction, together with the aggregate number of shares reserved for issuance to Euronext employees, equalled approximately 41% of NYSE Euronext common stock issued and outstanding, or approximately 111 million shares.

Approximately 2.5 million shares (excluding 0.9 million shares held by Euronext in treasury) were not tendered into the exchange offer. Pursuant to the combination agreement, NYSE Euronext has commenced an action for compulsory acquisition of the Euronext shares not held directly or indirectly by NYSE Euronext. As a result of this proceeding anticipated to be concluded within a period of three to twelve months, NYSE Euronext expects to acquire, directly or indirectly, all outstanding shares of Euronext not already owned, directly or indirectly, by it. The purchase price for the shares to be acquired in the compulsory acquisition proceeding will be paid in cash in an amount to be determined in the proceeding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussions together with the condensed consolidated financial statements and related notes as well as the forward looking statements included elsewhere in this report.

Overview

The following discussion and analysis of the financial condition and operations of NYSE Euronext and NYSE Group should be read together with the condensed financial statements and notes included in this Form 10-Q. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

As of March 31, 2007, NYSE Euronext had not conducted any material activities other than those incidental to its formation and the matters contemplated by the combination agreement, such as the formation of Jefferson Merger Sub, Inc. (a wholly owned subsidiary of NYSE Euronext) and the making of certain required regulatory filings.

The combination between NYSE Group and Euronext N.V. was consummated on April 4, 2007. As of that date, NYSE Euronext became the parent holding company of both NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination with Euronext.

The merger between NYSE, Inc. and Archipelago Holdings, Inc. was completed on March 7, 2006. As such, the results of operations for the three months ended March 31, 2006 include the full quarter results from the operations of NYSE, Inc., the predecessor of NYSE Group, and the operations of NYSE Arca (formerly known as the Archipelago Exchange, or ArcaEx®, and the Pacific Exchange) since March 8, 2006.

NYSE Euronext

Results of Operations

As of March 31, 2007, NYSE Euronext had not conducted any material activities other than those incidental to its formation and the matters contemplated by the combination agreement, such as the formation of Jefferson Merger Sub, Inc. (a wholly owned subsidiary of NYSE Euronext) and the making of certain required regulatory filings.

Liquidity and Capital Resources

As of March 31, 2007, NYSE Euronext had no outstanding short-term or long-term debt. However, on May 1, 2007, following the April 4, 2007 combination between

NYSE Group and Euronext, NYSE Euronext had approximately $3.0 billion of short-term debt outstanding in the form of commercial paper. The commercial paper was issued on April 4, 2007 in order to pay down amounts borrowed under a revolving credit bridge facility that had been drawn to fund the cash portion of the consideration being offered to Euronext shareholders in the exchange offer. NYSE Euronext has also entered into a $3.1 billion syndicated revolving credit facility agreement to replace the bridge facility and will be used as the permanent backstop for the commercial paper program. The syndicated revolving credit facility includes terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

NYSE Euronext believes that cash flows from operating activities and financing capabilities along with future cash flows from operations are sufficient to meet the needs of its current operations for a period of at least twelve months. If existing cash balances are insufficient, NYSE Euronext intends to seek additional financing. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

New Accounting Pronouncements

The FASB issued SFAS 157, Fair Value Measurements, which provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the implementation of SFAS 157 will have on our financial statements, if any.

The FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the implementation of SFAS 159 will have on our financial statements, if any.

NYSE Group

Business Update

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

Recent Acquisitions/Strategic Investments/Alliances

TransactTools, Inc. On January 8, 2007, NYSE Group acquired TransactTools, Inc., a company providing enterprise messaging solutions for the securities trading industry. In connection with this acquisition, SIAC’s subsidiary, Sector, will be renamed and rebranded NYSE TransactTools to facilitate the integration of the technology products of TransactTools with SIAC’s Sector and SFTI businesses.

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

Consolidate Member Regulation Operations

On November 28, 2006, NYSE Group and the National Association of Securities Dealers, Inc.’s (NASD) announced the signing of a letter of intent to consolidate each of their member regulation operations into a self-regulatory organization (“SRO”) that will be the private sector regulator for all securities broker-dealers doing business with the public in the United States. The new SRO, which will be named at a later date, is expected to begin operations in the second or third quarter of 2007. The transaction is expected to involve the transfer of approximately 470 of NYSE Regulation’s current employees. Following such consolidation, NYSE Regulation will continue to perform market surveillance and related enforcement activities, and listed company compliance for NYSE and NYSE Arca, Inc.

Segment Reporting

As of March 31, 2007, NYSE Group operated under two reportable segments: Market and Regulation. NYSE Group’s segments were managed and operated as two business units and organized based on services provided to customers.

Market represents primarily the fees earned from (i) obtaining new listings and servicing existing listings on the NYSE and NYSE Arca, Inc.; (ii) providing access to trade execution; (iii) distributing market information to data subscribers; (iv) issuing trading licenses; and (v) via SIAC providing communication and data processing operations.

Regulation provides regulatory services (including member firm regulation, market surveillance, enforcement, listed company compliance, and arbitration), performed by NYSE Regulation, to the NYSE and to NYSE Arca. Regulatory fees are paid by member organizations and are primarily based upon their Gross Focus revenues. In addition, Regulation collects regulatory fines that are applied to members and member organizations.

Operating Data

NYSE Group’s revenues are affected by many factors, including the number of companies listed on NYSE and NYSE Arca, Inc. (both new and continuing), corporate actions by these companies (for example stock splits and mergers), trading activity, demand for data processing, and demand for market information. The following table presents selected operating data for the periods presented. A description of the manner in which the NYSE and NYSE Arca calculate their trading volumes and other operating measures is set forth below.

	Three Months Ended March 31,
	2007	2006
	(unaudited)
Trading Days	61	62
NYSE Company listings(1):
NYSE listed issuers(2)	2,741	2,682
Number of new issuer listings(3)	31	29
NYSE Listed Issues (4):
NYSE Group Matched Volume (5)	123,765	113,654
NYSE Group Handled Volume (6)	130,763	115,709
Total NYSE Listed Consolidated Volume	187,835	150,840
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	65.9%	75.3%
Handled Volume (6)	69.6%	76.7%
NYSE Arca and Amex Listed Issues:
NYSE Group Matched Volume (5)	8,897	6,015
NYSE Group Handled Volume (6)	10,241	6,918
Total NYSE Arca and Amex Listed Consolidated Volume	25,869	20,854
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	34.4%	28.8%
Handled Volume (6)	39.6%	33.2%
Nasdaq Listed Issues:
NYSE Group Matched Volume (5)	24,559	24,236
NYSE Group Handled Volume (6)	29,856	30,072
Total Nasdaq Listed Consolidated Volume	133,772	130,693
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	18.4%	18.5%
Handled Volume (6)	22.3%	23.0%
Exchange-Traded Funds (4),(7):
NYSE Group Matched Volume (5)	12,659	8,553
NYSE Group Handled Volume (6)	14,081	9,570
Total ETF Consolidated Volume	31,472	22,370
NYSE Group Share of Total Consolidated Volume:
Matched Volume (5)	40.2%	38.2%
Handled Volume (6)	44.7%	42.8%
Equity Options (8):
NYSE Group Options Contracts	69.5	48.4
Total Consolidated Options Contracts	551.0	446.5
NYSE Group Share of Total	12.6%	10.9%
Market Information: (9)
Tape A share of trades (%)	77.2%	87.0%
Tape B share of trades (%)	38.7%	41.9%
Tape C share of trades and shares (%)	22.0%	21.9%
Professional subscribers (Tape A)	430,136	415,612
Regulatory Fees:
Gross Focus revenues ($ billions) (10)	81.8	61.2
Operating Expenses:
Employee headcount (11)	2,571	3,172

(1)	Number does not include issuers listed on NYSE Arca or structured products listing on the NYSE. There were 20 ETFs and 13 operating companies exclusively listed on NYSE Arca as of March 31, 2007. There were 518 structured products listed on the NYSE as of March 31, 2007.
(2)	Number of listed operating companies, closed-end funds and ETFs on the NYSE as of period end.
(3)	Includes initial public offerings, quotations and transfers from other markets to the NYSE of common equity securities and ETFs.
(4)	Includes all crossing sessions on the NYSE Group’s exchanges.
(5)	Represents the total number of shares (expressed in millions) of equity securities and ETFs executed on the NYSE Group’s exchanges.
(6)	Represents the total number of shares (expressed in millions) of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.
(7)	Data included in previously identified categories.
(8)	Includes trading in U.S. equity options contracts, not equity-index options. Contracts are expressed in millions.
(9)	Represents the NYSE Group share of qualifying trades for Tapes A and B reported by the NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tapes A and B reported to the consolidated tape by all other participating market centers. NYSE Group share of Tape C represents the average of: (i) the share of qualifying trades for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total number of qualifying trades for Tape C reported to the consolidated tape by all other participating market centers; and (ii) the share of qualifying share volume for Tape C reported by the NYSE Group to the consolidated tape, as compared to the total qualifying share volume for Tape C reported by all other participating market centers. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.
(10)	Gross Focus revenues represent a fee of $0.42 per $1,000, of gross revenues generated by member broker-dealers as reported on their “FOCUS” report (a report that is required to be filed with the NYSE). A member broker-dealer’s regulatory fee is based on the revenues reported. The NYSE records revenue on a six-month lag; the data is provided on this basis.
(11)	Employee headcount as of March 31, 2007 included 41 employees related to the January 2007 acquisition of TransactTools.

Sources of Revenues

Activity Assessment

The NYSE and NYSE Arca, Inc. pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca, Inc., and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of activity assessment fees or the Section 31 fees has an impact on NYSE Group’s net income.

Transaction

The NYSE charges transaction fees on NYSE-listed equities traded on the NYSE as well as orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2006 allowed further alignment of transaction revenue with executed volume.

On NYSE Arca, transaction fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

The pricing structures of the NYSE and NYSE Arca have undergone and continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Group’s opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Group earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS.

Listing

Companies pay listing fees when they initially list on the NYSE and NYSE Arca, and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro-rata basis over the calendar year. Original fees are recognized on a straight-line basis over estimated service periods of 10 years for the NYSE and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

Data Processing

SIAC charges data processing fees to customers other than NYSE Group (fees charged to NYSE Group are eliminated in consolidation) for communication services, data processing operations and systems development functions. SIAC operates on a cost recovery model driven by its customers’ demands. Under this model, any increase or decrease in SIAC’s operating expenses results in a corresponding change in its revenues. In addition, SIAC earns revenues through its subsidiary, Sector, which offers an array of communications and data processing services, primarily to the broker-dealer community. Following the January 2007 acquisition of TransactTools, Sector has been renamed and rebranded NYSE TransactTools to facilitate the integration of the technology products of TransactTools with SIAC’s Sector and SFTI businesses.

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Prior to April 5, 2007, consortium-based data revenues that coordinated market data distribution generates (net of joint processing and administration costs) are distributed to participating markets on the basis of their respective number of trades. As of April 5, 2007, the formula used to determine how data revenues are distributed to participating markets was amended pursuant to the requirements of Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities that are listed on AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers, as well as the NYSE Group’s share of trades. In addition, NYSE Group receives fees for television broadcasts, vendor access and other usage fees related to per quote or per trade data. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets.

Regulatory

Regulatory fees are principally comprised of member regulation fees and market surveillance fees collected by NYSE Group. Member regulation fees are based on member organizations’ Gross Focus revenues, specifically $0.42 per $1,000 of Gross Focus revenues generated by member broker-dealers and reported on a six-month lag basis. In addition, member regulation fees include initial and annual maintenance fees for branch office registration and registered persons and testing fees. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor.

Licensing, facility and other

For fiscal 2007, NYSE Group sold 1,065 trading licenses at an annual price of $50,000 per license. The NYSE has made available a maximum of 1,366 trading licenses.

Facility and other fees primarily comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

Components of Expenses

Section 31 Fees

See “Sources of Revenue—Activity Assessment Fees” above.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the combination transaction with Euronext.

Compensation

NYSE Group’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical, and supplemental executive retirement plan (“SERP”) charges. Part-time help, primarily relates to security personnel at the NYSE, is also recorded as part of compensation.

Liquidity payments

To enhance the liquidity of its system, NYSE Arca pays a fee per share to participants, referred to as “liquidity providers,” that post buy orders and sell orders on NYSE Arca, when the quote is executed against by liquidity takers purchasing or selling securities internally on NYSE Arca. In addition, effective December 1, 2006, the NYSE implemented a specialist rebate as part of its new pricing structure.

Routing and clearing

NYSE Group incurs routing charges when it does not have the best buy or sell order in the market for a security that a customer is trying to buy or sell on the NYSE or NYSE Arca. In that case, NYSE Group routes the customer’s order to the external market center that displays the best buy order or sell order. The external market center charges NYSE Group a fee per share (denominated in tenths of a cent per share) for routing to its system.

Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Systems and Communications

NYSE Group’s systems and communications expense includes (i) certain costs for development and maintenance of trading, regulatory and administrative systems, (ii) investments in system capacity, reliability and security, and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

Professional Services

NYSE Group’s professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees. NYSE Group’s historical spending related to professional services consists principally of legal and consulting expenses. While we are focused on reducing costs, including professional services costs, we cannot assure you that our professional services expenses will decline in the future. Under certain circumstances, particularly as we pursue our business strategy, we may be required to incur significant professional services costs, such as legal expenses.

Depreciation and Amortization

This item includes costs from depreciating fixed assets and amortizing intangible assets over their estimated useful lives. It also includes depreciation of computer hardware and capitalized software.

Occupancy

Occupancy includes costs related to the NYSE Group’s leased premises, as well as real estate taxes and maintenance of owned premises.

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

Pending the closing of the consolidation of certain NYSE Regulation functions with the NASD, we expect NYSE Regulation will continue to levy fines for regulatory purposes, as appropriate. We anticipate that regulatory fine income will decrease following the closing of the consolidation of certain NYSE Regulation functions with the NASD.

NYSE Group Results of Operations

Three Months Ended March 31, 2007 versus Three Months Ended March 31, 2006

The following table sets forth NYSE Group’s consolidated statements of income for the three months ended March 31, 2007 and 2006, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended March 31, 2007, as compared to such item for the three months ended March 31, 2006:

	Three months ended March 31,
(Dollars in Millions)	2007	2006	Percent Increase (Decrease)
Revenues
Activity assessment	$185.6	$139.2	33.3%
Transaction	263.0	76.2	245.1%
Listing	89.7	88.5	1.4%
Market data	62.7	48.2	30.1%
Data processing	24.7	39.3	(37.2)%
Regulatory	50.0	40.4	23.8%
Licensing, facility and other	26.3	23.1	13.9%

Total revenues	702.0	454.9	54.3%
Section 31 fees	(185.6)	(139.2)	33.3%
Merger expenses and exit costs	(11.1)	(3.0)	270.0%
Compensation	(105.5)	(168.2)	(37.3)%
Liquidity payments	(135.9)	(19.0)	615.3%
Routing and clearing fees	(44.9)	(6.3)	612.7%
Systems and communications	(26.8)	(29.8)	(10.1)%
Professional services	(21.0)	(27.8)	(24.5)%
Depreciation and amortization	(35.0)	(28.1)	24.6%
Occupancy	(20.9)	(18.6)	12.4%
Marketing and other	(19.8)	(19.0)	4.2%
Regulatory fine income	5.1	16.9	(69.8)%

Operating income	100.6	12.8	685.9%
Investment and other, net	13.6	16.8	(19.0)%
Gain on sale of equity investment	—	20.9	(100.0)%

Income before taxes and minority interest	114.2	50.5	126.1%
Provision for income taxes	(46.6)	(19.7)	136.5%
Minority interest in income of consolidated subsidiary	—	(0.5)	(100.0)%

Net income	$67.6	$30.3	123.1%

Consolidated Results

For the three months ended March 31, 2007, NYSE Group reported revenues (excluding activity assessment fees), operating income and net income of $516.4 million,

$100.6 million and $67.6 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $315.7 million, $12.8 million and $30.3 million, respectively, for the three months ended March 31, 2006.

The $200.7 million increase in revenues (excluding activity assessment fees), $87.8 million increase in operating income and $37.3 million increase in net income for the period reflect the following principal factors:

•

Increased revenues – NYSE Arca’s operations (which have been consolidated from the March 7, 2006 merger between the NYSE and Archipelago) contributed revenues of $236.9 million (excluding activity assessment fees) for the three months ended March 31, 2007 as compared to revenues of $46.2 million (excluding activity assessment fees) for the period from March 8, 2006 to March 31, 2006, a $190.7 million period-over-period increase. In addition, revenues increased as a result of transaction-pricing changes for NYSE listed equities and NYSE Arca traded options implemented in August 2006.

•

Increased operating income – The period-over-period increase in operating income of $87.8 million was primarily the result of NYSE Arca’s contribution to operating income following its March 7, 2006 consolidation, as well as overall operating efficiencies as NYSE Group continues to integrate its businesses. In addition, NYSE Group recorded $37.3 million of compensation expense at the time of the Archipelago merger following the immediate vesting of approximately 600,000 restricted stock units granted to NYSE employees, and the immediate vesting of other compensation arrangements with NYSE Regulation employees.

•

Improved net income – Period-over-period net income increased $37.3 million in connection with the growth of our operating income despite a $20.9 million gain recognized on the sale of shares of DTCC common stock to certain DTCC participants in March 2006.

Segment Results

Market Segment Results - Revenues

	Three months ended March 31,		Percent Increase (Decrease)
(Dollars in Millions)	2007	2006
Activity assessment	$185.6	$139.2	33.3%
Transaction	263.0	76.2	245.1%
Listing	89.7	88.5	1.4%
Market data	62.7	48.2	30.1%
Data processing	24.7	39.3	(37.2)%
Market services provided to Regulation	21.4	41.3	(48.2)%
Licensing, facility and other	26.3	23.1	13.9%

Total revenues	$673.4	$455.8	47.7%

Transaction – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, transaction fees increased $186.8 million, or 245.1%, primarily as a result of NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006. Additionally, transaction fee revenues for the three months ended March 31, 2007 reflect price increases that were implemented effective August 1, 2006.

Listing – The following table sets forth the revenues from listing fees calculated in accordance with U.S. generally accepted accounting principles (“as reported”) and as would be reported on a basis without giving effect to U.S. generally accepted accounting principles (“billed basis”). NYSE Group believes that the presentation of billed basis revenues, as they relate to original fees, is a good indicator of current listing fee activity as billed basis information excludes the effects of recognizing revenues related to original fees over periods ranging from 5 to 10 years (dollars in millions):

	Three months ended March 31,
	2007		2006		Percent Increase (Decrease)
	As reported	As billed	As reported	As billed	As reported	As billed
Annual fees	$67.4	$67.4	$65.8	$65.8	2.4%	2.4%
Original fees	22.3	13.6	22.7	18.9	(1.8)%	(28.0)%

	$89.7	$81.0	$88.5	$84.7	1.4%	(4.4)%

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, listing fee revenue increased $1.2 million, or 1.4%, on an as reported basis.

Listing fees are primarily derived from annual listing fees and original fees. Original listing fees are deferred and recognized over the estimated service periods ranging from 5 to 10 years. The difference between the as reported revenues and the billed basis revenues is due to the amortization of listing fees in accordance with U.S. generally accepted accounting principles.

Annual listing fees totaled $67.4 million on both an as reported and billed basis for the three months ended March 31, 2007, compared with $65.8 million on both an as reported and billed basis for the three months ended March 31, 2006, an increase of 2.4%. The period over period improvement is due to the increase in aggregate shares billed at the beginning of the year, from approximately 408 billion to 414 billion, as well as new listings of shares during the year, which generate annual fees for the period of the year listed. Annual listing fees are recognized on a pro-rata basis over the calendar year.

Original fees amounted to $22.3 million on an as reported basis. On a billed basis, original fees totaled $13.6 million for the three months ended March 31, 2007 as compared to $18.9 million, a 28.0% decrease, for the same period a year ago. The decrease was primarily attributable to a new pricing structure implemented in December 2006. In order to provide an incentive to companies willing to transfer their listing from other exchanges, the NYSE eliminated initial listing fees applicable to companies transferring from another registered national exchange.

Market Data - For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, market data fees increased $14.5 million, or 30.1%, primarily from the contribution of NYSE Arca since the completion of the merger with Archipelago on March 7, 2006.

Data processing – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, data processing fees decreased $14.6 million, or 37.2%. The decline is due to reduced level of services provided by SIAC to customers.

Market services provided to Regulation - For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, market services provided to Regulation decreased $19.9 million, or 48.2%, primarily due to the allocated portion of (i) a $4.9 million charge recorded during the three months ended March 31, 2006 in relation to the immediate vesting and recognition of certain cash awards granted to NYSE Regulation employees at the time of the merger with Archipelago and (ii) a $12.8 million curtailment gain resulting from the elimination of certain post retirement benefits during the three months ended March 31, 2007. These services, which include costs associated with supporting IT infrastructure, finance, human resources and other administrative functions, are provided by Market to support the operations of Regulation.

Licensing, facility and other - For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, licensing and facility fees increased $3.2 million, or 13.9%, primarily from the effect of a full quarter of license fees. License fees were introduced March 8, 2006. Offsetting the increased license fees are reductions of floor fees, including the elimination of the specialist privilege fee in December 2006.

Regulation Segment Results – Revenues

	Three months ended March 31,		Percent Increase (Decrease)
(Dollars in Millions)	2007	2006
Regulatory	$50.0	$40.4	23.7%
Regulatory services provided to Market	27.1	38.2	(29.0)%

Total revenues	$77.1	$78.6	(1.9)%

Regulatory Fees – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, regulatory fees increased $9.6 million, or 23.7%, to $50.0 million primarily due to higher reported Gross Focus revenues ($81.8 billion compared to $61.2 billion period over period).

Regulatory services provided to Market – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, regulatory services provided to Market decreased $11.1 million or 29.0%.

Market Segment Results – Expenses

	Three months ended March 31,
(Dollars in Millions)	2007	2006	Percent Increase (Decrease)
Section 31 fees	$185.6	$139.2	33.3%
Merger expenses and exit costs	11.1	3.0	270.0%
Compensation	74.0	133.5	(44.6)%
Liquidity payments	135.9	19.0	615.3%
Routing and clearing fees	44.9	6.3	612.7%
Regulatory services provided to Market	27.1	38.2	(29.0)%
Systems and communications	26.3	29.6	(11.2)%
Professional services	17.8	26.8	(33.5)%
Depreciation and amortization	34.2	27.0	26.3%
Occupancy	18.5	16.1	14.8%
Marketing and other	18.3	17.7	3.4%

Total expenses	$593.7	$456.4	30.1%

Merger expenses and exit costs – For the three months ended March 31, 2007, Market incurred $11.1 million in merger expenses and exit costs consisting of professional and other fees incurred in connection with both the acquisition of Archipelago and the recently completed combination with Euronext ($4.6 million), and exit costs associated with the previously announced trading floor consolidation ($6.5 million).

Market Compensation

(Dollars in Millions)	Three Months Ended March 31,		Percent Increase (Decrease)
	2007	2006
Salaries and bonus	$61.6	$71.1	(13.4)%
Stock-based compensation	6.6	34.7	(80.9)%
Benefits and other	5.8	27.7	(79.1)%

	$74.0	$133.5	(44.6)%

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, compensation decreased $59.5 million, or 44.6%. This decrease was driven by (i) staff reductions, (ii) a $12.8 million curtailment gain resulting from the elimination of certain post retirement benefits during the three months ended March 31, 2007, (iii) a $21.0 million charge recorded at the time of the merger between NYSE and Archipelago following the immediate vesting of certain restricted stock units granted to NYSE Market employees, partially offset by (iv) NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006.

Liquidity payments – For the three months ended March 31, 2007, NYSE Group incurred liquidity payments of $135.9 million, an increase of $116.9 million as compared to the same period a year ago. The increase reflects the inclusion on NYSE Arca’s operations for the full quarter of 2007, as well as changes in NYSE pricing structure implemented during December 2006, including a fixed monthly specialist rebate.

Routing and clearing fees – For the three months ended March 31, 2007, NYSE Group incurred routing and clearing fees of $44.9 million, an increase of $38.6 million as compared to the same period a year ago. The increase reflects the inclusion of NYSE Arca’s operations for the full quarter of 2007 and an additional $15.2 million in charges incurred by NYSE Group for the routing of customer orders from the NYSE to other market centers for the period from January 2 through March 2, 2007. Commencing March 5, 2007, consistent with industry practice, the NYSE implemented new routing fees to mitigate the expenses incurred from other market centers.

Regulatory services provided to Market – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, regulation support costs decreased $11.1 million or 29.0%.

Systems and Communications – For the three months ended March 31, 2007, compared to three months ended March 31, 2006, systems and communications decreased $3.3 million, or 11.2%, due to overall cost savings initiatives.

Professional Services – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, professional services decreased $9.0 million or 33.5%, due to overall cost savings initiatives and the completion of development activities associated with the NYSE Hybrid MarketSM.

Depreciation and amortization – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, depreciation and amortization increased $7.2 million, or 26.3%, primarily due to the inclusion of NYSE Arca’s operations for the full quarter of 2007.

Occupancy – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, occupancy increased $2.4 million or 14.8%, primarily due to the inclusion of NYSE Arca’s operations for the full quarter of 2007.

Marketing and other – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, marketing and other expenses increased $0.6 million, or 3.4%. The inclusion of NYSE Arca’s operations for the full quarter of 2007 was partially offset by cost containment initiatives.

Regulation Segment Results – Expenses

	Three months ended March 31,
(Dollars in Millions)	2007	2006	Percent Increase (Decrease)
Compensation	$31.5	$34.8	(9.5)%
Market services provided to Regulation	21.4	41.3	(48.2)%
Systems and communications	0.5	0.3	76.2%
Professional services	3.2	0.9	255.6%
Depreciation and amortization	0.9	1.1	(21.1)%
Occupancy	2.5	2.5	—
Marketing and other	1.5	1.3	16.3%

Total expenses	$61.5	$82.2	(25.4)%

Regulation Compensation

	Three months ended March 31,		Percent Increase (Decrease)
(Dollars in Millions)	2007	2006
Salaries and Bonus	$25.3	$22.6	11.9%
Deferred compensation award	1.0	4.9	(79.6)%
Benefits and Other	5.2	7.3	(28.8)%

	$31.5	$34.8	(9.5)%

Compensation – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, compensation decreased $3.3 million, or 9.5%, to $31.5 million. This decrease was primarily due to a $4.9 million charge recorded during the three months ended March 31, 2006 in relation to the immediate vesting and recognition of certain cash awards granted to NYSE Regulation employees at the time of the merger with Archipelago.

Market services provided to Regulation – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, market support costs decreased $19.9 million, or 48.2%, primarily due to the allocated portion of (i) a $4.9 million charge recorded during the three months ended March 31, 2006 in relation to the immediate vesting and recognition of certain cash awards granted to NYSE Regulation employees at the time of the merger with Archipelago and (ii) a $12.8 million curtailment gain resulting from the elimination of certain post retirement benefits during the three months ended March 31, 2007. These services are provided by Market to support the operations of Regulation.

Professional Services – For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, professional services increased $2.3 million. These costs increased as mandatory regulatory audits commenced during 2006.

Regulation’s other operating expenses, including systems and communications, depreciation and amortization, occupancy, as well as marketing and other expenses, were relatively stable period over period.

Regulatory fine income

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, fine income decreased $11.8 million, or 69.8%. Regulatory fines result from actions taken by Regulation in its oversight of Market constituents and accordingly may vary significantly period over period.

Investment and other income, net

The components of investment and other income, net, were as follows:

	Three months ended March 31,
(Dollars in Millions)	2007	2006
Investment income, net	$9.4	$9.9
Other	4.2	6.9

Total	$13.6	$16.8

Other income includes insurance claims which are contingent on various factors and accordingly may vary significantly period to period.

Gain on Sale of Equity Investment

In March 2006, NYSE Group sold its shares of DTCC common stock that it held for a $23.4 million cash payment. NYSE Group carried this investment at its $2.5 million cost and therefore realized a $20.9 million pre-tax gain that is included in gain on sale of equity investment on the condensed consolidated statement of income for the three months ended March 31, 2006. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE members in connection with the March 7, 2006 merger of NYSE and Archipelago.

Income Taxes

For the three months ended March 31, 2007 and 2006, NYSE Group provided for income taxes at an estimated effective tax rate of 40.8% and 39.0%, respectively.

Liquidity and Capital Resources

Historically, NYSE Group’s primary source of liquidity has been cash generated by the NYSE Group’s operations and its liquidity requirements have been for working capital, capital expenditures and general corporate use.

NYSE Group’s working capital was $635.9 million at March 31, 2007 and capital expenditures equaled $30.4 million for the three months ended March 31, 2007. Capital expenditures related primarily to the development and maintenance of corporate and regulatory systems and to trading technology.

Cash and cash equivalents are generated primarily from listing services, sales of market information, collection of activity assessment fees (which are fully remitted to the SEC), data processing services provided by SIAC, collections of regulatory fees (which are based on FOCUS filing amounts), fees generated for trading (which are generally based on volume), and investment income.

At March 31, 2007, NYSE Group had $243.9 million of cash and cash equivalents, a decrease of $33.7 million from its cash and cash equivalents at December 31, 2006. Current assets readily convertible into cash include accounts receivable, securities purchased under agreements to resell and marketable securities. These assets totaled $1.2 billion at March 31, 2007 and, when combined with cash and cash equivalents, represented 92.1% of NYSE Group’s current assets.

Under the terms of the operating agreement of the New York Stock Exchange, LLC, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of March 31, 2007, NYSE Group did not have any significant restricted cash balance.

With respect to investment activities, the board of directors of NYSE Group has an approved investment policy for externally managed portfolios. The goal of this policy is to preserve principal, maintain adequate liquidity at all times to fund budgeted operating and capital requirements, and to maximize returns relative to investing guidelines and market conditions. NYSE Group’s current policy prevents it from investing directly in any equity type investment, however, this policy can be modified at the discretion of the chief executive officer and chief financial officer of NYSE Group, based on the delegation of authority by the board of directors. Under the NYSE Group’s policy, it may invest only in securities that are rated AA or better by two nationally recognized rating organizations and that are in U.S. dollar denominations.

The average duration of the portfolios for both the NYSE and SIAC must not exceed two years. NYSE Group periodically reviews its investment policy and performance of the investment managers. Also included in the investment portfolio are investments which are used to fund non-qualified benefit obligations. The participants of these plans, supplemental executive savings and other deferred compensation plans, are permitted to invest in equity funds.

Net cash provided by operating activities equaled $83.8 million for the three months ended March 31, 2007, consisting of net income of $67.6 million and the effects of non-cash items, such as depreciation, which does not adversely affect cash flows. Also, during the first quarter of 2007, NYSE Group remitted $233.0 million to the SEC for Section 31 fees.

Net cash used in investing activities equaled $134.6 million for the three months ended March 31, 2007. NYSE Group invested $27.4 million in acquiring businesses and purchased $76.9 million in additional investment securities and securities purchased under agreements to resell during the three months ended March 31, 2007.

Net cash provided by financing activities for the three months ended March 31, 2007 primarily resulted from employee stock transactions, including the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Omitted.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of NYSE Euronext and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended March 31, 2007 in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For the three months ended March 31, 2007, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K, as amended, filed by NYSE Euronext for the year ended December 31, 2006, and no other matters were reportable during the period.

On May 8, 2007, the Appellate Division of the New York Supreme Court entered an order reversing the March 2006 decision by the trial court denying Mr. Grasso’s motion to dismiss four of the six claims asserted against him (the first, fourth, fifth and sixth causes of action). In its order, the Appellate Division held that the New York Attorney General lacked statutory authority to assert those claims. Various other appeals in the matter remain pending.

In addition to the matters described above and in the Form 10-K, as amended, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of NYSE Euronext’s business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A. Risk Factors

For the three months ended March 31, 2007, there were no material developments with regard to the “Risk Factors” as previously disclosed in Part I, Item 1A. of the Form 10-K, as amended, filed by NYSE Euronext on May 1, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description

2.1	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

3.2	Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

10.1	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (Incorporated by reference to the Registrant’s current report on Form 8-K filed with the SEC on January 9, 2007).

10.2	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India. (Incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s annual report on Form 10-K, as amended, filed with the SEC on March 22, 2007).

10.3	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007. (Incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.4	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007. (Incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8 K filed with the SEC on April 2, 2007).

10.5	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007. (Incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.6	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007. (Incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.7	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007. (Incorporated by reference to Exhibit 10.5 to the Registrant’s current report on Form 8-K filed with the SEC on April 2, 2007).

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: May 14, 2007	By:	/s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)
NYSE Euronext