Form 10-Q
period 2007-06-30
NYSE Euronext
filed 2007-08-14
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 31, 2007, the registrant had approximately 264 million shares of common stock, $0.01 par value per share, outstanding.

EXPLANATORY NOTE

On April 4, 2007, NYSE Group, Inc. (“NYSE Group”) and Euronext N.V. (“Euronext”) combined their businesses and NYSE Euronext became the parent holding company of both NYSE Group and Euronext (herein referred to as the “combination”). Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in this business combination. As such, NYSE Group is the predecessor reporting entity of NYSE Euronext and the results of operations of Euronext are only included in NYSE Euronext’s consolidated results of operations from April 4, 2007.

In addition, on March 7, 2006, Archipelago Holdings, Inc. and the New York Stock Exchange, Inc. combined their businesses and became wholly-owned subsidiaries of NYSE Group. As a result, the results of operations of Archipelago Holdings, Inc. have been included in the historical results of operations of NYSE Group only since March 8, 2006.

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

•

“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands, or, as the context requires, any company succeeding Euronext N.V. upon the implementation of the post-closing reorganization, in each case, including its subsidiaries;

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

•	“NYSE Arca, Inc.,” where that specific term is used, refers to the entity registered as a U.S. national securities exchange (formerly known as the Pacific Exchange, Inc.);

•	“NYSE Group” refers to NYSE Group, Inc., a Delaware corporation, and its subsidiaries; and

•	“NYSE Euronext,” “we,” “us,” and “our” refers to NYSE Euronext, a Delaware corporation, and its subsidiaries.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$577	$278
Short term financial investments	1,154	681
Securities purchased under agreements to resell	—	20
Accounts receivable, net	651	335
Deferred income taxes	99	108
Other current assets	342	21

Total current assets	2,823	1,443
Property and equipment, net	596	378
Goodwill	4,824	536
Other intangible assets, net	7,019	584
Investments in associates	729	—
Deferred income taxes	383	366
Other assets	557	159

Total assets	$16,931	$3,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$821	$399
Section 31 fees payable	311	251
Deferred revenue	386	114
Short term debt	3,005	—
Deferred income taxes	78	68

Total current liabilities	4,601	832
Accrued employee benefits	351	355
Deferred revenue	312	322
Long term debt	518	—
Deferred income taxes	2,306	265
Other liabilities	29	23

Total liabilities	8,117	1,797
Minority interest	182	—
Commitments and contingencies (see note 8)
Stockholders’ equity
Common stock, $0.01 par value, 800 shares authorized; 266 and 158 shares issued; 264 and 156 shares outstanding	3	2
Common stock held in treasury, at cost: 2 and 2 shares	(74)	(66)
Additional paid-in capital	8,251	1,555
Retained earnings	356	183
Accumulated other comprehensive income (loss)	96	(5)

Total stockholders’ equity	8,632	1,669

Total liabilities and stockholders’ equity	$16,931	$3,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues
Activity assessment	$115	$190	$301	$329
Cash trading	387	187	637	261
Derivatives trading	185	11	197	13
Listing	99	89	189	177
Market data	106	60	169	109
Software and technology services	92	42	117	81
Regulatory	57	45	107	85
Licensing, facility and other	37	36	64	59

Total revenues	1,078	660	1,781	1,114
Section 31 fees	(115)	(190)	(301)	(329)
Merger expenses and exit costs	(16)	(10)	(27)	(12)
Compensation	(207)	(138)	(313)	(307)
Liquidity payments, routing and clearing	(218)	(98)	(398)	(123)
Systems and communications	(82)	(30)	(109)	(60)
Professional services	(32)	(29)	(53)	(57)
Depreciation and amortization	(71)	(36)	(106)	(64)
Occupancy	(34)	(22)	(55)	(40)
Marketing and other	(52)	(29)	(73)	(48)
Regulatory fine income	4	6	9	23

Operating income	255	84	355	97
Interest expense	(44)	(1)	(45)	(1)
Investment income	21	10	31	20
Gain on sale of equity investment	2	—	2	21
Income from associates	2	—	3	—
Other income	9	8	13	15

Income before income tax provision and minority interest	245	101	359	152
Income tax provision	(78)	(39)	(124)	(58)
Minority interest	(6)	(1)	(6)	(2)

Net income	$161	$61	$229	$92

Basic earnings per share	$0.62	$0.39	$1.10	$0.65
Diluted earnings per share	$0.62	$0.39	$1.09	$0.64
Basic weighted average shares outstanding	259	156	208	142 (a)
Diluted weighted average shares outstanding	260	157	209	143 (a)

(a)	Adjusted to reflect the merger with Archipelago on March 7, 2006, giving retroactive effect to the issuance of shares to former NYSE members.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007

(In millions)

(Unaudited)

	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Held in Treasury
Balance as of December 31, 2006	158	$2	$(66)	$1,555	$183	$(5)	$1,669

Merger with Euronext	107	1	—	6,633	—	—	6,634
Employee stock transactions	1	—	—	63	—	—	63
Transactions in own shares	—	—	(8)	—	—	—	(8)
Adoption of FIN 48	—	—	—	—	10	—	10
Dividend	—	—	—	—	(66)	—	(66)
Net income	—	—	—	—	229	—	229
Other comprehensive income, net of tax	—	—	—	—	—	101	101

Balance as of June 30, 2007	266	$3	$(74)	$8,251	$356	$96	$8,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$229	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110	64
Stock based compensation	15	41
Gain on sale of equity investment	(2)	(21)
Deferred income taxes	40	(4)
Deferred revenue	44	44
Other non-cash items	9	3
Change in operating assets and liabilities:
Accounts receivable, net	30	(56)
Other assets	(67)	(14)
Accounts payable, accrued expenses and Section 31 fees	(138)	(14)
Deferred revenue	148	105
Accrued employee benefits	(19)	3

Net cash provided by operating activities	399	243
Cash flows from investing activities:
Euronext merger, net of cash acquired	(2,849)	—
Cash acquired in Archipelago merger	—	218
Other (purchases) sales of equity investments	(142)	26
Sales of short term financial investments	5,150	7,456
Purchases of short term financial investments	(5,028)	(7,273)
Net sales of securities purchased under agreements to resell	20	92
Purchases of property and equipment	(85)	(39)
Other investing activities	(14)	—

Net cash (used in) provided by investing activities	(2,948)	480
Cash flows from financing activities:
Commercial paper borrowings, net	2,960	—
Redemption of loans	(124)	—
Distribution to former NYSE members	—	(410)
Dividend to former NYSE members	—	(96)
Purchase of treasury stock	(8)	—
Employee stock transactions	29	16
Principal payment of capital lease obligations	(4)	(4)

Net cash provided by (used in) financing activities	2,853	(494)
Effects of exchange rate changes on cash and cash equivalents	(5)	—

Net increase in cash and cash equivalents for the period	299	229
Cash and cash equivalents at beginning of period	278	43

Cash and cash equivalents at end of period	$577	$272

Non-cash investing and financing activities:
Euronext merger	$6,644	$—
Exchange of NYSE membership interest	$—	$330
Archipelago merger	$—	$1,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates securities exchanges: the NYSE and NYSE Arca, Inc. in the United States (U.S.) and the five European-based exchanges which compose Euronext, including the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives market in London. NYSE Euronext is a global provider of securities listing, trading, market data products, software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 merger of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incident to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of NYSE Euronext and its subsidiaries.

The business combination transaction between NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group designated as the business and accounting acquirer. As a result, the results of NYSE Group are the historical results of NYSE Euronext.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under accounting principles generally accepted in the U.S., have been condensed or omitted; however management believes that the disclosures are adequate to make the information presented not misleading.

The preparation of these condensed consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could be materially different from these estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Group and Euronext as of and for the year ended December 31, 2006. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2 – Acquisitions

Euronext

On April 4, 2007, NYSE Group and Euronext combined their businesses under NYSE Euronext, a holding company formed for that purpose. On that date, NYSE Group became a wholly-owned subsidiary of NYSE Euronext.

Also on April 4, 2007, NYSE Euronext acquired 91.4% of the share capital and 92.2% of the voting rights of Euronext through an exchange offer in which NYSE Euronext, through its indirect wholly owned subsidiary NYSE Euronext (Holding) N.V. (“NYSE Euronext (Holding)”), offered to acquire all of the outstanding shares of Euronext for €21.32 in cash and 0.98 of a share of NYSE Euronext common stock.

On April 2, 2007, NYSE Euronext commenced a second offer period to acquire Euronext shares that were not tendered during the initial exchange offer period. On April 27, 2007, the second offer period closed, resulting in NYSE Euronext’s holding, through NYSE Euronext (Holding), 96.97% of the share capital and 97.68% of the voting rights of Euronext.

On June 6, 2007, NYSE Euronext, NYSE Euronext (Holding), Euronext N.V. and Euronext Paris S.A. , as plaintiffs, filed a writ of summons with the Amsterdam Court of Appeals in the Netherlands initiating a compulsory acquisition procedure (uitkoopregeling) in accordance with Section 2:92a of the Dutch Civil Code. Shares of Euronext acquired in this procedure will be acquired only for cash and in an amount determined by the Enterprise Chamber of the Amsterdam Court of Appeals.

The price proposed in the writ of summons, is €94.05 per share. This amount is equal to the cash equivalent of the standard offer consideration on April 4, 2007, the date on which the settlement and delivery of the Euronext shares tendered in the initial exchange offer period occurred and NYSE Euronext common stock began trading (with a closing price on that day of €74.21 on Euronext Paris (0.98 x €74.21 + €21.32 = €94.05)). The defendants listed in the writ of summons are all the remaining shareholders of Euronext other than the plaintiffs. On July 5, 2007, Stichting Option Plan SBF, Wijs & Van Oostveen B.V., the Trafalgar Catalyst Fund and the Trafalgar Volatility Fund appeared in the Enterprise Chamber of the Amsterdam Court of Appeals in the Netherlands. Stichting Option Plan SBF has stated that it will not file any objection to or defense against the procedure. It is currently unknown what, if any, formal objection to or defense against the procedure will be raised by Wijs & Van Oostveen B.V. and Trafalgar.

Through the compulsory acquisition procedure NYSE Euronext intends, through NYSE Euronext (Holding), to acquire 100% of the Euronext shares outstanding and not held by Euronext or its subsidiaries at the time of the final judgment of the Enterprise Chamber of the Amsterdam Court of Appeals. It is currently not known if or when the Enterprise Chamber of the Amsterdam Court of Appeals will issue its final judgment and consequently it is not known if or when NYSE Euronext, through NYSE Euronext (Holding), will be able to acquire the Euronext shares that are the subject of the proceeding.

Under the purchase method of accounting, total merger consideration paid to Euronext shareholders in the exchange offer for outstanding shares of Euronext was approximately $9.8 billion. We anticipate that the additional purchase price for the shares to be acquired through the compulsory acquisition procedure will be approximately $0.3 billion. The results of Euronext have been included in the consolidated results of operations of NYSE Euronext since April 4, 2007.

The following is a summary of the purchase price in the Euronext combination (in millions, except per share data):

Euronext shares tendered	109 shares
Times	0.98(a)
Times	$61.70(b)

Equity component	$6,600

plus:
Euronext shares tendered	109 shares
Times	$28.54(a)

Cash component	$3,115

Acquisition costs	$73
Fair value of stock and equity awards	$44

Total purchase price	$9,832

(a)	Each tendered Euronext share was exchanged into 0.98 of a share of NYSE Euronext common stock and €21.32 ($28.54) in cash.

(b)	Corresponding to the average closing stock price of NYSE Group common stock for the five-day period beginning two days before and ending after June 1, 2006 (the date the combination was agreed to and announced).

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Euronext net assets as of the combination date as follows (in millions):

Historical equity of Euronext	$2,259
Elimination of Euronext’s historical goodwill and intangibles	(1,066)
Fair value of identifiable intangible assets:
National securities exchange registrations	5,346
Customer relationships	801
Trade names and other intangibles	231
Fair value adjustment of property and equipment	108
Fair value adjustment of equity method investments and investment in affiliates	56
Deferred tax impact of purchase accounting adjustments	(1,987)
Minority interest	(134)
Goodwill	4,218

Total purchase price	$9,832

The allocation of the purchase price to Euronext assets and liabilities are only preliminary allocations based on estimates of fair values and will change when estimates are finalized. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Euronext does not expect any of the goodwill to be deductible for tax purposes.

NYSE Euronext entered into a €2.5 billion bridge facility to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 in connection with the exchange offer. The bridge facility was subsequently redeemed using proceeds from the $3.0 billion global commercial paper program launched by NYSE Euronext in April 2007. NYSE Euronext also entered into a $3.0 billion syndicated revolving facility primarily used as a backstop for the global commercial paper program. Both the global commercial paper program and the syndicated credit facility include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

Archipelago Holdings, Inc.

On March 7, 2006, Archipelago and the NYSE combined their businesses and became wholly owned subsidiaries of NYSE Group. Under the purchase method of accounting, the total merger consideration was $1,085 million. The results of operations of Archipelago have been included in the consolidated results of operations since March 8, 2006.

The following is a summary of the purchase price in the Archipelago merger (in millions):

Purchase price	$1,085
Acquisition costs	25

Total purchase price	$1,110

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Archipelago net assets as of the merger date as follows (in millions):

Historical cost of net assets acquired	$458
Elimination of Archipelago’s historical goodwill and intangibles	(240)
Fair value of identifiable intangible assets	585
Fair value adjustment of property and equipment	17
Other	(6)
Deferred tax impact of purchase accounting adjustments	(234)
Goodwill	530

Total purchase price	$1,110

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

Pro Forma Results

The following table provides pro forma results of operations as if (i) the March 3, 2006 disposition of Wave Securities by Archipelago, (ii) the merger between Archipelago and the NYSE, and (iii) the business combination transaction between NYSE Group and Euronext had been completed at the beginning of the earliest period presented (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Total revenues	$1,091	$1,017	$2,207	$1,961
Net income	$173	$144	$335	$282
Basic earnings per share	$0.65	$0.55	$1.26	$1.07
Diluted earnings per share	$0.65	$0.54	$1.26	$1.07

During 2005, NYSE Group adopted a plan to eliminate employee positions. The elimination of positions continued through 2006 and 2007. The following is a summary of the severance charges, utilization of the accrual through June 30, 2007 and the remaining accrual as of June 30, 2007 (in millions):

Balance as of December 31, 2006	$17
Employee severance and related benefits	2
Severance and benefit payments	(11)

Balance as of June 30, 2007	$8

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of income. Based on current severance dates and the accrued severance at June 30, 2007, NYSE Euronext expects to pay these amounts through December 31, 2007.

Other Transactions

TransactTools Inc.

On January 8, 2007, NYSE Group acquired TransactTools, Inc. (“TransactTools”), a company providing enterprise messaging solutions for the securities trading industry. Following this acquisition, Sector (a subsidiary of the Securities Industry Automation Corporation, or SIAC, which is wholly-owned by NYSE Group), was renamed and rebranded NYSE TransactTools to facilitate the integration of the technology products of TransactTools with SIAC’s Sector and SFTI businesses.

National Stock Exchange of India Limited

On April 4, 2007, NYSE Group acquired a 5% equity position in the Mumbai-based National Stock Exchange of India Limited, the maximum investment permitted by any single foreign investor in a stock exchange under the securities regulations of India. NYSE Group purchased the shares of NSE for $ 115.0 million in cash from a consortium of selling shareholders.

Note 3 – Segment reporting

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income.

The U.S. operations consist of (i) obtaining new listings and servicing existing listings, (ii) providing access to trade execution, (iii) distributing market information to data subscribers, (iv) issuing trading licenses, (v) providing data processing operations, and (vi) providing regulatory services in the U.S. markets.

European operations consist of (i) the management of trading in all cash products as well as a wide range of derivatives products and bonds and repos, (ii) listing of cash instruments, (iii) the sale of market data and related information, (iv) settlement of transactions and the safe-custody of physical securities in the European markets and (v) the providing of electronic trading solutions in Europe and Asia.

As NYSE Euronext progresses towards the integration of its NYSE Group and Euronext businesses, management will continue to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones.

Summarized financial data concerning reportable segments is as follows (in millions):

Three months ended June 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2007
Revenues	$655	$423	$—	$1,078
Operating income (loss)	99	164	(8)	255
2006
Revenues	$660	—	$—	$660
Operating income (loss)	91	—	(7)	84

Six months ended June 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2007
Revenues	$1,358	$423	$—	$1,781
Operating income (loss)	205	164	(14)	355
2006
Revenues	$1,114	—	$—	$1,114
Operating income (loss)	107	—	(10)	97

Note 4 - Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill by reportable segments as of June 30, 2007 (in millions):

	U.S. Operations			European Operations
	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
National securities exchange registrations	$511	$—	Indefinite	$5,409	$—	Indefinite
Customer relationships	37	2	10 to 20	811	10	10 to 20
Trade names and other	43	3	20	234	13	2 to 20

Total intangibles	$591	$5		$6,454	$23

Goodwill	$556			$4,268

For the three and six months ended June 30, 2007, amortization expense for the intangible assets was approximately $24 million and $25 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of June 30, 2007 was as follows (in millions):

Year ending December 31,
2007 (period from July 1 to December 31, 2007)	$49
2008	96
2009	52
2010	52
2011	52
Thereafter	794

Total	$1,095

Note 5 - Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation (in millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income for basic and diluted earnings per share	$161	$61	$229	$92

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	259	156	208	142
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	1

Weighted average shares used in diluted computation	260	157	209	143

Basic earnings per share	$0.62	$0.39	$1.10	$0.65

Diluted earnings per share	$0.62	$0.39	$1.09	$0.64

As of June 30, 2007 and 2006, 2.4 million and 1.4 million restricted stock units, respectively, and options to purchase 1.6 million and 1.8 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2007, 0.3 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. There were no securities excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2006 because all outstanding securities were considered dilutive.

Note 6 - Retirement Benefits

Defined Benefit Pension Plans

NYSE Euronext maintains pension plans covering its U.S. and European operations. Effective March 31, 2006, the future benefit accrual of all active participants in the U.S. operations pension plans were frozen.

Currently, NYSE Euronext anticipates additional funding of $6.0 million to the European operations pension plans and no additional funding to the U.S. operations for 2007.

The components of pension (benefit) expense are set forth below (in millions):

	Three months ended June 30,				Six months ended June 30,
	2007		2006		2007		2006
	U.S. Operations	European Operations	U.S. Operations	European Operations	U.S. Operations	European Operations	U.S. Operations	European Operations
Costs of benefits earned	$—	$2	$—	$—	$—	$2	$5	$—
Interest on benefits earned	9	3	8	—	18	3	17	—
Estimated return on plan assets	(13)	(3)	(12)	—	(26)	(3)	(24)	—
Curtailment charge	—	—	—	—	—	—	1	—

Aggregate pension (benefit) expense	$(4)	$2	$(4)	$—	$(8)	$2	$(1)	$—

Supplemental Executive Retirement Plans

NYSE Euronext also maintains a nonqualified supplemental executive retirement plan (SERP), which provided supplemental retirement benefits for certain U.S. operations employees. Effective March 31, 2006, the future benefit accrual of all active participants in the SERP plans were frozen.

The components of SERP expense for the U.S. Operations are set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Costs of benefits earned	$—	$—	$—	$1
Interest on benefits earned	1	1	3	2

Aggregate SERP expense	$1	$1	$3	$3

Postretirement Benefit Plans

In addition, NYSE Euronext maintains plans to provide certain health care and life insurance benefits for eligible U.S. and European operations retired employees. Effective March 31, 2006, U.S. operations plans were frozen for most participants.

The components of postretirement plan’s (benefit) expense for the U.S. Operations are set forth below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Costs of benefits earned	$1	$2	$2	$3
Interest on benefits earned	3	3	6	6
Net amortizations	1	—	1	1
Curtailment gain	—	—	(13)	—

Aggregate SERP expense (benefit)	$5	$5	$(4)	$10

During the first quarter of 2007, NYSE Euronext eliminated certain components of its U.S. operations postretirement plans. As a result of this amendment, NYSE Euronext recorded a $13 million curtailment gain for the recognition of unrecognized prior service costs.

Note 7 - Stock Based Compensation

In connection with the business combination transaction between NYSE Group and Euronext, which was completed on April 4, 2007, generally each restricted stock unit, deferred stock unit, stock option and other right based on shares of common stock of NYSE Group or shares of Euronext outstanding immediately prior to the merger, was converted into an adjusted number of restricted stock units, deferred stock units options and rights with respect to NYSE Euronext common stock, on the same terms and conditions as were applicable before the business combination transaction. However, for tax purposes, in the case of French holders of Euronext awards, Euronext awards remained measured in shares of Euronext. NYSE Euronext intends to offer those holders the right to exchange any Euronext shares that they receive pursuant to their Euronext awards for shares of NYSE Euronext common stock at the exchange ratio set forth in the combination agreement at such time that certain adverse tax consequences no longer apply.

The restricted stock units and deferred stock units measured in shares of NYSE Euronext and the options to purchase shares of NYSE Euronext common stock issued by NYSE Euronext in exchange for the restricted stock units and deferred stock units measured in shares of Euronext and options to purchase shares of Euronext in the combination were included in the purchase price of Euronext and recorded at their fair value on the measurement date. Because continued service is required after the date of consummation in order to vest in any unvested awards, a portion of the value of those unvested awards is recognized over the remaining vesting period.

In March 2006, NYSE Group converted three Archipelago long-term incentive plans. As part of the merger with Archipelago, 0.2 million shares underlying restricted stock units granted to former Archipelago directors, officers and employees and 2.6 million shares underlying stock options granted to former Archipelago directors, officers and employees were converted to restricted stock and stock options, respectively, of NYSE Group.

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. Compensation expense is based on the market price of the shares underlying the awards on the grant date and recognized ratably over the vesting period. NYSE Euronext estimates an expected forfeiture rate while recognizing the expense associated with these awards.

As of June 30, 2007, the employees of NYSE Euronext held approximately 1.6 million stock options with a weighted average exercise price of $19.96 (1.3 million of which were exercisable at a weighted average exercise price of $16.84) and 2.4 million restricted stock units. As of June 30, 2007, the total aggregate intrinsic value of stock options outstanding and exercisable was $84 million and $75 million, respectively.

For the three and six months ended June 30, 2007, NYSE Euronext recorded $9 million and $15 million, respectively, of stock based compensation included in compensation in the condensed consolidated statements of income. As of June 30, 2007, there was approximately $44 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

Note 8 - Commitments and contingencies

Legal matters

Grasso Litigation

The New York Attorney General filed a motion in the Appellate Division of the New York Supreme Court for permission to appeal to the New York Court of Appeals from the Appellate Division’s May 2007 order reversing the trial court’s denial of Mr. Grasso’s motion to dismiss four of the six claims; Mr. Grasso opposed the motion, which, along with various appeals in the matter, remains pending with the Appellate Division.

NYSE/Archipelago Merger-Related Litigation

In the Wey matter, John A. Thain and the NYSE filed an appeal of that portion of the trial court’s April 2007 order which denied in part defendants’ motion for summary judgment. The plaintiff filed a cross-appeal of those portions of the same order which granted in part defendants’ motion for summary judgment and which granted defendants’ motion to limit evidence in support of plaintiff’s damages theory. On July 13, 2007, defendants filed a motion in the Appellate Division for a stay of trial; prior to the Appellate Division’s consideration of that motion, the trial court adjourned the trial (which had been scheduled for September 2007) in light of, among other factors, the pending appeals. With respect to the complaints filed by Janet Hyman, Sylvia Lief and D. Paul Rittmaster, the Appellate Division heard oral argument on May 23, 2007 of defendants’ appeal of that portion of the trial court’s January 2007 order that declined to dismiss one of plaintiffs’ claims for breach of fiduciary duty; no decision on that appeal has been rendered.

In addition to the matters described above and in the prior discussions incorporated by reference herein, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Note 9 - Related party transactions

NYSE Euronext outsources the information technology requirements of its European Operations such as development, maintenance of information technology applications, and use of resources and software to Atos Euronext Market Solutions S.A.S. (“AEMS”), an entity 50% owned by NYSE Euronext and 50% by Atos Origin, while under control of Atos Origin.

AEMS provides information technology services to NYSE Euronext pursuant to a services agreement, dated July 2005, between it, Euronext and Atos Origin, which was entered into at the time of the formation of AEMS. Under separate service level agreements, NYSE Euronext invoices AEMS for the use of resources of NYSE Euronext.

The Depository Trust Company (“DTC”) and the National Securities Clearing Corporation (“NSCC”) are wholly-owned subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”). DTCC is a holding company that supports DTC, which provides settlement and custody services to banks and broker-dealers, and NSCC, which provides trade clearance, netting and settlement services to banks, broker-dealers, mutual funds, insurance companies and other financial institutions in the United States.

On March 28, 2006, NYSE Group sold substantially all of its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23 million cash payment and realized a $21 million gain. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of June 30, 2007, NYSE Euronext owns 50% of the outstanding preferred stock of DTCC.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by AMEX for approximately $40 million, as a result of which, NYSE Group now fully owns SIAC. In connection with the purchase, the SIAC shareholders’ agreement and AMEX’s participation in the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and AMEX) were terminated and SIAC agreed to provide substantially reduced services to AMEX, as a customer, under a new services agreement.

The following table presents revenues and expenses derived or incurred from these transactions (in millions):

Revenues (expenses)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
AEMS	$(50)	$—	$(50)	$—
LCH Clearnet(1)	20	—	20	—
DTCC	—	5	—	10
AMEX	—	14	—	31

(1)	See Note 12, Subsequent Events.

Note 10 - Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$161	$61	$229	$92
Unrealized gains (losses) on available-for-sale securities	—	(2)	—	—
Benefit plans – net amortizations of prior service cost, transition obligations and actuarial losses	—	—	1	—
Currency translation adjustment	100	—	100	—

Total comprehensive income	$261	$59	$330	$92

Note 11 – Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”).

On January 1, 2007, NYSE Euronext adopted the provisions of FIN 48 and recognized a $10 million increase to retained earnings as of January 1, 2007 primarily in relation to unclaimed U.S. research and experimentation tax credits for the period from 2001 to 2005. As of the date of adoption, NYSE Euronext had gross unrecognized tax benefits of $12 million. In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, the gross unrecognized tax benefits as of June 30, 2007 increased to $53 million of which $13 million, if recognized, would affect the effective tax rate.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the condensed consolidated statements of income. As of June 30, 2007, the accrued net interest receivable related to the above net tax benefit was $1 million.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Examination in progress	Open tax years

U.S.	2000 -2003	2004 -2006

Netherlands	2001	2002 -2006

France	None	2005 -2006

United Kingdom	None	2005 -2006

Belgium	None	2006

Portugal	None	2003 -2006

NYSE Euronext does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Note 12 – Subsequent Events

Financial Industry Regulatory Authority - On July 30, 2007, NYSE Group and NYSE Regulation, Inc. (“NYSE Regulation”), each wholly owned subsidiaries of NYSE Euronext, entered into and completed an asset purchase agreement with National Association of Securities Dealers, Inc. (“NASD”) pursuant to which the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service (collectively, the “Transferred Operations”), were consolidated with those of the NASD. The consolidated organization is known as Financial Industry Regulatory Authority, Inc. (“FINRA”).

Following the transaction, NYSE Regulation will continue to perform market surveillance and related enforcement activities and listed company compliance for New York Stock Exchange LLC and NYSE Arca, Inc.

The transaction involved the transfer to FINRA of the assets and liabilities associated with the Transferred Operations (including related expenses and revenues and approximately 427 employees), the sublease to FINRA of office space at 20 Broad Street and 14 Wall Street in New York City, and the provision by NYSE Group of certain security and facilities services to the FINRA locations at 20 Broad Street and 14 Wall Street for a five-year period. In consideration of the transfer of the Transferred Operations and the provision of certain security and facilities services to FINRA, NYSE Group will receive cash consideration with a net present value of $103 million (consisting of $35 million paid at closing with respect to assets and liabilities associated with the Transferred Operations, and cash payable over a five-year period for certain security and facilities services with a net present value equal to $68 million). In addition, NYSE Group received a payment at closing of approximately $6 million (equal to the net book value of the transferred assets at closing) and will receive additional payments totaling approximately $52 million over a five-year period in consideration of the sublease of office space and certain other services.

In connection with the transaction, FINRA and NYSE Group have also entered into agreements under which NYSE Group will provide certain transition services to FINRA and its affiliates and FINRA will provide certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet - On July 27, 2007, LCH.Clearnet Group Limited (LCH.Clearnet) redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares (RCPSs) (initially redeemable in December 2008) held by NYSE Euronext at an aggregate redemption value of €199 million, and repurchased 20 million LCH.Clearnet ordinary shares held by NYSE Euronext at a cost of €10 per share, the market value of the shares when issued in December 2003 in connection with the creation of LCH.Clearnet. Total proceeds to NYSE Euronext from the sale were €399 million, or $548 million.

According to the agreement between the parties, LCH.Clearnet is expected to repurchase an additional 6 million ordinary shares from NYSE Euronext at a cost of €10 per share for an aggregate price of €62 million by April 2008, subject to certain conditions. Following the second repurchase, NYSE Euronext will retain a 5% stake in LCH.Clearnet’s outstanding share capital and will retain the right to appoint one director to LCH.Clearnet’s Board of Directors.

MBE Holdings - On June 20, 2007, Borsa Italiana exercised its call option right to purchase all the shares held by Euronext in MBE Holding. MBE Holding is a joint venture entity formed between Euronext (51%) and Borsa Italiana (49%) that owns 60.37% of Società par il Mercato dei Titoli di Stato, or MTS. MTS is a regulated European electronic exchange for government bonds and other types of fixed income securities. The shareholder agreement between Euronext and Borsa Italiana provides that, in the event of a change of control with respect to one party, the other party has the right to purchase all of the affected party’s shares in MBE Holding at fair market value within 90 days of the change of control. On August 2, 2007, NYSE Euronext and Borsa Italiana signed an agreement under which NYSE Euronext’s 51% stake in MBE Holding and 33% stake in MTSNext was valued at €100 million, or $137 million (dividend attached). The closing of the transaction is expected by mid-September 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes, as well as the forward looking statements described under “Forward Looking Statements.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incident to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination with Euronext.

Combination with Euronext N.V.

On April 4, 2007, NYSE Group and Euronext combined their businesses under NYSE Euronext, a holding company formed for that purpose. On that date, NYSE Group became a wholly-owned subsidiary of NYSE Euronext.

Also on April 4, 2007, NYSE Euronext acquired 91.4% of the share capital and 92.2% of the voting rights of Euronext through an exchange offer in which NYSE Euronext, through its indirect wholly owned subsidiary, NYSE Euronext (Holding) N.V. (“NYSE Euronext (Holding)”), offered to acquire all of the outstanding shares of Euronext for €21.32 in cash and 0.98 of a share of NYSE Euronext common stock.

On April 2, 2007, NYSE Euronext commenced a second offer period to acquire Euronext shares that were not tendered during the initial exchange offer period. On April 27, 2007, the second offer period closed, resulting in NYSE Euronext’s holding, through NYSE Euronext (Holding), 96.97% of the share capital and 97.68% of the voting rights of Euronext.

On June 6, 2007, NYSE Euronext, NYSE Euronext (Holding), Euronext N.V. and Euronext Paris S.A. , as plaintiffs, filed a writ of summons with the Amsterdam Court of Appeals in the Netherlands initiating a compulsory acquisition procedure (uitkoopregeling) in accordance with Section 2:92a of the Dutch Civil Code. Shares of Euronext acquired in this procedure will be acquired only for cash and in an amount determined by the Enterprise Chamber of the Amsterdam Court of Appeals.

The price proposed in the writ of summons, is €94.05 per share. This amount is equal to the cash equivalent of the standard offer consideration on April 4, 2007, the date on which the settlement and delivery of the Euronext shares tendered in the initial exchange offer period occurred and NYSE Euronext common stock began trading (with a closing price on that day of €74.21 on Euronext Paris (0.98 x €74.21 + €21.32 = €94.05)). The defendants listed in the writ of summons are all the remaining shareholders of Euronext other than the plaintiffs. On July 5, 2007, Stichting Option Plan SBF, Wijs & Van Oostveen B.V., the Trafalgar Catalyst Fund and the Trafalgar Volatility Fund appeared in the Enterprise Chamber of the Amsterdam Court of Appeals in the Netherlands. Stichting Option Plan SBF has stated that it will not file any objection to or defense against the procedure. It is currently unknown what, if any, formal objection to or defense against the procedure will be raised by Wijs & Van Oostveen B.V. and Trafalgar.

Through the compulsory acquisition procedure NYSE Euronext intends, through NYSE Euronext (Holding), to acquire 100% of the Euronext shares outstanding and not held by Euronext or its subsidiaries at the time of the final judgment of the Enterprise Chamber of the Amsterdam Court of Appeals. It is currently not known if or when the Enterprise Chamber of the Amsterdam Court of Appeals will issue its final judgment and consequently it is not known if or when NYSE Euronext, through NYSE Euronext (Holding), will be able to acquire the Euronext shares that are the subject of the proceeding.

Recent Developments

Financial Industry Regulatory Authority. On July 30, 2007, NYSE Group and NYSE Regulation, Inc. (“NYSE Regulation”), each wholly owned subsidiaries of NYSE Euronext, entered into and completed an asset purchase agreement with National Association of Securities Dealers, Inc. (“NASD”) pursuant to which the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service (collectively, the “Transferred Operations”), were consolidated with those of the NASD. The consolidated organization is known as Financial Industry Regulatory Authority, Inc. (“FINRA”).

Following the transaction, NYSE Regulation will continue to perform market surveillance and related enforcement activities and listed company compliance for New York Stock Exchange LLC and NYSE Arca, Inc.

The transaction involved the transfer to FINRA of the assets and liabilities associated with the Transferred Operations (including related expenses and revenues and approximately 427 employees), the sublease to FINRA of office space at 20 Broad Street and 14 Wall Street in New York City, and the provision by NYSE Group of certain security and facilities services to the FINRA locations at 20 Broad Street and 14 Wall Street for a five-year period. In consideration of the transfer of the Transferred Operations and the provision of certain security and facilities services to FINRA, NYSE Group will receive cash consideration with a net present value of $103 million (consisting of $35 million paid at closing with respect to assets and liabilities associated with the Transferred Operations, and cash payable over a five-year period for certain security and facilities services with a net present value equal to $68 million). In addition, NYSE Group received a payment at closing of approximately $6 million (equal to the net book value of the transferred assets at closing) and will receive additional payments totaling approximately $52 million over a five-year period in consideration of the sublease of office space and certain other services.

In connection with the transaction, FINRA and NYSE Group have also entered into agreements under which NYSE Group will provide certain transition services to FINRA and its affiliates and FINRA will provide certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet On July 27, 2007, LCH.Clearnet Group Limited (LCH.Clearnet) redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares (RCPSs) (initially redeemable in December 2008) held by NYSE Euronext at an aggregate redemption value of €199 million, and repurchased 20 million LCH.Clearnet ordinary shares held by NYSE Euronext at a cost of €10 per share, the market value of the shares when issued in December 2003 in connection with the creation of LCH.Clearnet. Total proceeds to NYSE Euronext from the sale were €399 million, or $548 million.

According to the agreement between the parties, LCH.Clearnet is expected to repurchase an additional 6 million ordinary shares from NYSE Euronext at a cost of €10 per share for an aggregate price of €62 million by April 2008, subject to certain conditions. Following the second repurchase, NYSE Euronext will retain a 5% stake in LCH.Clearnet’s outstanding share capital and has the right to appoint one director to LCH.Clearnet’s Board of Directors.

MBE Holdings On June 20, 2007, Borsa Italiana exercised its call option right to purchase all the shares held by Euronext in MBE Holding. MBE Holding is a joint venture entity formed between Euronext (51%) and Borsa Italiana (49%) that owns 60.37% of Società par il Mercato dei Titoli di Stato, or MTS. MTS is a regulated European electronic exchange for government bonds and other types of fixed income securities. The shareholder agreement between Euronext and Borsa Italiana provides that, in the event of a change of control with respect to one party, the other party has the right to purchase all of the affected party’s shares in MBE Holding at fair market value within 90 days of the change of control. On August 2, 2007, NYSE Euronext and Borsa Italiana signed an agreement under which NYSE Euronext’s 51% stake in MBE Holding and 33% stake in MTSNext was valued at €100 million, or $137 million (dividend attached). The closing of the transaction is expected by mid-September 2007.

Operating Data

NYSE Euronext’s revenues are affected by many factors, including the number of companies (both new and continuing) listed on NYSE Euronext’s six cash equities markets, corporate actions by these companies (such as stock splits and mergers), the number of securities traded on NYSE Euronext’s six derivatives markets, trading activity, demand for data processing, and demand for market information. The following tables present selected operating data for the periods presented.

NYSE Euronext

Selected Statistical Data:

Volume Summary - Cash Products

	Average Daily Volume			Total Volume			Total Volume
(Unaudited)	Q2 ’07	Q2 ’06	% Chg	Q2 ’07	Q2 ’06	% Chg	YTD 2007	% Chg vs. YTD 2006
Number of Trading Days - European Markets	62	62	—	62	62	—	126	—
Number of Trading Days - U.S. Markets	63	63	—	63	63	—	124	—
European Cash Products (trades in thousands)	1,206	945	27.7%	74,798	58,584	27.7%	148,714	27.9%
Equities	1,156	901	28.3%	71,689	55,857	28.3%	142,280	28.2%
Exchange-Traded Funds	5	3	76.8%	320	181	76.8%	658	79.3%
Structured Products	38	34	10.8%	2,356	2,126	10.8%	4,898	20.1%
Bonds	7	7	2.9%	432	420	2.9%	877	-1.2%
U.S. Cash Products (shares in millions)
NYSE Listed Issues [1]
NYSE Group Handled Volume [2]	2,159	1,969	9.7%	136,002	124,024	9.7%	266,765	11.3%
NYSE Group Matched Volume [3]	2,011	1,930	4.2%	126,695	121,582	4.2%	250,460	6.5%
NYSE Group TRF Volume [4]	17			1,060	—		1,060
Total NYSE Listed Consolidated Volume	3,155	2,579	22.3%	198,744	162,452	22.3%	386,579	23.4%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	68.4%	76.3%	-7.9%	68.4%	76.3%	-7.9%	69.0%	-7.5%
Matched Volume [3]	63.7%	74.8%	-11.1%	63.7%	74.8%	-11.1%	64.8%	-10.3%
TRF Volume [4]	0.5%			0.5%
NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume [2]	174	144	20.8%	10,955	9,069	20.8%	21,196	32.6%
NYSE Group Matched Volume [3]	149	124	19.6%	9,382	7,843	19.6%	18,279	31.9%
NYSE Group TRF Volume [4]	10			638	—		638
Total NYSE Arca & Amex Listed Consolidated Volume	475	419	13.4%	29,902	26,366	13.4%	55,772	18.1%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	36.6%	34.4%	2.2%	36.6%	34.4%	2.2%	38.0%	4.1%
Matched Volume [3]	31.4%	29.7%	1.7%	31.4%	29.7%	1.7%	32.8%	3.4%
TRF Volume [4]	2.1%			2.1%
Nasdaq Listed Issues
NYSE Group Handled Volume [2]	439	539	-18.7%	27,628	33,974	-18.7%	57,484	-10.2%
NYSE Group Matched Volume [3]	356	442	-19.4%	22,430	27,844	-19.4%	46,989	-9.8%
NYSE Group TRF Volume [4]	96			6,078			6,078
Total Nasdaq Listed Consolidated Volume	2,141	2,142	-0.1%	134,889	134,959	-0.1%	268,661	1.1%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	20.5%	25.2%	-4.7%	20.5%	25.2%	-4.7%	21.4%	-2.7%
Matched Volume [3]	16.6%	20.6%	-4.0%	16.6%	20.6%	-4.0%	17.5%	-2.1%
TRF Volume [4]	4.5%			4.5%
Exchange-Traded Funds [1,5]
NYSE Group Handled Volume [2]	233	194	19.8%	14,682	12,253	19.8%	28,763	31.8%
NYSE Group Matched Volume [3]	207	176	17.9%	13,057	11,078	17.9%	25,716	31.0%
NYSE Group TRF Volume [4]	16			1,020			1,020
Total ETF Consolidated Volume	551	454	21.5%	34,736	28,590	21.5%	66,208	29.9%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	42.3%	42.9%	-0.6%	42.3%	42.9%	-0.6%	43.4%	0.6%
Matched Volume [3]	37.6%	38.7%	-1.1%	37.6%	38.7%	-1.1%	38.8%	0.3%
TRF Volume [4]	2.9%			2.9%

Please refer to footnotes on the following page.

NYSE Euronext

Selected Statistical Data:

Volume Summary - Derivatives Products

	Average Daily Volume			Total Volume			Total Volume
(Unaudited; contracts in thousands)	Q2 ’07	Q2 ’06	% Chg	Q2 ’07	Q2 ’06	% Chg	YTD 2007	% Chg vs. YTD 2006
Number of Trading Days - European Markets	62	62	—	62	62	—	126	—
Number of Trading Days - U.S. Markets	63	63	—	63	63	—	124	—
European Derivatives Products	3,752	3,300	13.7%	232,641	204,611	13.7%	452,243	16.9%
Total Interest Rate Products	1,878	1,781	5.4%	116,439	110,437	5.4%	238,166	13.5%
Short Term Interest Rate Products	1,759	1,687	4.3%	109,065	104,585	4.3%	223,580	12.8%
Medium and Long Term Interest Rate Products	119	94	26.0%	7,374	5,852	26.0%	14,586	25.3%
Total Equity Products [6]	1,820	1,480	23.0%	112,820	91,732	23.0%	207,895	20.7%
Total Individual Equity Products	1,244	929	33.9%	77,154	57,607	33.9%	133,944	22.9%
Total Equity Index Products	575	550	4.5%	35,666	34,125	4.5%	73,951	16.9%
of which Bclear	707	412	71.4%	43,804	25,553	71.4%	65,450	95.6%
Individual Equity Products	629	348	81.0%	39,020	21,553	81.0%	56,009	116.1%
Equity Index Products	77	65	19.6%	4,785	4,000	19.6%	9,441	25.1%
Commodity Products	53	38	39.5%	3,269	2,344	39.5%	5,940	28.6%
Currency Products	2	2	13.8%	112	98	13.8%	241	34.9%
U.S. Derivatives Products - Equity Options [7]
NYSE Arca Options Contracts	1,115	702	58.9%	70,227	44,205	58.9%	139,725	50.8%
Total Consolidated Options Contracts	9,309	7,460	24.8%	586,471	469,983	24.8%	1,137,469	24.1%
NYSE Group Share of Total	12.0%	9.4%	2.6%	12.0%	9.4%	2.6%	12.3%	2.2%

[1]	Includes all volume executed in NYSE Group crossing sessions.

[2]

Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

[3]	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.

[4]	Represents NYSE’s volume in FINRA/NYSE Trade Reporting Facility (TRF).

[5]	Data included in previously identified categories.

[6]	Includes Bclear trading Includes all trading activities for Bclear, Liffe’s clearing service for wholesale equity derivatives.

[7]	Includes trading in U.S. equity options contracts, not equity-index options.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

All trading activity is single-counted, except European cash trading which is double counted to include both buys and sells.

NYSE Euronext

Selected Statistical Data:

Other Operating Statistics

	Three Months Ended
(Unaudited)	June 30, 2007	March 31, 2007	June 30, 2006
NYSE Euronext Listed Issuers
NYSE Listed Issuers
NYSE listed issuers[1]	2,735	2,741	2,697
Number of new issuer listings[1]	70	72	60
Capital raised in connection with new listings ($mm)[2]	$12,835	$3,188	$7,244
Euronext Listed Issuers
Euronext listed issuers[1]	1,197	1,199	1,224
Number of new issuer listings[3]	45	25	41
Capital raised in connection with new listings ($mm)[2]	$3,325	$575	$8,160
NYSE Euronext Market Data[4]
NYSE Market Data
Share of Tape A revenues (%)	69.5%	77.2%	86.1%
Share of Tape B revenues (%)	32.2%	38.7%	33.7%
Share of Tape C revenues (%)	23.7%	22.0%	24.2%
Professional subscribers (Tape A)	434,100	430,136	417,329
Euronext Market Data
Number of terminals	211,573	208,166	202,074
NYSE Euronext Operating Expenses
NYSE Euronext employee headcount[5]
NYSE Euronext headcount excluding GL Trade	3,643	3,710	4,082
GL Trade headcount	1,323	1,297	1,081
NYSE Euronext Financial Statistics
NYSE Euronext foreign exchange rate (€/US$)
Average €/US$ exchange rate for the period	$1.348	$1.310	$1.256

[1]

Figures for NYSE listed issuers include listed operating companies, closed-end funds, and ETFs, and do not include NYSE Arca, Inc. or structured products listed on the NYSE. There were 33 ETFs and 12 operating companies exclusively listed on NYSE Arca, Inc. as of June 30, 2007. There were 512 structured products listed on the NYSE as of June 30, 2007. Figures for Euronext present the operating companies listed on Eurolist, Alternext, and Free Market, and do not include closed-end funds, ETFs and structured product (warrants and certificates). At the end of June 2007, 100 companies were listed on Alternext and 203 ETFs were listed on NextTrack.

[2]

Euronext figures show capital raised in millions of euros by operating companies listed on Eurolist, Alternext and Free Market and do not include close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of USD by operating companies listed on NYSE and Arca exchanges and do not include closed-end funds, ETFs and structured products.

[3]	Euronext figures include operating companies listed on Eurolist, Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).

[4]

“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per the SEC’s Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on share of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.

[5]

NYSE Euronext owns approximately 40% of the common equity of GL Trade, which is listed separately on Eurolist by Euronext in Paris. NYSE Euronext consolidates the results of GL Trade. NYSE Euronext headcount includes approximately 427 employees that, effective July 30, 2007, were transferred to Financial Industry Regulatory Authority (FINRA) and are no longer employees of NYSE Euronext. NYSE Euronext headcount excludes employees of MTS.

Source: NYSE Euronext

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

Cash Trading

The NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE as well as on orders that are routed to other market centers and executed there. Changes to the pricing structure throughout 2006 allowed further alignment of transaction revenue with executed volume.

On NYSE Arca, transaction fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Lisbon and Paris. For historical reasons relating to Euronext’s prior ownership of Clearnet, part of the trading fee consists of a commission paid by LCH.Clearnet to Euronext as a retrocession.

The retrocession for cash trading activity from LCH.Clearnet is based, in the case of trades executed on Euronext Paris and Brussels, on a flat fee per trade, which increases incrementally as the size of the trade increases although (the fees applied to trades on Brussels and Amsterdam differ). The retrocession for trades executed on Euronext Amsterdam and Lisbon is also based on a flat fee per trade, although it remains fixed despite the size of the trade. Beginning in January 2008, this retrocession will no longer be invoiced by LCH.Clearnet and retroceded to Euronext, but will be invoiced directly by Euronext.

Revenue from cash trading in any given period depends primarily on the number of trades executed on Euronext, the number of shares traded on NYSE and NYSE Arca, Inc.

and the average price per trade charged for execution. The level of trading activity is heavily influenced by general market conditions. Other factors that may impact the level of trading activity include the number and financial health of companies listed on NYSE Euronext’s cash markets and general competitive conditions.

NYSE Euronext’s cash trading pricing structures continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Euronext’s opportunities for revenue growth and efficiency improvement and to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Euronext earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS and European Commission’s Market in Financial Instruments Directive (or “MiFID”), which have the potential to impact our competitive environment.

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for the (i) execution of trades of derivatives contracts on Euronext’s derivatives markets in Paris, London, Amsterdam, Brussels and Lisbon, and (ii) options traded on NYSE Arca.

Revenues for fixed per-contract fees are driven by the number of trades executed and fees charged per contract. The principal types of derivative contracts traded are equity and index products and short-term interest rate products. Trading in equity products is primarily driven by price volatility in equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading activity for all products is also influenced by market conditions and other factors, all of which are outside of Euronext’s control.

Liffe’s fee structure varies by type of contract and by type of member. With respect to the various contracts available through Liffe, fees are charged as follows:

•	Individual equity options: a flat fee per lot is charged in all Liffe business centers, except in Amsterdam (where the fees are capped per trade).

•	Individual equity futures: this type of contract is available in Lisbon and London, in respect of which a flat fee is charged per lot.

•	Index products: fees for these products are based on a flat fee per contract, and are capped in Amsterdam per trade above a certain level.

•

Bclear is one of three services for wholesale equity derivatives that Euronext launched in 2005. Nearly all equity derivative contracts listed in Liffe’s five centers and more than 300 underlyings listed in other non-Euronext markets are listed on Bclear. The Bclear fee structure is based on a per lot fee per side up to a fee cap per trade.

•	Interest rate products: a flat fee per lot is charged for these products, which are available in London.

•	Commodity products: a flat fee per lot is charged for these products, which are available in London and Paris.

Each Liffe center, except for Lisbon, provides preferred rates to market makers as follows:

•

In London, with respect to single equity options, market makers may be categorized as primary market makers (PMM) or primary liquidity providers (PLP), both of which receive fee discounts on business they transact in such market making capacity. The discounts are proportional to their quoting performance. For the FTSE 100 Index options contract (ESX), PMMs receive fee discounts that are proportionate to their quoting performances and designated market makers (DMM) receive fee discounts based on target volumes.

•

In Paris, with respect to single equity options, market makers may be categorized as primary market makers (PMM), primary liquidity providers (PLP) or responding market makers (RMM) that receive fee discounts on business they transact in their market making capacity. The discounts are proportional to their quoting performance. For the CAC40 options contract, primary market makers (PMM) and responding market makers (RMM) receive fee discounts that are proportional to their quoting performance. A specific regime governs FTSEurofirst futures designated market makers DMM.

•

In Amsterdam, on single equity options and on the AEX Index options, PMMs and competitive market makers (CMM) pay a liquidity provider fee (€0.07 per lot) on the category, or Euronext Class Combination (ECC), in which they make a market.

•

In Brussels, on single equity options and on the Bel20 Index options, PMMs and CMMs are eligible for a low fee proportional to the premium they are transacting. This fee applies to the category, or ECC, in which they make a market.

•

In Lisbon and London, single and universal stock futures market makers pay no trading fees and are entitled to benefit of a part of the revenues generated by the contract on which they are making a market.

Currently, pricing for NYSE Arca, Inc. traded options includes, but is not limited to, the following:

•	transaction fees for Market Makers are $0.16 per contract;

•	transaction fees for Lead Market Makers are $0.09 per contract; and

•	transaction fees for Electronic Broker Dealer transactions are $0.50 per contract.

In addition, the rate schedule for electronic executions in penny pilot issues credits trading participants for providing liquidity by providing resting orders/quotes and assess a per contract fee to trading participants that take liquidity. Credits may be as high as $0.30 per contract and fees may be as high as $0.50 per contract.

Listings

NYSE Euronext operates listing venues through NYSE Group and Euronext.

Companies pay listing fees when they initially list on the NYSE and NYSE Arca, and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee. Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro-rata basis over the calendar year. Original fees are recognized into income on a straight-line basis over estimated service periods of 10 years for the NYSE and the Euronext cash equities markets and 5 years for NYSE Arca, Inc. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

Listing fees for the Euronext subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in initial public offerings and tender offers. Revenues from listing fees primarily relate to shares outstanding.

Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees based on market capitalization to list their securities. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies are charged admission and annual fees on a similar basis but are subject to lower maximum admission fees and annual fees. Euronext Paris also charges centralization fees for collecting and allocating retail investor orders in initial public offerings and tender offers.

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

Market Data

NYSE Group collects market information fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities that are listed on NYSE Arca, AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers. In addition, NYSE Group receives fees for the display of data on television and for vendor access. NYSE Group proprietary products make available market data covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. NYSE Group proprietary data products also include the sale of historical price information and corporate action information.

Euronext charges a variety of users, primarily the end-users, for the use of Euronext’s real-time market data services. Euronext also collects annual license fees from vendors for the right to distribute Euronext data to third parties and a service fee from vendors for direct connection. A substantial majority of Euronext’s market data revenues is derived from monthly end-user fees. Euronext also derives revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.

Software and technology services

Revenue from sale of software primarily consists of (a) license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses, and (b) sales of software and technology by NYSE TransactTools.

Revenues from license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses are generated primarily by GL TRADE. GL TRADE, a subsidiary of Euronext, is a global provider of front to back-office solutions for international financial institutions on both the buy side and the sell side.

GL TRADE’s revenues are earned mainly from annual subscriptions to its software and technology offerings. Subscriptions generally have an initial term of two years, and are renewed annually absent notice of cancellation. Most subscription contracts are on a calendar year basis. Subscriptions are generally paid in advance. The group records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements, with the unrealized portions of invoiced subscription fees recorded as deferred revenues. Because of the annual nature of subscription agreements, changes in subscription revenues typically lag developments in the markets that GL TRADE serves. Subscription fees include basic service packages. Customers are invoiced separately for GL TRADE’s enhanced service packages. A portion of GL TRADE’s revenues, principally for its advanced order management offering, are derived from sales of five-year software licenses, which are generally accompanied by annual maintenance and service contracts. The bulk of GL TRADE’s revenues from these arrangements are recorded at the time of the license sale, while the maintenance contracts are typically renewed over time and thus generate recurrent revenues. As a result, a major license contract can have a significant impact on GL TRADE’s revenues for a given period, which will not necessarily carry forward to the same extent into future periods.

Regulatory

For the three and six months ended June 30, 2007, the principal regulatory fees charged to member organizations of NYSE and NYSE Arca, Inc. included a regulatory fee based on Gross Focus revenues charged to NYSE member organizations (specifically $0.42 per $1,000 of Gross Focus revenues generated by member broker-dealers and reported on a six-month lag basis), a fee based on number of registered representatives charged to NYSE Arca, Inc. member organizations, and various regulatory fees charged to specialists and floor brokers on NYSE, and to market makers, order routing firms and other broker-dealers on NYSE Arca, Inc.

On July 30, 2007, however, as described above in “—Recent Developments,” the member firm regulatory functions of NYSE Regulation were consolidated with the National Association of Securities Dealers, Inc. The consolidated organization is called the Financial Industry Regulatory Authority, or FINRA. As a result, effective July 30, 2007 and for the remainder of 2007, 75% of the NYSE fee based on Gross Focus revenues will be paid to FINRA. Effective as of January 1, 2008, the NYSE fee based on Gross Focus revenues will be reduced to 25% of its present level.

Licensing, facility and other

For fiscal 2007, NYSE Group sold 1,065 trading licenses at an annual price of $50,000 per license, which is payable in equal monthly increments over the course of the year. The NYSE has made available a maximum of 1,366 trading licenses. Holders of trading licenses have the right to cancel their trading license prior to the end of the year. As of June 30, 2007, there were 803 trading licenses outstanding.

Facility and other fees primarily comprise fees received for services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor. These services include booth and post space, communication, trading analysis and technology.

Licensing, facility and other fees also include fees derived from Euronext’s clearance and settlement activities.

Components of Expenses

Section 31 Fees

See “Sources of Revenue—Activity Assessment Fees” above.

Liquidity payments, routing and clearing

NYSE Group incurs routing charges when it does not have the best bid or offer in the market for a security that a customer is trying to buy or sell on the NYSE or NYSE Arca. In that case, NYSE Group routes the customer’s order to the external market center that displays the best bid or offer. The external market center charges NYSE Group a fee per share (denominated in tenths of a cent per share) for routing to its system. Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

To enhance the liquidity of its system, NYSE Arca pays a fee per share to participants, referred to as “liquidity providers,” that post buy orders and sell orders on NYSE Arca, when the quote is executed against by liquidity takers purchasing or selling securities internally on NYSE Arca, Inc.

The NYSE recently implemented a specialist rebate as part of its pricing structure. On December 1, 2006, the NYSE instituted a six-month revenue sharing program for specialist firms in connection with the adoption of an NYSE rule prohibiting specialists from charging commissions. Under the revenue sharing program, the NYSE distributes a fixed amount of money ($106 million on an annualized basis) among the specialist firms each month, based on the NYSE’s absolute market share in the trading of each specialist’s designated securities and a volume-weighted rebate for every share the specialist trades. The program was subsequently extended for an additional three-month period ending August 31, 2007. The NYSE expects to replace the revenue sharing program commencing September 1, 2007, by establishing a system to provide variable payments to specialist firms for liquidity provision.

Liffe operates a number of incentive schemes in two broad categories. The first category is incentive schemes whereby transaction fees are reduced or waived to incentivize members to trade, but where no obligation is placed on the member. These include liquidity provider incentive schemes, strategy rebates, block trades and other volume related discounts. Secondly, Liffe operates schemes whereby the member agrees to undertake market making activity – i.e., to enhance market liquidity by offering two way prices. The consideration for undertaking these obligations can be a combination of reductions to or waivers of transaction fees, a contribution to information technology and staff costs incurred in providing the services and /or a share of net transaction fees.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the combination transaction with Euronext.

Compensation

NYSE Euronext’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical and supplemental executive retirement plan (“SERP”) charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Systems and Communications

NYSE Euronext’s systems and communications expense includes (i) costs for development and maintenance of trading, regulatory and administrative systems, (ii) investments in system capacity, reliability and security, and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

Systems and communications expense also includes fees paid to third-party providers of networks and information technology resources, including fees for consulting, research and development services, software rental costs and licenses, hardware rental and related fees paid to third-party maintenance providers. For Euronext, such expenses consist primarily of fees charged by AEMS for information technology services relating to the operation and maintenance of Euronext’s cash and derivatives trading platforms, including license fees relating to NSC and LIFFE CONNECT ®.

Professional Services

NYSE Euronext’s professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees. NYSE Euronext’s historical spending related to professional services consists principally of legal and consulting expenses.

Depreciation and Amortization

This item includes costs from depreciating fixed assets (including computer hardware and capitalized software) and amortizing intangible assets over their estimated useful lives.

Occupancy

Occupancy includes costs related to NYSE Euronext’s leased premises, as well as real estate taxes and maintenance of owned premises.

Marketing and Other

Marketing and other expenses includes advertising, printing and promotion expenses, insurance premiums, travel and entertainment expenses as well as other administrative expenses.

Regulatory Fine Income

Regulatory fine income is generated from fines levied by NYSE Regulation, which regulates and monitors trading on the NYSE and NYSE Arca and enforces compliance by member organizations with applicable law and the rules of the exchanges. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on the NYSE and NYSE Arca. Regulatory fines are used for regulatory purposes.

Regulatory fine income will decrease in future periods as a result of the recent consolidation of certain NYSE Regulation functions with the NASD into FINRA.

NYSE Euronext Results of Operations

For the three months ended June 30, 2007, the results of operations of NYSE Euronext included the results of NYSE Group for the full quarter and the results of operations of Euronext since the April 4, 2007 combination of NYSE Group and Euronext. For the same period a year ago, the results of operations of NYSE Euronext only included the results of NYSE Group.

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

The following table sets forth NYSE Euronext’s consolidated statements of income for the three months ended June 30, 2007 and 2006, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended June 30, 2007, as compared to such item for the three months ended June 30, 2006.

(Dollars in Millions)	Three months ended June 30,		Percent Increase (Decrease)
	2007	2006
Revenues
Activity assessment	$115	$190	(39%)
Cash trading	387	187	107%
Derivatives trading	185	11	1,582%
Listing	99	89	11%
Market data	106	60	77%
Software and technology services	92	42	119%
Regulatory	57	45	27%
Licensing, facility and other	37	36	3%

Total revenues	1,078	660	63%
Section 31 fees	(115)	(190)	(39%)
Merger expenses and exit costs	(16)	(10)	60%
Compensation	(207)	(138)	50%
Liquidity payments, routing and clearing	(218)	(98)	122%
Systems and communications	(82)	(30)	173%
Professional services	(32)	(29)	10%
Depreciation and amortization	(71)	(36)	97%
Occupancy	(34)	(22)	55%
Marketing and other	(52)	(29)	79%
Regulatory fine income	4	6	(33%)

Operating income	255	84	204%
Interest expense	(44)	(1)	4,300%
Investment income	21	10	110%
Gain on sale of equity investment	2	—	100%
Income from associates	2	—	100%
Other income	9	8	13%

Income before income tax provision and minority interest	245	101	143%
Income tax provision	(78)	(39)	100%
Minority interest	(6)	(1)	500%

Net income	$161	$61	164%

Highlights

For the three months ended June 30, 2007, the results of operations of NYSE Euronext included the results of NYSE Group and the results of operations of Euronext following the April 4, 2007 combination. For the same period a year ago, the results of operations of NYSE Euronext only included the results of NYSE Group.

For the three months ended June 30, 2007, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $963 million, $255 million and $161 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $470 million, $84 million and $61 million, respectively, for the three months ended June 30, 2006.

The $493 million increase in revenues (excluding activity assessment fees), $171 million increase in operating income and $100 million increase in net income for the period reflect the following principal factors:

Increased revenues – Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $423 million for the three months ended June 30, 2007, which was the primary driver of the period-over-period increase.

Increased operating income - The period-over-period increase in operating income of $171 million was the result of Euronext’s contribution to operating income of $164 million, as well as other revenue growth and overall operating efficiencies as we continue to meet our integration goals.

Improved net income – Period-over- period, net income increased $100 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income.

U.S. Operations relate to (i) obtaining new listings and servicing existing listings, (ii) providing access to trade execution, (iii) distributing market information to data subscribers, (iv) issuing trading licenses, (v) providing data processing operations, and (vi) providing regulatory services to NYSE Euronext’s U.S. markets.

European Operations consist of (i) managing trading in all cash products, as well as a wide range of derivatives products and bonds and repos, (ii) listing cash instruments, (iii) sale of market data and related information, (iv) settlement of transactions and the safe-custody of physical securities in the European markets, and (v) providing electronic trading solutions in Europe and Asia.

Revenues

	Three months ended
	June 30, 2007			June 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$115	$—	$115	$190	—	$190
Cash trading	268	119	387	187	—	187
Derivatives trading	16	169	185	11	—	11
Listing	90	9	99	89	—	89
Market data	58	48	106	60	—	60
Other	108	78	186	123	—	123

Total revenues	$655	$423	$1,078	$660	—	$660

Cash trading. For the three months ended June 30, 2007, U.S. Operations contributed $268 million to NYSE Euronext’s cash trading revenues, an $81 million increase as compared to June 30, 2006. The primary drivers for this increase were pricing structure changes throughout 2006 on both the NYSE and NYSE Arca, Inc. and increased trading volume. European Operations contributed $119 million in revenues, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Derivatives trading. Derivatives trading revenues increased by $174 million to $185 million, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Listing. For the three months ended June 30, 2007, U.S. Operations listing fees was $90 million, an increase of $1 million from the comparable period a year ago. An increase in the aggregate number of shares listed from approximately from 408 billion to 414 billion and the resulting increase in annual fees billed at the beginning of the year contributed to the increase.

Market data. For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, market data revenue increased $46 million, or 77%, primarily reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Other. For the three months ended June 30, 2007, other revenues increased $63 million, or 51%, to $186 million. European Operations was the primary driver in this increase reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext. In addition, regulatory revenue increased $12 million primarily as a result of increased reported Gross FOCUS revenues of $94 billion compared to $66 billion in the prior period. Partially offsetting these increases, (i) U.S. Operations software and technology services revenue decreased $15 million primarily as a result of a reduction in the amount of services provided by SIAC to AMEX and DTCC, and (ii) U.S. Operations licensing and facility revenue decreased $12 million as a result of the discontinuation of the specialist trading privilege fee in December 2006 and the overall attrition in population on the NYSE’s trading floor.

Expenses

	Three months ended
	June 30, 2007				June 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Liquidity payments, routing and clearing	$(191)	$(27)	—	$(218)	$(98)	—	—	$(98)
Other operating expenses	(369)	(232)	(8)	(609)	(477)	—	(7)	(484)
Regulatory fine income	4	—	—	4	6	—	—	6

Liquidity Payments, Routing and Clearing

For the three months ended June 30, 2007, liquidity payments and routing and clearing expenses were $218 million, an increase of $120 million compared to the three months ended June 30, 2006. This increase reflects (i) changes in the NYSE’s pricing structure implemented during December 2006, including a fixed monthly specialist rebate, (ii) new and increased amount of routing costs incurred as a result of order flow being routed to other market centers, (iii) the implementation of the SEC’s option penny pilot program on NYSE Arca, and (iv) the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the three months ended June 30, 2007, NYSE Euronext incurred $16 million in merger expenses and exit costs consisting primarily of professional and other fees incurred in connection with both the acquisition of Archipelago Holdings on March 7, 2006 and the combination with Euronext on April 4, 2007.

Compensation. For the three months ended June 30, 2007 compared to the three months ended June 30, 2006, compensation increased $69 million, or 50%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination between the businesses of NYSE Group and Euronext, was the driver for the increase. Partially offsetting this increase was a decrease in U.S. Operations compensation related to (i) staff reductions, (ii) elimination of certain post retirement benefits during 2007, and (iii) consolidation of benefit plans.

Systems and communications. For the three months ended June 30, 2007, systems and communications expenses increased $52 million, or 173%, primarily due to the European Operations reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Professional Services. For the three months ended June 30, 2007 compared to the three months ended June 30, 2006, professional services expenses increased $3 million, or 10%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination between the businesses of NYSE Group and Euronext, contributed to this increase, partially offset by reduced legal fees and the achievement of certain integration synergies in the U.S.

Depreciation and amortization. For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, depreciation and amortization expense increased $35 million, or 97%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for the increase.

Occupancy. For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, occupancy increased $12 million, or 55%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for the increase.

Marketing and other. For the three months ended June 30, 2007 compared to the three months ended June 30, 2006, marketing and other expenses increased $23 million, or 79%, primarily as a result of the impact of European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext. Partially offsetting the inclusion of European Operations, marketing and other expenses incurred by U.S. Operations decreased reflecting cost containment initiatives.

Regulatory Fine Income

For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, regulatory fine income decreased $2 million to $4 million. Regulatory fines result from actions taken by NYSE Regulation, Inc. in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. Regulatory fine income will decrease in future periods as a result of the July 30, 2007 creation of FINRA.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Investment income

Consolidation of interest and investment income from Euronext and the favorable impact of rising interest rates on cash, cash equivalents and short term financial investments were the primary factors in the $11 million increase in investment income.

Gain on Sale of Equity Investment

For the three months ended June 30, 2007, gain on sale of equity investment was $2 million reflecting Euronext’s sale of its equity stake in NextInfo. NextInfo is a Brussels-based subsidiary of Fininfo, a company that provides financial information related services.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, including AEMS, MTS and Powernext.

Other Income

For the three months ended June 30, 2007, other income of $9 million primarily reflected the receipt of insurance reimbursements, which may vary period over period.

Income Taxes

For the three months ended June 30, 2007 and 2006, NYSE Euronext provided for income taxes at estimated effective tax rates of 33.8% and 38.1%, respectively.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

The following table sets forth NYSE Euronext’s consolidated statements of income for the six months ended June 30, 2007 and 2006, as well as the percentage increase or decrease for each consolidated statement of income item for the six months ended June 30, 2007, as compared to such item for the six months ended June 30, 2006:

	Six months ended June 30,		Percent Increase (Decrease)
(Dollars in Millions)	2007	2006
Revenues
Activity assessment	$301	$329	(9%)
Cash trading	637	261	144%
Derivatives trading	197	13	1,415%
Listing	189	177	7%
Market data	169	109	55%
Software and technology services	117	81	44%
Regulatory	107	85	26%
Licensing, facility and other	64	59	8%

Total revenues	1,781	1,114	60%
Section 31 fees	(301)	(329)	(9%)
Merger expenses and exit costs	(27)	(12)	125%
Compensation	(313)	(307)	2%
Liquidity payments, routing and clearing	(398)	(123)	224%
Systems and communications	(109)	(60)	82%
Professional services	(53)	(57)	(7%)
Depreciation and amortization	(106)	(64)	66%
Occupancy	(55)	(40)	38%
Marketing and other	(73)	(48)	52%
Regulatory fine income	9	23	(61%)

Operating income	355	97	266%
Interest expense	(45)	(1)	4,400%
Investment income	31	20	55%
Gain on sale of equity investment	2	21	(90%)
Income from associates	3	—	100%
Other income	13	15	(13%)

Income before income tax provision and minority interest	359	152	136%
Income tax provision	(124)	(58)	114%
Minority interest	(6)	(2)	200%

Net income	$229	$92	149%

Highlights

For the six months ended June 30, 2007, the results of operations of NYSE Euronext included the results of NYSE Group and the results of operations of Euronext following the April 4, 2007 combination of the businesses of NYSE Group and Euronext. For the same period a year ago, the results of operations of NYSE Euronext only included the results of NYSE, SIAC and the results of operations of NYSE Arca following the March 7, 2006 merger of NYSE Group and Archipelago.

For the six months ended June 30, 2007, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $1,480 million, $355 million and $229 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $785 million, $97 million and $92 million, respectively, for the six months ended June 30, 2006.

The $695 million increase in revenues (excluding activity assessment fees), $258 million increase in operating income and $137 million increase in net income for the period reflect the following principal factors:

Increased revenues – Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $423 million for the six months ended June 30, 2007, which was the primary driver of the period-over-period increase. Additionally, NYSE Arca’s results which were consolidated for the full six months ended June 30, 2007 contributed an additional $251 million in revenues (excluding activity assessment fees) as compared to the six months ended June 30, 2006 (which only included NYSE Arca’s results subsequent to the March 8, 2006 merger between NYSE Group and Archipelago).

Increased operating income - The period-over-period increase in operating income of $258 million was the result of Euronext’s contribution to operating income of $164 million, as well as the inclusion of NYSE Arca’s results for the full six months ended June 30, 2007, as well as overall operating efficiencies as we continue to meet our integration goals.

Improved net income - Period-over-period, net income increased $137 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

Consolidated and Segment Results

Revenues

	Six months ended
	June 30, 2007			June 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$301	$—	$301	$329	—	$329
Cash trading	518	119	637	261	—	261
Derivative trading	28	169	197	13	—	13
Listing	180	9	189	177	—	177
Market data	121	48	169	109	—	109
Other	210	78	288	225	—	225

Total revenues	$1,358	$423	$1,781	$1,114	—	$1,114

Cash trading. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, U.S. Operations cash trading revenues increased $257 million primarily as a result of the consolidation of NYSE Arca for the full six months ended June 30, 2007, pricing changes and increased volumes. European Operations contributed $119 million in cash trading revenues reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Derivatives trading. Derivatives trading revenue increased $184 million to $197 million, reflecting the impact of Euronext’s operations subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, and the consolidation of NYSE Arca for the full six months ended June 30, 2007.

Listing. For the six months ended June 30, 2007, U.S. Operations listing fees were $180 million, an increase of $3 million from the comparable period a year ago. An increase in the aggregate number of shares listed from approximately from 408 billion to 414 billion and the resulting increase in annual fees billed at the beginning of the year contributed to the increase. European Operations contributed $9 million to listing fees reflecting the impact of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext.

Market data. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, U.S. Operations market data revenue increased $12 million, or 11%, primarily as a result of the consolidation of NYSE Arca for the full six months ended June 30, 2007. European Operations contributed $48 million in revenues for the six months ended June 30, 2007, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Other. For the six months ended June 30, 2007, other revenues increased $63 million, or 28%, to $288 million. European Operations was the primary driver in this increase reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext. In addition, regulatory revenue increased $22 million primarily as a result of increased reported Gross FOCUS revenues of $176 billion compared to $127 billion in the prior period. Partially offsetting these increases, (i) U.S. Operations software and technology services revenue decreased $29 million primarily as a result of a reduction in the amount of services provided by SIAC to AMEX and DTCC, and (ii) U.S. Operations licensing and facility revenue decreased $8 million as a result of the discontinuation of the specialist trading privilege fee in December 2006 and the overall attrition in population on the NYSE’s trading floor.

Expenses

	Six months ended
	June 30, 2007				June 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Liquidity payments, routing and clearing	$(371)	$(27)	—	$(398)	$(123)	—	—	$(123)
Other operating expenses	(791)	(232)	(14)	(1,037)	(907)	—	(10)	(917)
Regulatory fine income	9	—	—	9	23	—	—	23

Liquidity Payments, Routing and Clearing

For the six months ended June 30, 2007, liquidity payments and routing and clearing expenses increased $275 million. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext, accounted for $27 million of liquidity payments, routing and clearing fees. The $248 million increase for U.S. Operations reflected (i) changes in the NYSE’s pricing structure implemented during December 2006, including a fixed monthly specialist rebate, (ii) new and increased amount of routing costs incurred from order flow being routed to other market centers, (iii) the implementation of the option penny pilot program, and (iv) the contribution of NYSE Arca for the full six months ended June 30, 2007.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the six months ended June 30, 2007, NYSE Euronext incurred $27 million in merger expenses and exit costs, consisting primarily of professional and other fees incurred in connection with both the merger between the NYSE and Archipelago Holdings on March 7, 2006 and the combination with Euronext on April 4, 2007.

Compensation. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, compensation expense increased $6 million, or 2%, despite the contribution from European Operations subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, for which there is no comparison for the same period a year ago. Partially offsetting this increase, U.S. Operations compensation decreased as a result of (i) staff reductions, (ii) a curtailment gain resulting from the elimination of certain post retirement benefits during the six months ended June 30, 2007, (iii) a charge recorded at the time of the March 2006 merger between NYSE and Archipelago following the immediate vesting of certain restricted stock units and deferred compensation granted to NYSE employees, and (iv) consolidation of benefit plans.

Systems and communications. For the six months ended June 30, 2007, systems and communications expense increased $49 million, or 82%, primarily reflecting the impact of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Professional services. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, professional services decreased $4 million, or 7%, despite the contribution of European Operations subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext for which there is no comparison for the same period a year ago. More than offsetting this increase, U.S. Operations professional services expense decreased due to reduced legal fees and the achievement of certain integration synergies.

Depreciation and amortization. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, depreciation and amortization increased $42 million, or 66%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for this increase with U.S. Operations adding to it due to the contribution of NYSE Arca for the full six months ended June 30, 2007.

Occupancy. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, occupancy expense increased $15 million, or 38%, primarily as a result of European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Marketing and other. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, marketing and other expense increased $25 million, or 52%, primarily from European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Regulatory Fine Income

For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, regulatory fine income decreased $14 million to $9 million. Regulatory fines result from actions taken by NYSE Regulation in its oversight of NYSE and NYSE Arca member organizations and accordingly may vary period over period. Regulatory fine income will decrease in future periods as a result of the July 30, 2007 creation of FINRA.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Investment income

Consolidation of interest and investment income from Euronext and the favorable impact of rising interest rates on cash, cash equivalents and short term financial investments were the primary factors in the $11 million increase in investment income.

Gain on Sale of Equity Investment

For the six months ended June 30, 2007, gain on sale of equity investment was $2 million reflecting Euronext’s sale of its equity stake in NextInfo.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, including AEMS, MTS and Powernext.

Other Income

For the six months ended June 30, 2007, other income of $13 million primarily reflected the receipt of insurance reimbursements, which amount may vary period-over-period.

Income Taxes

For the six months ended June 30, 2007 and 2006, NYSE Euronext provided for income taxes at estimated effective tax rates of 34.6% and 38.4%, respectively.

Liquidity and Capital Resources

NYSE Euronext’s financial policy aims to finance the growth of its business, remunerate shareholders and ensure financial flexibility, while maintaining strong creditworthiness and liquidity. NYSE Euronext’s primary sources of liquidity are cash flows from operating activities, current assets and existing bank facilities, and its liquidity requirements are for working capital, capital expenditures and general corporate use.

Cash flows from operating activities

For the six months ended June 30, 2007, net cash provided by operating activities equaled $399 million, which primarily included net income of $229 million, depreciation of $110 million and increase of deferred revenue by $192 million, partially offset by $138 million decrease in accounts payable, accrued expenses and Section 31 fees payable. Capital expenditures equaled $85 million.

Under the terms of the operating agreement of the New York Stock Exchange, LLC, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of June 30, 2007, NYSE Euronext did not have a significant restricted cash balance.

Liquid funds and financial indebtedness

As of June 30, 2007, NYSE Euronext had approximately $3.5 billion in debt outstanding, $1.4 billion of liquid funds and $2.1 billion in net indebtedness. We define liquid funds as current assets readily convertible into cash (cash and cash equivalents, short term financial investments and securities purchased under agreements to resell) less cash held for payment of Section 31 fees to the SEC.

As at June 30, 2007, liquid funds and net indebtedness were as follows (in millions):

	June 30, 2007	December 31, 2006
Cash and cash equivalents	$577	$278
Short term financial investments	1,154	681
Securities purchased under agreements to resell	—	20
Section 31 fees payable	(311)	(251)

Liquid Funds	$1,420	$728

Short term debt	$3,005	$—
Long term debt	518	—

Total debt	3,523	—

Net indebtedness	$2,103	$(728)

Liquid funds are managed as a global treasury portfolio of cash equivalents and investments into non-speculative financial instruments, readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

As at June 30, 2007, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of June 30, 2007	Maturity
Commercial paper issued under the global commercial paper program	$2,976	From July 6, 2007 until September 10, 2007
Bond in sterling	£250($502)	June 16, 2009
Bank loans	€28($38)	From June 24, 2009 until February 19, 2012

The £250 million ($502 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. The bonds mature in June 2009 and do not provide for early redemption.

In April 2007, NYSE Euronext issued dollar and euro commercial paper under a $3.0 billion global commercial paper program in order to refinance a bridge facility used to fund the cash portion of the consideration offered to Euronext shareholders in the combination. The terms of the commercial paper program do not contain any financial covenants or material customary provision that could result in early redemption. On April 4, 2007, NYSE Euronext entered into a $3.0 billion syndicated revolving bank facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and includes a $1.0 billion 364-day tranche maturing on April 4, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012.

On August 4, 2006, prior to the combination with NYSE Euronext, Euronext entered into a €300 million ($406 million) revolving credit facility available for general corporate purposes and maturing August 4, 2011. As of June 30, 2007, NYSE Euronext therefore had two committed bank credit facilities totaling $3.4 billion, with no amount outstanding under any of these facilities. These credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

Liquidity risk

NYSE Euronext believes that its creditworthiness provides access to a large range of debt products, including bank facilities and publicly and privately issued long and short term debt. As at June 30, 2007, NYSE Euronext’s long term issuer ratings assigned by Standard & Poor’s and Moody’s were AA and A1, respectively.

NYSE Euronext believes that existing cash balances and financing arrangements, along with future cash flows from operations, are sufficient to meet the needs of its current operations and its debt obligations for a period of at least twelve months from June 30, 2007. If existing cash balances are insufficient to meet the needs of its current operations, NYSE Euronext intends to seek additional financing. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting polices reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

Companies pay listing fees when they initially list on the NYSE, NYSE Arca, Inc. or Euronext and annually thereafter. Listing fees consist of two components: original listing fees and other corporate action related fees. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca, Inc. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

In addition, GL Trade’s licensing of software is accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, which involves significant judgment.

Goodwill and Other Intangible Assets

NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Euronext’s reporting units. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

NYSE Euronext reviews the useful life of its indefinite-lived intangible assets to determine whether events or circumstances continue to support the indefinite useful life categorization. In addition, the carrying value of NYSE Euronext’s other intangible assets is reviewed by NYSE Euronext on at least an annual basis for impairment based upon the estimated fair value of the asset.

For purposes of performing the impairment test, fair values are determined using discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for businesses, and determination of weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill and other intangible impairment for each reporting unit.

Income Taxes

NYSE Euronext records income taxes using the asset and liability method, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not.

Deferred income taxes are provided for the estimated income tax effect of temporary differences between financial and tax bases in assets and liabilities. Deferred tax assets are also provided for certain tax carryforwards. A valuation allowance to reduce deferred tax assets is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

NYSE Euronext is subject to numerous tax jurisdictions primarily based on our operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Euronext’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have a material impact on NYSE Euronext’s financial position or results of operations.

Pension and Other Post-Retirement Employee Benefits

Pension and other post-retirement employee benefits costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. In accordance with U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other post-retirement obligations and future expense.

Hedging Activities

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General

As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk, credit risk and equity risk. NYSE Euronext has implemented policies and procedures to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent allowed by local regulation and necessary, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analysis to determine the effects that market risk exposures may have.

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial positions or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than 1 year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as at June 30, 2007:

	June 30, 2007
Dollars (in Millions)	Financial assets	Financial liabilities		Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
dollar	$528	$1,161		$(634)	$(6.3)
euro	764	1,858		(1,095)	(11.0)
sterling	147	504	(4)	(357)	(3.6)
Fixed rate positions in
dollar	171	—		171	(3.9)
euro	—	—		—	—
sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than 1 year and fixed rate swapped to floating rate

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk)

(3)	100bp parallel shift of yield curve

(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond

In order to hedge interest rate exposures, NYSE Euronext may enter into over-the-counter interest rate derivative instruments, such as swaps, with counterparties that meet minimum creditworthiness and rating standards. At June 30, 2007, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($502 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to a cash flow risk on its floating rate positions. Because NYSE Euronext is a net borrower in dollar and euro, when interest rates in sterling or euro increase, the net interest and investment income of NYSE Euronext decreases. Based on June 30, 2007 positions, each 1% increase in dollar and euro rates would negatively impact annual income by $6.3 million and $11.0 million, respectively. Because NYSE Euronext is a net lender in sterling, when interest rates in sterling decrease, the net interest and investment income of NYSE Euronext decreases. Based on June 30, 2007 positions, each 1% decrease in sterling rates would negatively impact annual income by $3.6 million.

NYSE Euronext is exposed to a price risk on its fixed rate positions held in its investment portfolio. At June 30, 2007, fixed rate positions with an outstanding maturity or reset date falling in more than 1 year amounted to $193 million. A hypothetical shift of 1% of the interest rate curve would in aggregate impact the fair value of these positions by $3.9 million. More generally, the average duration of the $401 million short term financial investments held in fixed income instruments was 1.0 year.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the three months ended June 30, 2007 is presented by primary foreign currency in the following table:

	Three months ended June 30, 2007
In millions	Euro	Sterling
Average rate in the period	$1.3483	$1.9856
Average rate in the same period one year before	$1.2559	$1.8275
Foreign denominated percentage of
revenues	27%	12%
operating expenses	22%	10%
operating income	41%	22%
Impact of the currency fluctuations (1) on
revenues	$19.7	$10.8
operating expenses	12.5	6.3
operating income	7.1	4.6

(1)	Represents the impact of currency fluctuation in the period compared to the same period one year before

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	June 30, 2007
	Position in euros	Position in sterling
Assets	€5,816	£2,751
of which goodwill	928	1,502
Liabilities	2,608	729
of which borrowings	1,374	251

Net currency position	3,208	2,022

Impact on consolidated equity of a 10% decrease in the foreign currency	$(434)	$(406)

At June 30, 2007, NYSE Euronext was exposed to net exposures in euro and sterling, respectively, for €3.2 billion ($4.3 billion) and £2.0 billion ($4.0 billion). The borrowings in euro and sterling, €1.4 billion ($1.9 billion) and £0.3 billion ($0.5 billion), respectively, constitute partial hedge of NYSE Euronext’s net investments. Based on June 30, 2007 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $434 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $406 million. In the three months ended June 30, 2007, currency exchange rate differences had a positive impact of $100 million on NYSE Euronext’s consolidated equity.

Credit risk

NYSE Euronext is exposed to credit risk in the event of a counterparty default. We limit our exposure to credit risk by rigorously selecting the counterparties with which we make investments and executes agreements. Credit risk is monitored by using exposure limits depending on ratings assigned by rating agencies as well as the nature and maturity of transactions. The investment portfolio objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments, well-capitalized financial institutions and other credit-worthy counterparties. An ongoing review is performed to evaluate changes in the status of counterparties. In addition to the intrinsic creditworthiness of counterparties, our policies prescribe the diversification of counterparties (banks, financial institutions, bond issuers and funds) so as to avoid a concentration of risk. Derivatives are negotiated with leading high-grade banks.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of NYSE Euronext and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. Following the April 4, 2007 combination of NYSE Group and Euronext, the consolidation of NYSE Euronext’s financial statements as of June 30, 2007 and for the three and six months then ended was performed utilizing the Euronext financial consolidation systems. We have reviewed the internal controls surrounding the new consolidation environment and believe that these controls are appropriate and functioning effectively.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the three months ended June 30, 2007, the following supplements and amends our discussions set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 14, 2007, and in Part I, Item 3 of the Form 10-K/A filed by NYSE Euronext on May 1, 2007, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

Grasso Litigation

The New York Attorney General filed a motion in the Appellate Division of the New York Supreme Court for permission to appeal to the New York Court of Appeals from the Appellate Division’s May 2007 order reversing the trial court’s denial of Mr. Grasso’s motion to dismiss four of the six claims; Mr. Grasso opposed the motion, which, along with various appeals in the matter, remains pending with the Appellate Division.

NYSE/Archipelago Merger-Related Litigation

In the Wey matter, John A. Thain and the NYSE filed an appeal of that portion of the trial court’s April 2007 order which denied in part defendants’ motion for summary judgment. The plaintiff filed a cross-appeal of those portions of the same order which granted in part defendants’ motion for summary judgment and which granted defendants’ motion to limit evidence in support of plaintiff’s damages theory. On July 13, 2007, defendants filed a motion in the Appellate Division for a stay of trial; prior to the Appellate Division’s consideration of that motion, the trial court adjourned the trial (which had been scheduled for September 2007) in light of, among other factors, the pending appeals. With respect to the complaints filed by Janet Hyman, Sylvia Lief and D. Paul Rittmaster, the Appellate Division heard oral argument on May 23, 2007 of defendants’ appeal of that portion of the trial court’s January 2007 order that declined to dismiss one of plaintiffs’ claims for breach of fiduciary duty; no decision on that appeal has been rendered.

In addition to the matters described above and in the prior discussions incorporated by reference herein, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A.	Risk Factors

For the three months ended June 30, 2007, the following discussion supplements and, to the extent inconsistent therewith, amends our discussion set forth under “Risk

Factors” in Part I, Item 3 of the Form 10-K/A filed by NYSE Euronext on May 1, 2007, which disclosures are incorporated herein by reference. No other matters were reportable during the period.

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

In addition, in the last several years, the structure of the exchange sector has changed significantly through demutualizations and consolidations. In response to increasing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The exchange sector is also experiencing consolidation, creating a more intense competitive environment. For example, in the United States, the CBOT and the CME recently completed a merger. Each of the Chicago Stock Exchange, Inc., Philadelphia Stock Exchange, Inc., Boston Stock Exchange, Inc., International Securities Exchange and Chicago Board Options Exchange, Inc. have also entered into investment agreements with other participants in the exchange sector, with the objective of enabling them to better compete with other exchanges.

Additionally, in 2006, Nasdaq acquired a 28.8% stake in the London Stock Exchange. On May 25, 2007, Nasdaq and OMX announced that they had entered into an agreement to combine the two companies, and on August 9, 2007, Borse Dubai announced that it had acquired shares and options representing 27.4% of the outstanding shares of OMX. On June 23, 2007, the London Stock Exchange and Borsa Italiana announced their intention to merge. It is anticipated that the process of consolidation in the European exchange sector will continue.

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

Our U.S. exchanges, the NYSE and NYSE Arca, Inc., compete to obtain the listings of international companies (in addition to the listing of U.S. issuer securities). International companies, however, often cite the U.S. legal and regulatory environment, including greater exposure to class action litigation and personal liability, regulatory burdens such as the cost of compliance with the Sarbanes-Oxley Act of 2002, and the need for financial statement reconciliations to U.S. generally accepted accounting principles, as factors weighing against listing in the United States.

International companies are also increasingly listing and raising capital on non-U.S. markets without a secondary listing in the United States as non-U.S. markets have become increasingly deeper and more liquid, as well as through private transactions in the United States, such as Rule 144A transactions, that do not require listing or trading in the U.S. public markets. For example, while approximately 51% of the global proceeds raised by international companies in the U.S. markets was raised privately in 2001, approximately 92.4% of such proceeds were raised privately in 2006.

The U.S. Securities and Exchange Commission (“SEC”) has recently taken steps to address these concerns through a number of initiatives, including a proposal to eliminate the current requirement for international companies to provide a reconciliation of their home country financial statements to U.S. GAAP. The SEC and the Public Accounting Oversight Board have also recently adopted amendments to the rules relating to internal controls over financial reporting established in connection with Section 404 of the Sarbanes-Oxley Act in an effort to address widespread concerns about the costs and burdens of compliance with those rules. It is unclear whether international companies will exhibit greater interest in accessing the U.S. public markets as a result of these changes.

On June 4, 2007, the SEC also amended its rules to make it easier for foreign private issuers to deregister under the Securities Exchange Act of 1934 and exit the U.S. public markets. Since that date, approximately 30 international companies have delisted or announced their intention to delist from the NYSE. If the NYSE and NYSE Arca, Inc. are unable to successfully attract and retain the listings of non-U.S. issuers, the perception of the NYSE and NYSE Arca, Inc. as premier listing venues may be diminished, and our competitive position may be adversely affected or our operating results could suffer.

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

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 74.8% for the three months ended June 30, 2006, to 63.7% for the three months ended June 30, 2007. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our share of NYSE-listed trading, or if a decline in our share of trading in NYSE-listed securities makes the NYSE’s market appear less liquid, then our financial condition and operating results could be adversely affected. In addition, we recently completed the rollout of the NYSE Hybrid MarketSM, which integrates into one platform aspects of both the physically convened auction market and automated electronic execution. The NYSE Hybrid Market SM is operating as expected, although additional modifications may be required in future to ensure that the NYSE remains competitive.

Regulatory changes or future court rulings may have an adverse impact on our market data fees.

Market data fees are one of our significant sources of revenues. Regulatory developments, however, could reduce the amount of revenue that we can obtain from this source. Regulation NMS imposes significant changes to the formula used to calculate each market center’s share of market data revenue. While the initial impact of the new formula seems to have been properly forecast, the new rules could alter behavior by market participants and reduce the share of revenue obtained by our U.S. exchanges. In addition, in November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national securities exchanges and other self-regulatory organizations (“SROs”) and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive. We cannot predict whether, or in what form, any regulatory changes will take place or their impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to become even more involved in the market data rate-setting process, or to reduce the current levels of market data fees could have a material adverse effect on our market data revenues.

NYSE Euronext relies on LCH.Clearnet and Euroclear, neither of which is controlled by Euronext, for the majority of Euronext’s clearing and settlement services.

Euronext uses the services of LCH.Clearnet Group Ltd. and its subsidiaries (together “LCH.Clearnet”) for clearing transactions executed on its cash markets and Euronext.liffe, and on Euroclear for settling transactions on its cash markets (except in Portugal). Although Euronext has a minority shareholding in LCH.Clearnet (which has been recently reduced and is expected to be further reduced to 5% by April 2008) and a small shareholding in Euroclear plc and has contractual arrangements with each of them for the provision of services, Euronext does not have any significant influence over their businesses generally, particularly with respect to their relationships with third parties. To the extent that LCH.Clearnet or Euroclear experiences serious difficulties or materially changes its business relationship with Euronext, the business of Euronext may be materially adversely affected. Additionally, because LCH.Clearnet and Euroclear each play a vital role in the functioning of Euronext’s exchanges, Euronext may be affected by any difficulties that either of them experiences. If this occurs, Euronext could be harmed financially or its reputation could suffer.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Consistent with customary practice in the French securities market, on April 19, 2007, NYSE Euronext entered into a liquidity agreement (contrat de liquidite) (the “Agreement”) with SG Securities (Paris) SAS (“SG”). The Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the Autorité des Marchés Financiers (the French securities regulator known as “AMF”). The Agreement authorizes SG to carry out market purchases and sales of NYSE Euronext common stock on Euronext Paris (the “Market”) in France for the account of NYSE Euronext in order to promote the liquidity and the orderly listing of such securities on the Market. Under the Agreement, NYSE Euronext deposited €40 million into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of NYSE Euronext common stock on the Market. Proceeds of sales are deposited into the liquidity account. The Agreement has a term of 12 months and will renew automatically unless otherwise terminated by either party. The Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. (now a subsidiary of NYSE Euronext) with respect to its securities.

Under the Agreement and consistent with applicable laws in France, SG exercises full and complete discretion in making any decision to purchase or sell NYSE Euronext common stock on the Market, and no discretion is retained by NYSE Euronext. In order to reinforce SG’s independence in performing its obligations under the Agreement, information barriers have been established between persons effecting transactions and persons with inside information.

All transactions under the Agreement will be executed offshore (outside the United States) and, except for block transactions, only through the Market’s electronic trading system. SG may also undertake block transactions under the Agreement, provided such transactions are made in accordance with the rules governing the Market.

In performing its obligations under the Agreement, SG has agreed to comply with the guidelines and regulations of the AMF, the anti-manipulation and related provisions applicable in France, and the anti-fraud and anti-manipulation provisions of the Securities Exchange Act of 1934, as amended. Sales under the Agreement have been made in offshore transactions exempt from registration.

Sales and purchases of NYSE Euronext common stock may be suspended if NYSE Euronext becomes subject to legal, regulatory or contractual restrictions that would prevent SG from making purchases and sales under the Agreement.

The following transactions were carried out by SG on the market under the Agreement during the period from April 4 through June 30, 2007:

	Purchases
Trade Date	Number of shares	Average Price (in USD)	Proceeds (in USD)
April 4 to 30, 2007	823,091	92.654816	76,263,345.34
May 1 to 31, 2007	1,212,422	83.621000	101,383,940.65
June 1 to 30, 2007	432,093	81.108028	35,046,211.35
Three months ended June 30, 2007	2,467,606	86.194270	212,693,497.34

	Sales
Trade Date	Number of shares	Average Price (in USD)	Proceeds (in USD)
April 4 to 30, 2007	819,208	92.185500	75,519,098.83
May 1 to 31, 2007	1,120,522	83.472494	93,532,765.40
June 1 to 30, 2007	430,699	82.256827	35,427,932.98
Three months ended June 30, 2007	2,370,429	86.262781	204,479,797.21

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of NYSE Euronext voted on three proposals at the annual stockholders’ meeting held on June 7, 2007:

1. To elect all members of the Company’s Board of Directors, consisting of twenty-two members, to serve until the 2008 annual meeting of stockholders.

2. To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

3. To allow stockholders the ability to request delivery of physical share certificates.

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Jan-Michiel Hessels ( Chairman )	174,156,561	1,958,317
Marshall N. Carter ( Deputy Chairman )	174,294,535	1,820,343
John A. Thain ( Chief Executive Officer )	174,453,933	1,660,945
Jean-François Théodore ( Deputy Chief Executive Officer )	174,331,209	1,783,669
Ellyn L. Brown	174,280,745	1,834,133
Sir George Cox	174,149,189	1,965,689
André Dirckx	174,245,661	1,869,217
William E. Ford	174,185,598	1,929,279
Sylvain Hefes	174,142,945	1,971,933
Dominique Hoenn	174,072,259	2,042,619
Patrick Houël	174,180,912	1,933,966
Shirley Ann Jackson	172,697,121	3,417,756
James S. McDonald	174,287,510	1,827,368
Duncan M. McFarland	174,435,454	1,679,424
James J. McNulty	174,439,171	1,675,707
Baron Jean Peterbroeck	174,009,224	2,105,654
Alice M. Rivlin	173,999,710	2,115,168
Ricardo Salgado	174,203,042	1,911,836
Robert B. Shapiro	174,112,736	2,002,141
Rijnhard van Tets	174,168,570	1,946,308
Karl M. von der Heyden	174,423,798	1,691,080
Sir Brian Williamson	173,789,443	2,325,435

There were no broker non-votes for this proposal.

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal year 2007 received the following votes:

•	175,181,926 Votes for approval

•	429,276 Votes against

•	503,674 Abstentions

There were no broker non-votes for this proposal.

The proposal to allow stockholders the ability to request delivery of physical share certificates was properly excluded from the NYSE Euronext proxy statement in reliance on a no-action letter issued by the SEC’s Division of Corporation Finance, but was voted on at the meeting and received the following votes pursuant to written ballots:

•	200 Votes for approval

•	176,114,678 Votes against

•	0 Abstentions

There were no broker non-votes for this proposal.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

3.2	Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: August 14, 2007	By:	/s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)
NYSE Euronext