Form 10-Q
period 2007-09-30
NYSE Euronext
filed 2007-11-13
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 12, 2007, the registrant had approximately 265 million shares of common stock, $0.01 par value per share, outstanding.

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

CERTAIN TERMS

Throughout this report, unless otherwise specified or if the context otherwise requires:

•

“Archipelago” refers to, prior to and following the completion of its merger with the New York Stock Exchange, Inc., which occurred on March 7, 2006, Archipelago Holdings, Inc., a Delaware corporation, and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company;

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

•

“NYSE Arca” refers to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$728	$278
Short term financial investments	761	681
Securities purchased under agreements to resell	—	20
Accounts receivable, net	570	335
Deferred income taxes	102	108
Other current assets	75	21

Total current assets	2,236	1,443
Property and equipment, net	575	378
Goodwill	4,986	536
Other intangible assets, net	7,239	584
Investments in associates	214	—
Deferred income taxes	398	366
Other assets	626	159

Total assets	$16,274	$3,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$795	$399
Section 31 fees payable	57	251
Deferred revenue	280	114
Short term debt	2,169	—
Deferred income taxes	68	68

Total current liabilities	3,369	832
Accrued employee benefits	347	355
Deferred revenue	336	322
Long term debt	531	—
Deferred income taxes	2,313	265
Other liabilities	29	23

Total liabilities	6,925	1,797
Minority interest	200	—
Commitments and contingencies (see note 8)
Stockholders’ equity
Common stock, $0.01 par value, 800 shares authorized; 266 and 158 shares issued; 264 and 156 shares outstanding	3	2
Common stock held in treasury, at cost: 2 and 2 shares	(67)	(66)
Additional paid-in capital	8,278	1,555
Retained earnings	547	183
Accumulated other comprehensive income (loss)	388	(5)

Total stockholders’ equity	9,149	1,669

Total liabilities and stockholders’ equity	$16,274	$3,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenues
Activity assessment	$131	$163	$432	$492
Cash trading	466	171	1,103	432
Derivatives trading	243	9	441	22
Listing	96	89	285	266
Market data	101	57	270	166
Software and technology services	96	28	213	109
Regulatory	29	50	135	136
Other	36	35	100	94

Total revenues	1,198	602	2,979	1,717
Section 31 fees	(131)	(163)	(432)	(492)
Merger expenses and exit costs	(22)	(8)	(49)	(20)
Compensation	(202)	(130)	(515)	(437)
Liquidity payments	(211)	(66)	(510)	(160)
Routing and clearing	(64)	(20)	(164)	(49)
Systems and communications	(89)	(30)	(198)	(90)
Professional services	(30)	(28)	(84)	(86)
Depreciation and amortization	(71)	(35)	(177)	(99)
Occupancy	(35)	(23)	(90)	(63)
Marketing and other	(55)	(24)	(127)	(72)
Regulatory fine income	10	11	19	34

Operating income	298	86	652	183
Interest expense	(46)	(1)	(91)	(2)
Investment income	25	13	57	33
Gain on sale of equity investment	32	—	34	21
Income from associates	6	—	9	—
Other income	5	17	18	32

Income before income tax provision and minority interest	320	115	679	267
Income tax provision	(52)	(46)	(177)	(105)
Minority interest	(10)	(1)	(16)	(3)

Net income	$258	$68	$486	$159

Basic earnings per share	$0.97	$0.43	$2.14	$1.09
Diluted earnings per share	$0.97	$0.43	$2.13	$1.08
Basic weighted average shares outstanding	265	156	227	147 (a)
Diluted weighted average shares outstanding	266	157	228	148 (a)

(a)	Adjusted to reflect the merger with Archipelago on March 7, 2006, giving retroactive effect to the issuance of shares to former NYSE members.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’

EQUITY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(In millions)

(Unaudited)

	Common Stock			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Held in Treasury
Balance as of December 31, 2006	158	$2	$(66)	$1,555	$183	$(5)	$1,669

Merger with Euronext	107	1	—	6,639	—	—	6,640
Employee stock transactions	1	—	—	84	—	—	84
Transactions in own shares	—	—	(1)	—	—	—	(1)
Adoption of FIN 48	—	—	—	—	10	—	10
Dividends	—	—	—	—	(132)	—	(132)
Net income	—	—	—	—	486	—	486
Other comprehensive income, net of tax	—	—	—	—	—	393	393

Balance as of September 30, 2007	266	$3	$(67)	$8,278	$547	$388	$9,149

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$486	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194	99
Stock based compensation	24	46
Gain on sale of equity investment	(34)	(21)
Deferred income taxes	(62)	7
Deferred revenue	66	68
Other non-cash items	22	7
Change in operating assets and liabilities:
Accounts receivable, net	43	(22)
Other assets	13	(20)
Accounts payable, accrued expenses and Section 31 fees	(361)	(303)
Deferred revenue	42	(11)
Accrued employee benefits	(12)	9

Net cash provided by operating activities	421	18
Cash flows from investing activities:
Euronext merger, net of cash acquired	(2,850)	—
Cash acquired in Archipelago merger	—	218
Sales of equity investments, businesses and redeemable convertible preferred securities	727	26
Purchases of equity investments and businesses	(164)	(11)
Sales of short term financial investments	6,671	9,853
Purchases of short term financial investments	(6,072)	(9,392)
Net sales of securities purchased under agreements to resell	19	63
Purchases of property and equipment	(123)	(68)
Other investing activities	1	—

Net cash (used in) provided by investing activities	(1,791)	689
Cash flows from financing activities:
Commercial paper borrowings, net	1,994	—
Redemption of loans	(129)	—
Loans received	15	—
Dividends	(132)	—
Distribution to former NYSE members	—	(410)
Dividend to former NYSE members	—	(96)
Purchase of treasury stock	(1)	—
Employee stock transactions	29	16
Principal payment of capital lease obligations	(6)	(5)

Net cash provided by (used in) financing activities	1,770	(495)
Effects of exchange rate changes on cash and cash equivalents	50	—

Net increase in cash and cash equivalents for the period	450	212
Cash and cash equivalents at beginning of period	278	43

Cash and cash equivalents at end of period	$728	$255

Non-cash investing and financing activities:
Euronext merger	$6,655	$—
Exchange of NYSE membership interest	$—	$330
Archipelago merger	$—	$1,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the NYSE and NYSE Arca, Inc. in the United States and the five European-based exchanges that comprise Euronext—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incident to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of NYSE Euronext and its subsidiaries.

The business combination transaction between NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group determined to be the business and accounting acquirer. As a result, the results of NYSE Group are the historical results of NYSE Euronext.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under accounting principles generally accepted in the U.S., have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Group and Euronext as of and for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2—Business Combinations, Other Acquisitions and Dispositions

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

On June 6, 2007, NYSE Euronext, NYSE Euronext (Holding), Euronext N.V. and Euronext Paris S.A., as plaintiffs, filed a writ of summons with the Amsterdam Court of Appeals in the Netherlands initiating a compulsory acquisition procedure ( uitkoopregeling ) in accordance with Section 2:92a of the Dutch Civil Code. Shares of Euronext acquired in this procedure will be acquired only for cash and in an amount determined by the Enterprise Chamber of the Amsterdam Court of Appeals.

The price proposed in the writ of summons is €94.05 per share. This amount is equal to the cash equivalent of the standard offer consideration on April 4, 2007, the date on which the settlement and delivery of the Euronext shares tendered in the initial exchange offer period occurred and NYSE Euronext common stock began trading (with a closing price on that day of €74.21 on Euronext Paris (0.98 × €74.21 + €21.32 = €94.05)). The defendants listed in the writ of summons are all the remaining shareholders of Euronext other than the plaintiffs. Through the compulsory acquisition procedure, NYSE Euronext intends, through NYSE Euronext (Holding), to acquire 100% of the Euronext shares outstanding and not held by NYSE Euronext or its subsidiaries at the time of the final judgment of the Enterprise Chamber of the Amsterdam Court of Appeals or shortly thereafter. It is currently not known when the Enterprise Chamber of the Amsterdam Court of Appeals will issue its final judgment or when or at what price NYSE Euronext, through NYSE Euronext (Holding), will be able to acquire the Euronext shares that are the subject of the proceeding.

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

The following is a summary of the purchase price in the Euronext combination (in millions, except per share data):

Euronext shares tendered	109 shares
Times	0.98	(a)
Times	$61.70	(b)

Equity component	$6,600

plus:
Euronext shares tendered	109 shares
Times	$28.54	(a)

Cash component	$3,115

Acquisition costs	$73
Fair value of stock, equity awards and other instruments	$55

Total purchase price	$9,843

(a)	Each tendered Euronext share was exchanged into 0.98 of a share of NYSE Euronext common stock and €21.32 ($28.54) in cash.
(b)	Corresponding to the average closing stock price of NYSE Group common stock for the five-day period beginning two days before and ending after June 1, 2006 (the date the combination was agreed to and announced).

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Euronext net assets as of the combination date as follows (in millions):

Historical equity of Euronext	$2,248
Elimination of Euronext’s historical goodwill and intangibles	(1,066)
Fair value of identifiable intangible assets:
National securities exchange registrations	5,346
Customer relationships	801
Trade names and other intangibles	231
Fair value adjustment of property and equipment	108
Fair value adjustment of equity method investments and investment in affiliates	61
Deferred tax impact of purchase accounting adjustments	(1,987)
Minority interest	(134)
Goodwill	4,235

Total purchase price	$9,843

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

Pro Forma Results

The following table provides pro forma results of operations as if (i) the disposition of Wave Securities by Archipelago, (ii) the merger between Archipelago and the NYSE, and (iii) the business combination transaction between NYSE Group and Euronext had been completed at the beginning of the earliest period presented (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Total revenues	$1,198	$931	$3,405	$2,892
Net income	$271	$148	$605	$431
Basic earnings per share	$1.02	$0.57	$2.29	$1.64
Diluted earnings per share	$1.02	$0.56	$2.28	$1.63

During 2005, NYSE Group adopted a plan to eliminate employee positions. The elimination of positions continued through 2006 and 2007. Additionally, as part of the business combination transaction between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions. The following is a summary of the severance charges, utilization of the accrual through September 30, 2007 and the remaining accrual as of September 30, 2007 (in millions):

	US Operations	European Operations
Balance as of December 31, 2006	$17	$—
Employee severance and related benefits	2	11
Severance and benefit payments	(15)	(8)

Balance as of September 30, 2007	$4	$3

The US Operations severance charges are included in merger expenses and exit costs in the condensed consolidated statements of income. The European Operations severance charges represent the fair value assigned to this liability as part of the fair value adjustment on the purchase price of Euronext. Based on current severance dates and the accrued severance at September 30, 2007, NYSE Euronext expects to pay these amounts through December 31, 2008.

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

National Stock Exchange of India Limited

On April 4, 2007, NYSE Group acquired a 5% equity position in the Mumbai-based National Stock Exchange of India Limited (“NSE”), the maximum investment permitted by any single foreign investor in a stock exchange under the securities regulations of India. NYSE Group purchased the shares of NSE for $115 million in cash from a consortium of selling shareholders.

Financial Industry Regulatory Authority

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

NYSE Regulation continues to perform market surveillance and related enforcement activities and listed company compliance for New York Stock Exchange LLC and NYSE Arca, Inc.

The transaction involved the transfer to FINRA of the assets and liabilities associated with the Transferred Operations (including related expenses and revenues and approximately 427 employees), the sublease to FINRA of office space at 20 Broad Street and 14 Wall Street in New York City, and the provision by NYSE Group of certain security and facilities services to the FINRA locations at 20 Broad Street and 14 Wall Street for a five-year period. In consideration of the transfer of the Transferred Operations and the provision of certain security and facilities services to FINRA, NYSE Group will receive cash consideration with a net present value of $103 million (consisting of $35 million paid at closing with respect to assets and liabilities associated with the Transferred Operations, and cash payable over a five-year period for certain security and facilities services with a net present value equal to $68 million). In addition, NYSE Group received a payment at closing of approximately $6 million (equal to the net book value of the transferred assets at closing) and will receive additional payments totaling approximately $52 million over a five-year period in consideration of the sublease of office space and certain other services. In connection with the $35 million paid at closing, NYSE Euronext realized a $32 million gain classified as gain on sale of equity investments in the condensed consolidated statements of income.

In addition, FINRA and NYSE Group also entered into agreements under which NYSE Group provides certain transition services to FINRA and its affiliates and FINRA provides certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet

On July 27, 2007, LCH.Clearnet Group Limited (“LCH.Clearnet”) redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares (initially redeemable in December 2008) held by NYSE Euronext at an aggregate redemption value of €199 million, and repurchased 20 million LCH.Clearnet ordinary shares held by NYSE Euronext at a cost of €10 per share, the market value of the shares issued in December 2003 in connection with the creation of LCH.Clearnet. Total proceeds to NYSE Euronext from the sale were €399 million, or $548 million. These proceeds represent the fair value assigned to this asset as part of the fair value adjustment on the purchase price of Euronext. As such, the sale of this asset had no impact on NYSE Euronext’s condensed consolidated statement of income.

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

MBE Holdings – On June 20, 2007, Borsa Italiana exercised its call option right to purchase all the shares held by Euronext in MBE Holding. MBE Holding is a joint venture entity formed between Euronext (51%) and Borsa Italiana (49%) that owns 60.37% of Società par il Mercato dei Titoli di Stato, or MTS. MTS is a regulated European electronic exchange for government bonds and other types of fixed income securities. The shareholder agreement between Euronext and Borsa Italiana provides that, in the event of a change of control with respect to one party, the other party has the right to purchase all of the affected party’s shares in MBE Holding at fair market value within 90 days of the change of control. On August 2, 2007, NYSE Euronext and Borsa Italiana signed an agreement under which NYSE Euronext’s 51% stake in MBE Holding and 33% stake in MTSNext was valued at €100 million, or $137 million (dividend attached). The transaction closed in September 2007. These proceeds represent the fair value assigned to this asset as part of the fair value adjustment on the purchase price of Euronext. As such, the sale of this asset had no impact on NYSE Euronext’s condensed consolidated statement of income.

Note 3—Segment reporting

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income.

The U.S. operations consist of (i) obtaining new listings and servicing existing listings, (ii) providing access to trade execution, (iii) distributing market information to data subscribers, (iv) issuing trading licenses, (v) providing data processing operations, and (vi) providing regulatory services with respect to NYSE Euronext’s U.S. markets.

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

Summarized financial data concerning reportable segments is as follows (in millions):

Three months ended September 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2007
Revenues	$695	$503	$—	$1,198
Operating income (loss)	96	211	(9)	298
2006
Revenues	$602	$—	$—	$602
Operating income (loss)	90	—	(4)	86

Nine months ended September 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2007
Revenues	$2,053	$926	$—	$2,979
Operating income (loss)	301	373	(22)	652
2006
Revenues	$1,717	$—	$—	$1,717
Operating income (loss)	197	—	(14)	183

Note 4—Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill by reportable segments as of September 30, 2007 (in millions):

	U.S. Operations			European Operations
	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
Acquired intangibles
National securities exchange registrations	$511	$—	Indefinite	$5,346	$—	Indefinite
Customer relationships	37	3	10 to 20	801	21	7 to 20
Trade names and other	43	3	20	231	27	2 to 20

Intangibles fair value at date of acquisition	$591	$6		$6,378	$48
Translation and other	—	—		322	—

Total intangibles	$591	$6		$6,700	$48

Goodwill at date of acquisition	$556			$4,235
Translation and other	—			192

Goodwill	$556			$4,430

For the three and nine months ended September 30, 2007, amortization expense for the intangible assets was approximately $25 million and $50 million, respectively. For the three and nine months ended September 30, 2006, amortization expense for the intangible assets was approximately $1 million and $2 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of September 30, 2007 was as follows (in millions):

Year ending December 31,
2007 (period from October 1 to December 31, 2007)	$26
2008	105
2009	56
2010	56
2011	56
Thereafter	1,018

Total	$1,317

Note 5—Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation (in millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income for basic and diluted earnings per share	$258	$68	$486	$159

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	265	156	227	147
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	1

Weighted average shares used in diluted computation	266	157	228	148

Basic earnings per share	$0.97	$0.43	$2.14	$1.09

Diluted earnings per share	$0.97	$0.43	$2.13	$1.08

As of September 30, 2007 and 2006, 2.3 million and 1.4 million restricted stock units, respectively, and options to purchase 1.6 million and 1.8 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2007, 0.4 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. There were no securities excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006 because all outstanding securities were considered dilutive.

Note 6—Retirement Benefits

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

The components of pension (benefit) expense are set forth below (in millions):

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	U.S. Operations	European Operations	U.S. Operations	European Operations	U.S. Operations	European Operations	U.S. Operations	European Operations
Costs of benefits earned	$—	$1	$—	$—	$—	$2	$5	$—
Interest on benefits earned	9	2	8	—	26	4	25	—
Estimated return on plan assets	(13)	(2)	(12)	—	(39)	(4)	(37)	—
Plan amendment	4	—	—	—	4	—	—	—
Curtailment (gain )charge	(1)	—	—	—	(1)	—	1	—

Aggregate pension (benefit) expense	$(1)	$1	$(4)	$—	$(10)	$2	$(6)	$—

Supplemental Executive Retirement Plans

NYSE Euronext also maintains a nonqualified supplemental executive retirement plan (SERP), which provided supplemental retirement benefits for certain U.S. operations employees. Effective March 31, 2006, the future benefit accrual of all active participants in the SERP plans were frozen.

The components of SERP expense for the U.S. Operations are set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Costs of benefits earned	$—	$—	$—	$1
Interest on benefits earned	1	1	3	3

Aggregate SERP expense	$1	$1	$3	$4

Postretirement Benefit Plans

In addition, NYSE Euronext maintains plans to provide certain health care and life insurance benefits for eligible U.S. and European operations retired employees. Effective March 31, 2006, U.S. operations plans were frozen for most participants.

The components of postretirement plan’s (benefit) expense for the U.S. Operations are set forth below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Costs of benefits earned	$1	$1	$3	$5
Interest on benefits earned	3	3	9	8
Net amortizations	—	—	2	1
Curtailment gain	—	—	(13)	—

Aggregate expense	$4	$4	$1	$14

During the first quarter of 2007, NYSE Euronext eliminated certain components of its U.S. operations postretirement plans. As a result of this amendment, NYSE Euronext recorded a $13 million curtailment gain for the recognition of previously unrecognized prior service costs.

Note 7—Stock Based Compensation

In connection with the business combination transaction between NYSE Group and Euronext, each restricted stock unit, deferred stock unit, stock option and other right based on shares of common stock of NYSE Group or shares of Euronext outstanding immediately prior to the merger, was generally converted into an adjusted number of restricted stock units, deferred stock units options and rights with respect to NYSE Euronext common stock, on the same terms and conditions as were applicable before the business combination transaction. However, for tax purposes, in the case of French holders of Euronext awards, Euronext awards remained measured in shares of Euronext. NYSE Euronext intends to offer those holders the right to exchange any Euronext shares that they receive pursuant to their Euronext awards for shares of NYSE Euronext common stock at the exchange ratio set forth in the combination agreement at such time that certain adverse tax consequences no longer apply.

The restricted stock units measured in shares of NYSE Euronext and the options to purchase shares of NYSE Euronext common stock issued by NYSE Euronext in exchange for the restricted stock units measured in shares of Euronext and options to purchase shares of Euronext in the combination were included in the purchase price of Euronext and recorded at their fair value on the measurement date. Because continued service is required after the date of consummation in order to vest in any unvested awards, a portion of the value of those unvested awards is recognized over the remaining vesting period.

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

As of September 30, 2007, the employees of NYSE Euronext held approximately 1.6 million stock options with a weighted average exercise price of $20.01 (1.4 million of which were exercisable at a weighted average exercise price of $16.66) and 2.3 million restricted stock units. As of September 30, 2007, the total aggregate intrinsic value of stock options outstanding and exercisable was $92 million and $86 million, respectively.

For the three and nine months ended September 30, 2007, NYSE Euronext recorded $9 million and $24 million, respectively, of stock based compensation included in compensation in the condensed consolidated statements of income. As of September 30, 2007, there was approximately $33 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years.

Note 8—Commitments and contingencies

Legal matters

In re NYSE Specialists Securities Litigation

On September 18, 2007, the U.S. Court of Appeals for the Second Circuit (“Second Circuit”) issued an opinion affirming in part, and vacating and remanding in part, the district court’s dismissal of all claims against the NYSE. The Second Circuit agreed with the district court that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function and therefore affirmed dismissal of all the claims asserting that the NYSE had failed to effectively regulate specialists during the period 1998-2003. The Second Circuit, however, vacated the district court’s holding that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market, and remanded the matter to the district court for consideration of other grounds for dismissal that the NYSE had asserted in its motion to dismiss, including the plaintiffs’ failure to allege reliance or loss causation. Additional proceedings with respect to the NYSE have not yet been scheduled by the district court.

NYSE Euronext is one of numerous defendants named in a separate class action complaint in the U.S. District Court for the Southern District of New York that alleges violations of federal antitrust laws, federal securities laws, and common law, in connection with the placing of market orders through NYSE’s SuperDOT order routing system. The complaint, which was served in August 2007, contains allegations similar to those asserted in the Specialists matter described above and seeks unspecified compensatory damages, subject to trebling under the antitrust laws. The case is in its initial stages and the defendants have not yet responded to the complaint.

Grasso Litigation

Various appeals in the matter remain pending with the Appellate Division of the New York Supreme Court, and no trial date is currently scheduled. On October 23, 2007, the Appellate Division granted the motion of the New York Attorney General (“NYAG”) for permission to appeal to the New York Court of Appeals from the Appellate Division’s May 2007 order, relating to a different appeal, in which the Appellate Division dismissed four of the NYAG’s six claims against Mr. Grasso. The May 2007 order had held that the NYAG lacked statutory authority to assert those four claims and had reversed the trial court’s denial of Mr. Grasso’s motion to dismiss.

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

Note 9—Related party transactions

NYSE Euronext outsources the information technology requirements of its European Operations, such as development and maintenance of information technology applications and use of resources and software to Atos Euronext

Market Solutions S.A.S. (“AEMS”), an entity 50% owned by NYSE Euronext and 50% by Atos Origin, while under control of Atos Origin. AEMS provides information technology services to NYSE Euronext pursuant to a services agreement, dated July 2005, between it, Euronext and Atos Origin, which was entered into at the time of the formation of AEMS. Under separate service level agreements, NYSE Euronext invoices AEMS for the use of resources of NYSE Euronext.

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

On March 28, 2006, NYSE Group sold substantially all of its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23 million cash payment and realized a $21 million gain. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of September 30, 2007, NYSE Euronext owns 50% of the outstanding preferred stock of DTCC.

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

The following table presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
AEMS	$(45)	$—	$(95)	$—
LCH.Clearnet(1)	19	—	39	—
DTCC	—	—	—	10
AMEX	—	13	—	43
FINRA(1)	4	—	4	—

(1)	See Note 2

Note 10—Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$258	$68	$486	$159
Unrealized gains (losses) on available-for-sale securities	(2)	3	(2)	3
Benefit plans – net amortizations of prior service cost, transition obligations and actuarial losses	—	—	1	—
Currency translation adjustment	294	—	394	—

Total comprehensive income	$550	$71	$879	$162

Note 11—Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Standards (“SFAS”) No. 109, Accounting for Income Taxes (“FIN 48”).

On January 1, 2007, NYSE Euronext adopted the provisions of FIN 48 and recognized a $10 million increase to retained earnings as of January 1, 2007 primarily in relation to unclaimed U.S. research and experimentation tax credits for the period from 2001 to 2005. As of the date of adoption, NYSE Euronext had gross unrecognized tax benefits of $12 million. In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, the gross unrecognized tax benefits as of September 30, 2007 increased to $50 million of which $13 million, if recognized, would affect the effective tax rate.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the condensed consolidated statements of income. As of September 30, 2007, the accrued net interest receivable related to the above net tax benefit was $1 million.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Examination in progress	Open tax years
U.S.	2000 - 2005	2006
Netherlands	2001	2002 - 2006
France	None	2005 - 2006
United Kingdom	None	2005 - 2006
Belgium	None	2006
Portugal	None	2003 - 2006

NYSE Euronext does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 6, 2007, NYSE Euronext, NYSE Euronext (Holding), Euronext N.V. and Euronext Paris S.A., as plaintiffs, filed a writ of summons with the Amsterdam Court of Appeals in the Netherlands initiating a compulsory acquisition procedure (uitkoopregeling) in accordance with Section 2:92a of the Dutch Civil Code. Shares of Euronext acquired in this procedure will be acquired only for cash and in an amount determined by the Enterprise Chamber of the Amsterdam Court of Appeals.

The price proposed in the writ of summons is €94.05 per share. This amount is equal to the cash equivalent of the standard offer consideration on April 4, 2007, the date on which the settlement and delivery of the Euronext shares tendered in the initial exchange offer period occurred and NYSE Euronext common stock began trading (with a closing price on that day of €74.21 on Euronext Paris (0.98 × €74.21 + €21.32 = €94.05)). The defendants listed in the writ of summons are all the remaining shareholders of Euronext other than the plaintiffs. Through the compulsory acquisition procedure, NYSE Euronext intends, through NYSE Euronext (Holding), to acquire 100% of the Euronext shares outstanding and not held by NYSE Euronext or its subsidiaries at the time of the final judgment of the Enterprise Chamber of the Amsterdam Court of Appeals or shortly thereafter. It is currently not known when the Enterprise Chamber of the Amsterdam Court of Appeals will issue its final judgment or when or at what price NYSE Euronext, through NYSE Euronext (Holding), will be able to acquire the Euronext shares that are the subject of the proceeding.

Operating Data

NYSE Euronext’s revenues are affected by many factors, including the number of companies (both new and continuing) listed on NYSE Euronext’s six cash equities markets, corporate actions by these companies (such as stock splits and mergers), trading activity on NYSE Euronext’s markets demand for data processing, and demand for market information. The following tables present selected operating data for the periods presented.

NYSE Euronext

Selected Statistical Data:

Volume Summary—Cash Products

	Average Daily Volume			Total Volume			Total Volume
(Unaudited)	Q3 ‘07	Q3 ‘06	% Chg	Q3 ‘07	Q3 ‘06	% Chg	YTD 2007	% Chg vs. YTD 2006
Number of Trading Days—European Markets	65	65	—	65	65	—	191	—
Number of Trading Days—U.S. Markets	63	63	—	63	63	—	187	—
European Cash Products (trades in thousands)	1,341	723	85.5%	87,177	46,986	85.5%	235,890	44.5%
Equities	1,287	690	86.6%	83,652	44,836	86.6%	225,932	45.0%
Exchange-Traded Funds	7	2	244.2%	431	125	244.2%	1,090	121.3%
Structured Products	42	26	61.7%	2,715	1,679	61.7%	7,613	32.3%
Bonds	6	5	9.4%	378	345	9.4%	1,255	1.7%
U.S. Cash Products (shares in millions)

NYSE Listed Issues [1]
NYSE Group Handled Volume [2]	2,420	1,771	36.6%	152,451	111,584	36.6%	419,216	19.3%
NYSE Group Matched Volume [3]	2,219	1,727	28.4%	139,784	108,826	28.4%	390,245	13.4%
NYSE Group TRF Volume [4]	90	—	—	5,693	—	—	6,753	—
Total NYSE Listed Consolidated Volume	3,729	2,447	52.4%	234,927	154,162	52.4%	621,506	33.0%

NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	64.9%	72.4%		64.9%	72.4%		67.5%
Matched Volume [3]	59.5%	70.6%		59.5%	70.6%		62.8%
TRF Volume [4]	2.4%	—		2.4%	—		1.1%
NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume [2]	267	126	111.5%	16,790	7,939	111.5%	37,986	58.8%
NYSE Group Matched Volume [3]	231	109	111.6%	14,542	6,873	111.6%	32,821	58.3%
NYSE Group TRF Volume [4]	32	—	—	2,046	—	—	2,684	—
Total NYSE Arca & Amex Listed Consolidated Volume	704	328	114.8%	44,381	20,663	114.8%	100,152	47.5%

NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	37.8%	38.4%		37.8%	38.4%		37.9%
Matched Volume [3]	32.8%	33.3%		32.8%	33.3%		32.8%
TRF Volume [4]	4.6%	—		4.6%	—		2.7%
Nasdaq Listed Issues
NYSE Group Handled Volume [2]	415	477	-13.0%	26,117	30,022	-13.0%	83,601	-11.1%
NYSE Group Matched Volume [3]	338	392	-13.9%	21,270	24,700	-13.9%	68,259	-11.1%
NYSE Group TRF Volume [4]	155	—	—	9,755	—	—	15,834	—
Total Nasdaq Listed Consolidated Volume	2,183	1,870	16.8%	137,525	117,785	16.8%	406,186	5.9%

NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	19.0%	25.5%		19.0%	25.5%		20.6%
Matched Volume [3]	15.5%	21.0%		15.5%	21.0%		16.8%
TRF Volume [4]	7.1%	—		7.1%	—		3.9%
Exchange-Traded Funds [1,5]
NYSE Group Handled Volume [2]	354	171	106.6%	22,302	10,794	106.6%	51,066	56.6%
NYSE Group Matched Volume [3]	315	153	105.6%	19,866	9,663	105.6%	45,582	55.6%
NYSE Group TRF Volume [4]	45	—	—	2,854	—	—	3,873	—
Total ETF Consolidated Volume	862	394	118.7%	54,277	24,819	118.7%	120,485	59.0%

NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	41.1%	43.5%		41.1%	43.5%		42.4%
Matched Volume [3]	36.6%	38.9%		36.6%	38.9%		37.8%
TRF Volume [4]	5.3%	—		5.3%	—		3.2%

Please refer to footnotes on the following page.

NYSE Euronext

Selected Statistical Data:

Volume Summary—Derivatives Products

	Average Daily Volume			Total Volume			Total Volume
(Unaudited; contracts in thousands)	Q3 ‘07	Q3 ‘06	% Chg	Q3 ‘07	Q3 ‘06	% Chg	YTD 2007	% Chg vs. YTD 2006
Number of Trading Days—European Markets	65	65	—	65	65	—	191
Number of Trading Days—U.S. Markets	63	63	—	63	63	—	187

European Derivatives Products	4,187	2,712	54.4%	272,185	176,283	54.4%	724,428	28.7%

Total Interest Rate Products	2,469	1,641	50.4%	160,499	106,686	50.4%	398,665	26.0%

Short Term Interest Rate Products	2,357	1,557	51.3%	153,187	101,217	51.3%	376,768	25.9%
Medium and Long Term Interest Rate Products	112	84	33.7%	7,312	5,469	33.7%	21,898	28.0%

Total Equity Products [6]	1,665	1,025	62.4%	108,196	66,642	62.4%	316,092	32.3%

Total Individual Equity Products	1,008	578	74.3%	65,520	37,590	74.3%	199,464	36.1%
Total Equity Index Products	657	447	46.9%	42,676	29,052	46.9%	116,627	26.3%

of which Bclear	374	140	167.9%	24,330	9,081	167.9%	89,780	111.0%
Individual Equity Products	298	93	220.9%	19,350	6,030	220.9%	75,360	135.9%
Equity Index Products	77	47	63.2%	4,979	3,051	63.2%	14,420	36.1%

Commodity Products	52	42	23.6%	3,375	2,731	23.6%	9,315	26.7%

Currency Products	2	3	-49.1%	114	225	-49.1%	355	-11.9%

U.S. Derivatives Products—Equity Options[7]

NYSE Arca Options Contracts	1,281	699	83.3%	80,733	44,048	83.3%	220,458	61.3%
Total Consolidated Options Contracts	10,872	6,815	59.5%	684,924	429,351	59.5%	1,822,393	35.4%
NYSE Group Share of Total	11.8%	10.3%		11.8%	10.3%		12.1%	1.9%

[1]	Includes all volume executed in NYSE Group crossing sessions.
[2]

Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

[3]	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.
[4]	Represents NYSE’s volume in FINRA/NYSE Trade Reporting Facility (TRF).
[5]	Data included in previously identified categories.
[6]	Includes all trading activities for Bclear, Liffe’s clearing service for wholesale equity derivatives.
[7]	Includes trading in U.S. equity options contracts, not equity-index options.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

All trading activity is single-counted, except European cash trading which is double counted to include both buys and sells.

NYSE Euronext

Selected Statistical Data:

Other Operating Statistics

	Three Months Ended
(Unaudited)	September 30, 2007	June 30, 2007	September 30, 2006
NYSE Euronext Listed Issuers

NYSE Listed Issuers
NYSE listed issuers[1]	2,706	2,730	2,704
Number of new issuer listings[1]	54	70	35
Capital raised in connection with new listings ($mm)[2]	$8,393	$12,835	$3,259

Euronext Listed Issuers
Euronext listed issuers[1]	1,186	1,197	1,209
Number of new issuer listings[3]	37	45	26
Capital raised in connection with new listings ($mm)[2]	$2,709	$4,482	$3,208

NYSE Euronext Market Data[4]

NYSE Market Data
Share of Tape A revenues (%)	63.3%	69.5%	82.0%
Share of Tape B revenues (%)	32.7%	32.2%	35.2%
Share of Tape C revenues (%)	20.3%	21.7%	24.5%
Professional subscribers (Tape A)	445,606	434,100	417,642

Euronext Market Data
Number of terminals	216,654	212,374	206,534

NYSE Euronext Operating Expenses

NYSE Euronext employee headcount[5]
NYSE Euronext headcount excluding GL Trade	3,146	3,644	3,958
GL Trade headcount	1,409	1,323	1,139

NYSE Euronext Financial Statistics

NYSE Euronext foreign exchange rate (€/US$)
Average €/US$ exchange rate for the quarter	$1.375	$1.348	$1.274

[1]

Figures for NYSE listed issuers include listed operating companies, closed-end funds, and ETFs, and do not include NYSE Arca, Inc. or structured products listed on the NYSE. There were 48 ETFs and 14 operating companies exclusively listed on NYSE Arca, Inc. as of September 30, 2007. There were 490 structured products listed on the NYSE as of September 30, 2007.

Figures for Euronext present the operating companies listed on Eurolist, Alternext, and Free Market, and do not include closed-end funds, ETFs and structured product (warrants and certificates). At the end of September 2007, 109 companies were listed on Alternext and 216 ETFs were listed on NextTrack.

[2]

Euronext figures show capital raised in millions of euros by operating companies listed on Eurolist and do not include Alternext, Free Market and close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of USD by operating companies listed on NYSE and Arca exchanges and do not include closed-end funds, ETFs and structured products.

[3]	Euronext figures include operating companies listed on Eurolist, Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).
[4]

Tape A represents NYSE listed securities, “Tape B” represents NYSE Arca and Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per the SEC’s Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on share of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis.

[5]

Headcount figures are presented as of quarter end. NYSE Euronext owns approximately 40% of the common equity of GL Trade, which is listed separately on Eurolist by Euronext in Paris. NYSE Euronext consolidates the results of GL Trade. Effective July 30, 2007, approximately 427 NYSE Euronext employees were transferred to Financial Industry Regulatory Authority (FINRA) and are no longer employees of NYSE Euronext.

Source: NYSE Euronext

Sources of Revenues

Activity Assessment

The NYSE and NYSE Arca, Inc. pay fees to the SEC pursuant to Section 31 of the Securities Exchange Act of 1934. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca, Inc., and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

Cash Trading

The NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2006 allowed further alignment of transaction revenue with executed volume.

On NYSE Arca, transaction fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out, and (ii) customer orders of equity options traded or cleared through NYSE Arca.

Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Lisbon and Paris. For historical reasons relating to Euronext’s prior ownership of Clearnet, part of the trading fee consists of a commission paid by LCH.Clearnet to Euronext in exchange for the service provided by Euronext in bringing new clients to the clearing house.

This “Exchange fee” for cash trading activity is based, in the case of trades executed on Euronext Paris and Brussels, on a flat fee per trade, which increases incrementally as the size of the trade increases, although (the fees applied to trades on Brussels, Amsterdam and Paris differ). The Exchange fee for trades executed on Euronext Amsterdam and Lisbon is also based on a flat fee per trade, although it remains fixed despite the size of the trade. Beginning in January 2008, the Exchange fee will be invoiced directly by Euronext. In addition, the Exchange fee applicable to securities traded on Euronext Paris will decrease as of January 2008. The Exchange fee applicable to securities traded on Euronext Amsterdam, Brussels and Lisbon will not change from the current rate.

Revenue from cash trading in any given period depends primarily on the number of trades executed on Euronext, the number of shares traded on NYSE and NYSE Arca, and the fee charged for execution. The level of trading activity is heavily influenced by general market conditions. Other factors that may impact the level of trading activity include the number and financial health of companies listed on NYSE Euronext’s cash markets and general competitive conditions.

NYSE Euronext’s cash trading pricing structures continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Euronext’s opportunities for revenue growth and efficiency improvement. We seek to better capture value for the services rendered by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Euronext earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS and European Commission’s Market in Financial Instruments Directive (or “MiFID”), which have the potential to impact our competitive environment.

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for the (i) execution of trades of derivatives contracts on Euronext’s derivatives markets in Paris, London, Amsterdam, Brussels and Lisbon, and (ii) execution of options contracts traded on NYSE Arca.

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

•

Bclear is one of three services for wholesale equity derivatives that Euronext launched in 2005. Nearly all equity derivative contracts listed in Liffe’s five centers and more than 700 underlyings listed in other non-Euronext markets are listed on Bclear. The Bclear fee structure is based on a per lot fee per side up to a fee cap per trade.

•	Interest rate products: a flat fee per lot is charged for these products, which are available in London.

•	Commodity products: a flat fee per lot is charged for these products, which are available in London and Paris.

Each Liffe center, except for Lisbon, provides preferred rates to market makers as follows:

•

In London, with respect to single equity options, market makers may be categorized as primary market makers (PMMs) or primary liquidity providers (PLPs), both of which receive fee discounts on business they transact in such market making capacity. The discounts are proportional to their quoting performance. For the FTSE 100 Index options contract (ESX), PMMs receive fee discounts that are proportionate to their quoting performances and designated market makers (DMMs) receive fee discounts based on target volumes.

•

In Paris, with respect to single equity options, market makers may be categorized as PMMs, PLPs or responding market makers (RMMs) that receive fee discounts on business they transact in their market making capacity. The discounts are proportional to their quoting performance. For the CAC40 options contract, PMMs and RMMs receive fee discounts that are proportional to their quoting performance. A specific regime governs FTSEurofirst futures designated market makers DMM.

•

In Amsterdam, on single equity options and on the AEX Index options, PMMs and competitive market makers (CMMs) pay a liquidity provider fee (€0.07 per lot) on the category, or Euronext Class Combination (ECC), in which they make a market.

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

There are two types of fees applicable to companies listed on the NYSE and NYSE Arca – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action related. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca, Inc. in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, and mergers and acquisitions, which are subject to a minimum and maximum fee.

Annual fees are charged based on the number of outstanding shares of the listed company at the end of the previous year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro-rata basis over the calendar year. Original fees are recognized as income on a straight-line basis over estimated service periods of 10 years for the NYSE and the Euronext cash equities markets and 5 years for NYSE Arca, Inc. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

Listing fees for the Euronext subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in initial public offerings and tender offers. Revenues from listing fees relate primarily to the number of shares outstanding.

Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris also charges centralization fees for collecting and allocating retail investor orders in initial public offerings and tender offers.

The revenue NYSE Euronext derives from listing fees is primarily dependent on the number and size of new company listings and tender offers. The number and size of new company listings and tender offers in any period depends primarily on factors outside of NYSE Euronext’s control, including general economic conditions in Europe and the United States (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.

Market Data

NYSE Group collects market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities that are listed on NYSE Arca, AMEX, other regional exchanges and Nasdaq. These revenues are influenced by demand for the data by professional and non-professional subscribers. In addition, NYSE Group receives fees for the display of data on television and for vendor access. NYSE Group proprietary products make market data available to subscribers covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. NYSE Group proprietary data products also include the sale of historical price information and corporate action information.

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

Software and technology services

Revenue from sale of software primarily consists of (i) license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses, and (ii) sales of software and technology by NYSE TransactTools.

Revenues from license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses are generated primarily by GL TRADE. GL TRADE, a subsidiary of Euronext, is a global provider of front to back-office solutions for international financial institutions on both the buy side and the sell side.

GL TRADE’s revenues are earned mainly from annual subscriptions to its software and technology offerings. Subscriptions generally have an initial term of two years, and are renewed annually absent notice of cancellation. Most subscription contracts are on a calendar year basis and are generally paid in advance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements, with the unrealized portions of invoiced subscription fees recorded as deferred revenue. Because of the annual nature of subscription agreements, changes in subscription revenues typically lag developments in the markets that GL TRADE serves. Subscription fees include basic service packages. Customers are invoiced separately for GL TRADE’s enhanced service packages. A portion of GL TRADE’s revenues, principally for its advanced order management offering, are derived from sales of five-year software licenses, which are generally accompanied by annual maintenance and service contracts. The bulk of GL TRADE’s revenues from these arrangements are recorded at the time of the license sale, while the maintenance contracts are typically renewed over time and thus generate recurrent revenues. As a result, a major license contract can have a significant impact on GL TRADE’s revenues for a given period, which will not necessarily carry forward to the same extent into future periods.

NYSE TransactTools revenues are generated primarily from connectivity services related to the SFTI network, software license and maintenance fees, and strategic consulting services. Customers pay to gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider. SFTI revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI data centers, and customers typically sign multi-year contracts. co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from sales of NYSE TransactTools’ enterprise software platform, which provides low-latency messaging and trade lifecycle management. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

Regulatory

For the three and nine months ended September 30, 2007, the principal regulatory fees charged to member organizations of NYSE and NYSE Arca, Inc. included (i) a regulatory fee based on Gross Focus revenues charged to NYSE member organizations (specifically $0.42 per $1,000 of Gross Focus revenues generated by member broker-dealers, which are reported on a six-month lag basis), (ii) a fee based on number of registered representatives charged to NYSE Arca, Inc. member organizations, and (iii) various regulatory fees charged to specialists and floor brokers on NYSE, and to market makers, order routing firms and other broker-dealers on NYSE Arca, Inc.

On July 30, 2007, however, the member firm regulatory functions of NYSE Regulation and related revenues (primarily fees based on Gross Focus revenues) were transferred to FINRA. As a result, effective as of that date and for the remainder of 2007, 75% of the NYSE fee based on Gross Focus revenues will be paid to FINRA. Effective as of January 1, 2008, the NYSE fee based on Gross Focus revenues will be reduced to 25% of its present level.

Other

Other revenue consists of trading license fees, facility and other services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor and clearance and settlement activities derived from Euronext businesses.

For fiscal 2007, NYSE Group sold 1,065 trading licenses at an annual price of $50,000 per license, which is payable in equal monthly increments over the course of the year. The NYSE has made available a maximum of 1,366 trading licenses. Holders of trading licenses have the right to cancel their trading license prior to the end of the year. As of September 30, 2007, there were 735 trading licenses outstanding.

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

As of September 1, 2007, the NYSE established a system to provide variable payments to specialist firms for liquidity provision (“Liquidity Provision Payment” or “LPP”). LPPs are based on two revenue sources in NYSE-listed securities (excluding exchange traded funds): (i) the NYSE’s share of market data revenue derived from quoting share; and (ii) the NYSE’s transaction fee revenue.

Share of Market Data Revenue Derived from Quoting Share

Pursuant to Regulation NMS, the SEC revised the formula for the distribution by the Consolidated Tape Association (“CTA”) of market data quote revenue in NYSE-listed securities (Network A) among the various markets (the “Revenue Allocation Formula”). As revised, the Revenue Allocation Formula established a “Quoting Share” to reward markets that quote at the National Best Bid and Offer. The LPP is based upon the Quoting Share revenue associated with each security a specialist firm trades.

Transaction Fee Revenue

The NYSE also created a payment pool (the “LPP Pool”) consisting of the NYSE’s NYSE-listed stock transaction revenue on matched volume (excluding crossing services) in both electronic and manually executed transactions to provide LPPs to the specialist firms. The LPP Pool size was originally set at 25% of the above-noted NYSE transaction revenue and was changed as of October 1, 2007, to 20% per month for each of the last three months of 2007 and 18% per month starting January 2008. The size of the LPP Pool varies month-to-month as NYSE volume changes. Each individual specialist firm is allocated a portion of these revenues based exclusively on its trading performance in any month. A specialist firm’s allocation increases if its performance as a liquidity provider improves relative to the other specialist firms. The allocation formula weights specialist liquidity in a given security by a 0.75 exponential calculation and then reweights the resultant number for each security by multiplying it by the percentage representing the NYSE’s regular-hours market share in that security. The 0.75 exponential calculation provides additional weighting to less liquid stocks.

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

Other Operating Expenses

Other Operating Expenses include merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger Expenses and Exit Costs.

Merger expenses and exit costs consist of severance costs and related curtailment losses, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the combination transaction with Euronext.

Compensation.

NYSE Euronext’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical and supplemental executive retirement plan (“SERP”) charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Systems and Communications.

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

Professional Services.

NYSE Euronext’s professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees. NYSE Euronext’s historical spending related to professional services consists principally of legal and consulting expenses.

Depreciation and Amortization.

This item includes costs from depreciating fixed assets (including computer hardware and capitalized software) and amortizing intangible assets over their estimated useful lives.

Occupancy.

Occupancy includes costs related to NYSE Euronext’s leased premises, as well as real estate taxes and maintenance of owned premises.

Marketing and Other.

Marketing and other expenses includes advertising, printing and promotion expenses, insurance premiums, travel and entertainment expenses as well as other administrative expenses.

Regulatory Fine Income

Regulatory fine income is generated from fines levied by NYSE Regulation, which regulates and monitors trading on the NYSE and NYSE Arca. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on the NYSE and NYSE Arca. Regulatory fines are used for regulatory purposes.

Regulatory fine income will decrease in future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA.

Results of Operations

For the nine months ended September 30, 2007, the results of operations of NYSE Euronext included the results of NYSE Group for the full period and the results of operations of Euronext since April 4, 2007, the date that the combination of NYSE Group and Euronext was consummated. For the same period a year ago, the results of operations of NYSE Euronext only included the results of NYSE Group.

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

The following table sets forth NYSE Euronext’s consolidated statements of income for the three months ended September 30, 2007 and 2006, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended September 30, 2007, as compared to such item for the three months ended September 30, 2006.

(Dollars in Millions)	Three months ended September 30,		Percent Increase (Decrease)
	2007	2006
Revenues
Activity assessment	$131	$163	(20)%
Cash trading	466	171	173%
Derivatives trading	243	9	2,600%
Listing	96	89	8%
Market data	101	57	77%
Software and technology services	96	28	243%
Regulatory	29	50	(42)%
Other	36	35	3%

Total revenues	1,198	602	99%
Section 31 fees	(131)	(163)	(20)%
Merger expenses and exit costs	(22)	(8)	175%
Compensation	(202)	(130)	55%
Liquidity payments	(211)	(66)	220%
Routing and clearing	(64)	(20)	220%
Systems and communications	(89)	(30)	197%
Professional services	(30)	(28)	7%
Depreciation and amortization	(71)	(35)	103%
Occupancy	(35)	(23)	52%
Marketing and other	(55)	(24)	129%
Regulatory fine income	10	11	(9)%

Operating income	298	86	247%
Interest expense	(46)	(1)	4,500%
Investment income	25	13	92%
Gain on sale of equity investment	32	—	100%
Income from associates	6	—	100%
Other income	5	17	(71)%

Income before income tax provision and minority interest	320	115	178%
Income tax provision	(52)	(46)	13%
Minority interest	(10)	(1)	900%

Net income	$258	$68	279%

Highlights

For the three months ended September 30, 2007, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $1,067 million, $298 million and $258 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $439 million, $86 million and $68 million, respectively, for the three months ended September 30, 2006.

The $628 million increase in revenues (excluding activity assessment fees), $212 million increase in operating income and $190 million increase in net income for the period reflect the following principal factors:

Increased revenues – Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $503 million for the three months ended September 30, 2007, which was the primary driver of the period-over-period increase. Higher U.S. trading volumes also contributed to increased revenues.

Increased operating income – The period-over-period increase in operating income of $212 million was the result of Euronext’s contribution to operating income of $211 million, as well as other revenue growth and overall operating efficiencies as we continue to meet our integration goals.

Improved net income – Period-over- period, net income increased $190 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

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

Revenues

	Three months ended
	September 30, 2007			September 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$131	$—	$131	$163	—	$163
Cash trading	323	143	466	171	—	171
Derivatives trading	21	222	243	9	—	9
Listing	91	5	96	89	—	89
Market data	52	49	101	57	—	57
Other	77	84	161	113	—	113

Total revenues	$695	$503	$1,198	$602	—	$602

Cash trading. For the three months ended September 30, 2007, U.S. Operations contributed $323 million to NYSE Euronext’s cash trading revenues, a $152 million increase as compared to September 30, 2006. The primary drivers for this increase were pricing structure changes throughout 2006 on both the NYSE and NYSE Arca, Inc. and increased trading volume. European Operations contributed $143 million in revenues, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, in addition to positive structural trading trends (high frequency algorithmic trading), good performance overall in the main European indices and market volatility resulting in increased trading volumes.

Derivatives trading. Derivatives trading revenues increased by $234 million to $243 million, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext and market volatility resulting in increased trading volumes both in the United States and in Europe.

Listing. For the three months ended September 30, 2007, listing fees was $96 million, an increase of $7 million from the comparable period a year ago, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 business combination between NYSE Group and Euronext.

Market data. For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, market data revenue increased $44 million, or 77%, primarily reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext and the impact of price increases for market data recently introduced by Euronext. This increase was partially offset by lower market data revenue in the United States following a decline in the NYSE’s share of Tape A revenues.

Other. For the three months ended September 30, 2007, other revenues increased $48 million, or 42%, to $161 million. European Operations was the primary driver in this increase reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext, along with the impact of business acquisitions by GL Trade. Partially offsetting this increase, (i) U.S. Operations’ regulatory revenue decreased $21 million as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA, (ii) U.S. Operations’ software and technology services revenue decreased $3 million primarily as a result of a reduction in the amount of services provided by SIAC to AMEX and DTCC, and (iii) U.S. Operations’ other revenue decreased $11 million as a result of the discontinuation of the specialist trading privilege fee in December 2006 and the overall attrition in population on the NYSE’s trading floor.

Expenses

	Three months ended
	September 30, 2007				September 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Liquidity payments	$(166)	$(45)	—	$(211)	$(66)	—	—	$(66)
Routing and clearing	(64)	—	—	(64)	(20)	—	—	(20)
Other operating expenses	(379)	(247)	(9)	(635)	(437)	—	(4)	(441)
Regulatory fine income	10	—	—	10	11	—	—	11

Liquidity Payments

For the three months ended September 30, 2007, liquidity payments were $211 million, an increase of $145 million compared to the three months ended September 30, 2006. This increase reflects (i) changes in the NYSE’s pricing structure implemented during December 2006, including a fixed monthly specialist rebate, coupled with increased trading volumes on our U.S. cash markets, (ii) the implementation of the SEC’s option penny pilot program on NYSE Arca, (iii) the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext and (iv) increased trading volatility in the European derivatives markets.

Routing and Clearing

For the three months ended September 30, 2007, routing and clearing fees were $64 million, an increase of $44 million compared to the three months ended September 30, 2006. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the three months ended September 30, 2007, NYSE Euronext incurred $22 million in merger expenses and exit costs consisting primarily of accelerated amortization on certain software and other equipment’s useful lives, and professional and other fees incurred in connection with both the acquisition of Archipelago Holdings on March 7, 2006 and the combination with Euronext on April 4, 2007.

Compensation. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, compensation increased $72 million, or 55%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination between the businesses of NYSE Group and Euronext, was the driver for the increase. Partially offsetting this increase was a decrease in U.S. Operations’ compensation related to (i) staff reductions including the 427 employees transferred to FINRA in July 2007 and the workforce reduction of more than 500 positions during the fourth quarter of 2006, (ii) elimination of certain post retirement benefits during 2007, and (iii) consolidation of benefit plans.

Systems and communications. For the three months ended September 30, 2007, systems and communications expenses increased $59 million, or 197%, primarily due to the European Operations reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, along with the impact of other business acquisitions in Europe.

Professional Services. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, professional services expenses increased $2 million, or 7%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination between the businesses of NYSE Group and Euronext, contributed to this increase, partially offset by reduced legal fees and the achievement of certain integration synergies in the U.S.

Depreciation and amortization. For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, depreciation and amortization expense increased $36 million, or 103%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for the increase.

Occupancy. For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, occupancy increased $12 million, or 52%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for the increase. Partially offsetting the inclusion of European Operations, occupancy expenses incurred by U.S. Operations decreased reflecting cost containment initiatives.

Marketing and other. For the three months ended September 30, 2007 compared to the three months ended September 30, 2006, marketing and other expenses increased $31 million, or 129%, primarily as a result of the impact of European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Regulatory Fine Income

For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, regulatory fine income decreased $1 million to $10 million. Regulatory fines result from actions taken by NYSE Regulation, Inc. in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. Regulatory fine income will decrease in future periods as a result of the creation of FINRA.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Investment income

Consolidation of interest and investment income from Euronext and the favorable impact of rising interest rates on cash, cash equivalents and short term financial investments were the primary factors in the $12 million increase in investment income.

Gain on Sale of Equity Investment

For the three months ended September 30, 2007, NYSE Euronext recorded a $32 million gain on the sale of the member firm regulatory functions of NYSE Regulation to FINRA.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, including AEMS, MTS (through September 14, 2007) and Powernext.

Other Income

For the three months ended September 30, 2007, other income of $5 million primarily reflected the receipt of insurance reimbursements, which may vary period over period.

Minority Interest

For the three months ended September 30, 2007, NYSE Euronext recorded minority interest of $10 million primarily representing 2.32% of the Euronext N.V. income for the period, which corresponds to the percentage of voting rights that were not tendered during the initial exchange offer period. During the same period a year ago, NYSE Euronext recorded minority interest until November 1, 2006 when it purchased the one-third ownership stake in SIAC previously held by AMEX.

Income Taxes

For the three months ended September 30, 2007, NYSE Euronext provided for income taxes at a 33.7% annual effective tax rate which reflects foreign earnings taxed at lower rates. Including a discrete deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom, the applicable tax rate for the three months ended September 30, 2007 was 16.4%. For the three months ended September 30, 2006, NYSE Euronext provided for income taxes at a 40.5% combined federal, state and local tax rate.

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

The following table sets forth NYSE Euronext’s consolidated statements of income for the nine months ended September 30, 2007 and 2006, as well as the percentage increase or decrease for each consolidated statement of income item for the nine months ended September 30, 2007, as compared to such item for the nine months ended September 30, 2006:

	Nine months ended September 30,
(Dollars in Millions)	2007	2006	Percent Increase (Decrease)
Revenues
Activity assessment	$432	$492	(12)%
Cash trading	1,103	432	155%
Derivatives trading	441	22	1,905%
Listing	285	266	7%
Market data	270	166	63%
Software and technology services	213	109	95%
Regulatory	135	136	(1)%
Other	100	94	6%

Total revenues	2,979	1,717	74%

Section 31 fees	(432)	(492)	(12)%
Merger expenses and exit costs	(49)	(20)	145%
Compensation	(515)	(437)	18%
Liquidity payments, routing and clearing	(510)	(160)	219%
Routing and clearing	(164)	(49)	235%
Systems and communications	(198)	(90)	120%
Professional services	(84)	(86)	(2)%
Depreciation and amortization	(177)	(99)	79%
Occupancy	(90)	(63)	43%
Marketing and other	(127)	(72)	76%
Regulatory fine income	19	34	(44)%

	652	183	256%

Interest expense	(91)	(2)	4,450%
Investment income	57	33	73%
Gain on sale of equity investment	34	21	62%
Income from associates	9	—	100%
Other income	18	32	(44)%

Income before income tax provision and minority interest	679	267	154%

Income tax provision	(177)	(105)	69%
Minority interest	(16)	(3)	433%

Net income	$486	$159	206%

Highlights

For the nine months ended September 30, 2007, the results of operations of NYSE Euronext included the results of NYSE Group and the results of operations of Euronext following the April 4, 2007 combination of the businesses of NYSE Group and Euronext. For the same period a year ago, the results of operations of NYSE Euronext only included the results of NYSE, SIAC and the results of operations of NYSE Arca following the March 7, 2006 merger of NYSE Group and Archipelago.

For the nine months ended September 30, 2007, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $2,547 million, $652 million and $486 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,225 million, $183 million and $159 million, respectively, for the nine months ended September 30, 2006.

The $1,322 million increase in revenues (excluding activity assessment fees), $469 million increase in operating income and $327 million increase in net income for the period reflect the following principal factors:

Increased revenues – Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $926 million for the nine months ended September 30, 2007, which was the primary driver of the period-over-period increase. Additionally, NYSE Arca’s results which were consolidated for the full nine months ended September 30, 2007 contributed an additional $381 million in revenues (excluding activity assessment fees) as compared to the nine months ended September 30, 2006 (which only included NYSE Arca’s results subsequent to the March 8, 2006 merger between NYSE Group and Archipelago).

Increased operating income – The period-over-period increase in operating income of $469 million was the result of Euronext’s contribution to operating income of $373 million, as well as the inclusion of NYSE Arca’s results for the full nine months ended September 30, 2007, as well as overall operating efficiencies as we continue to meet our integration goals.

Improved net income – Period-over-period, net income increased $327 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

Consolidated and Segment Results

Revenues

	Nine months ended
(Dollars in Millions)	September 30, 2007			September 30, 2006
	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$432	$—	$432	$492	$—	$492
Cash trading	841	262	1,103	432	—	432
Derivative trading	50	391	441	22	—	22
Listing	271	14	285	266	—	266
Market data	173	97	270	166	—	166
Other	286	162	448	339	—	339

Total revenues	$2,053	$926	$2,979	$1,717	$—	$1,717

Cash trading. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, U.S. Operations cash trading revenues increased $409 million primarily as a result of the consolidation of NYSE Arca for the full nine months ended September 30, 2007, pricing changes and increased volumes. European Operations contributed $262 million in cash trading revenues reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, in addition to positive structural trading trends (high frequency algorithmic trading), good performance overall in the main European indices and market volatility resulting in increased trading volumes.

Derivatives trading. Derivatives trading revenue increased $419 million to $441 million, reflecting the impact of Euronext’s operations subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, and the consolidation of NYSE Arca for the full nine months ended September 30, 2007 and market volatility resulting in increased trading volumes both in the United States and in Europe.

Listing. For the nine months ended September 30, 2007, U.S. Operations listing fees were $271 million, an increase of $5 million from the comparable period a year ago. An increase in the aggregate number of shares listed from approximately from 408 billion to 414 billion and the resulting increase in annual fees billed at the beginning of the year contributed to the increase. European Operations contributed $14 million to listing fees reflecting the impact of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext.

Market data. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, U.S. Operations market data revenue increased $7 million, or 4%, as a result of the consolidation of NYSE Arca for the full nine months ended September 30, 2007 which was partially offset by lower marker date revenue in the Unites States following a decline in the NYSE’s share of Tape A revenues. European Operations contributed $97 million in revenues for the nine months ended September 30, 2007, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext and the impact of price increases for market data recently introduced by Euronext.

Other. For the nine months ended September 30, 2007, other revenues increased $109 million, or 32%, to $448 million. European Operations was the primary driver in this increase reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext. Partially offsetting this increase, (i) U.S. Operations’ software and technology services revenue decreased $33 million primarily as a result of a reduction in the amount of services provided by SIAC to AMEX and DTCC, and (ii) U.S. Operations’ other revenue decreased $19 million as a result of the discontinuation of the specialist trading privilege fee in December 2006 and the overall attrition in population on the NYSE’s trading floor.

Expenses

	Nine months ended
	September 30, 2007				September 30, 2006
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and other	Total	U.S. Operations	European Operations	Corporate and other	Total
Liquidity payments	$(438)	$(72)	$—	$(510)	$(160)	$—	—	$(160)
Routing and clearing	(164)	—	—	(164)	(49)	—		(49)
Other operating expenses	(1,169)	(481)	(22)	(1,672)	(1,345)	—	(14)	(1,359)
Regulatory fine income	19	—	—	19	34	—	—	34

Liquidity Payments

For the nine months ended September 30, 2007, liquidity payments increased $350 million. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext, accounted for $72 million of liquidity payments. The $278 million increase for U.S. Operations reflected (i) changes in the NYSE’s pricing structure implemented during December 2006, including a fixed monthly specialist rebate, coupled with increased trading volumes in our U.S. cash markets, (ii) the implementation of the option penny pilot program, (iii) the contribution of NYSE Arca for the full nine months ended September 30, 2007, and (iv) increased trading volumes on our U.S. cash markets.

Routing and Clearing

For the nine months ended September 30, 2007, routing and clearing fees were $164 million, an increase of $115 million compared to the nine months ended September 30, 2006. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the nine months ended September 30, 2007, NYSE Euronext incurred $49 million in merger expenses and exit costs, consisting primarily of accelerated amortization on certain software and other equipment’s useful lives, professional and other fees incurred in connection with the NYSE Group and Euronext combination on April 4, 2007, as well as other exit costs incurred in connection with the integration of the Archipelago businesses.

Compensation. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, compensation expense increased $78 million, or 18%, reflecting the contribution from European Operations subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, for which there is no comparison for the same period a year ago. Partially offsetting this increase, U.S. Operations compensation decreased as a result of (i) staff reductions including the 427 employees transferred to FINRA on July 30, 2007 and the workforce reduction of more than 500 positions during the fourth quarter of 2006, (ii) a curtailment gain resulting from the elimination of certain post retirement benefits during the nine months ended September 30, 2007, (iii) a charge recorded at the time of the March 2006 merger between NYSE and Archipelago following the immediate vesting of certain restricted stock units and deferred compensation granted to NYSE employees, and (iv) consolidation of benefit plans.

Systems and communications. For the nine months ended September 30, 2007, systems and communications expense increased $108 million, or 120%, primarily reflecting the impact of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, along with the impact of other business acquisitions in Europe.

Professional services. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, professional services decreased $2 million, or 2%, despite the contribution of European Operations subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext for which there is no comparison for the same period a year ago. More than offsetting this increase, U.S. Operations professional services expense decreased due to reduced legal fees and the achievement of certain integration synergies.

Depreciation and amortization. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, depreciation and amortization increased $78 million, or 79%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for this increase with U.S. Operations adding to it due to the contribution of NYSE Arca for the full nine months ended September 30, 2007.

Occupancy. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, occupancy expense increased $27 million, or 43%, primarily as a result of European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Marketing and other. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, marketing and other expense increased $55 million, or 76%, primarily from European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Regulatory Fine Income

For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, regulatory fine income decreased $15 million to $19 million. Regulatory fines result from actions taken by NYSE Regulation in its oversight of NYSE and NYSE Arca member organizations and accordingly may vary period over period. Regulatory fine income will decrease in future periods as a result of the creation of FINRA.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Investment income

Consolidation of interest and investment income from Euronext and the favorable impact of rising interest rates on cash, cash equivalents and short term financial investments were the primary factors in the $24 million increase in investment income.

Gain on Sale of Equity Investment

For the nine months ended September 30, 2007, NYSE Euronext recorded

$34 million of gain on sale of equity investment, primarily in relation to the sale of the member firm regulatory functions of NYSE Regulation to FINRA. During the comparable period a year ago, NYSE Euronext sold its shares of DTCC common stock for a $23 million cash payment and realized a $21 million gain.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, including AEMS, MTS (through September 14, 2007) and Powernext.

Other Income

For the nine months ended September 30, 2007, other income of $18 million primarily reflected the receipt of insurance reimbursements, which amount may vary period-over-period.

Minority Interest

For the nine months ended September 30, 2007, NYSE Euronext recorded a $16 million minority interest primarily representing 2.32% of the Euronext N.V. income for the period from April 4 to September 30, 2007, which corresponds to the percentage of voting rights that were not tendered during the initial exchange offer period. During the same period a year ago, NYSE Euronext recorded minority interest until November 1, 2006 when it purchased the one-third ownership stake in SIAC previously held by AMEX.

Income Taxes

For the nine months ended September 30, 2007, NYSE Euronext provided for income taxes at a 33.7% annual effective tax rate which reflects foreign earnings taxed at lower rates. Including a discrete deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom, the tax rate for the three months ended September 30, 2007 was 26.0%. For the nine months ended September 30, 2006, NYSE Euronext provided for income taxes at a 40.5% combined federal, state and local tax rate.

Liquidity and Capital Resources

NYSE Euronext’s financial policy aims to finance the growth of its business, remunerate shareholders and ensure financial flexibility, while maintaining strong creditworthiness and liquidity. NYSE Euronext’s primary sources of liquidity are cash flows from operating activities, current assets and existing bank facilities, and its liquidity requirements are for working capital, capital expenditures and general corporate purposes.

Cash flows from operating activities

For the nine months ended September 30, 2007, net cash provided by operating activities equaled $421 million, which primarily included net income of $486 million, depreciation of $194 million and increase of deferred revenue by $108 million, partially offset by $361 million decrease in accounts payable, accrued expenses and Section 31 fees payable. Capital expenditures equaled $123 million.

Under the terms of the operating agreement of the New York Stock Exchange, LLC, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of September 30, 2007, NYSE Euronext did not have a significant restricted cash balance.

Liquid funds and financial indebtedness

As of September 30, 2007, NYSE Euronext had approximately $2.7 billion in debt outstanding, $1.4 billion of liquid funds and $1.3 billion in net indebtedness. Liquid funds are defined as current assets readily convertible into cash (cash and cash equivalents, short term financial investments and securities purchased under agreements to resell) less cash held for payment of Section 31 fees to the SEC.

Liquid funds and net indebtedness are computed as follows (in millions):

	September 30, 2007	December 31, 2006
Cash and cash equivalents	$728	$278
Short term financial investments	761	681
Securities purchased under agreements to resell	—	20
Section 31 fees payable	(57)	(251)

Liquid Funds	1,432	728
Short term debt	$2,169	$—
Long term debt	531	—
Total debt	2,700	—
Net indebtedness	1,268	(728)

Liquid funds are managed as a global treasury portfolio of cash equivalents and investments into non-speculative financial instruments, readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

NYSE Euronext’s outstanding debt instruments included the following instruments (in millions):

	Principal amount as of September 30, 2007	Maturity
Commercial paper issued under the global commercial paper program	$2,131	From October 1, 2007 until December 21, 2007
Bond in sterling	£250 ($510)	June 16, 2009
Bank loans	€37 ($53)	From June 24, 2009 until February 19, 2012

The £250 million ($510 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. The bonds mature in June 2009 and do not provide for early redemption.

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

On August 4, 2006, prior to the combination with NYSE Euronext, Euronext entered into a €300 million ($427 million) revolving credit facility available for general corporate purposes and maturing August 4, 2011. As of September 30, 2007, NYSE Euronext therefore had two committed bank credit facilities totaling $3.4 billion, with no amount outstanding under any of these facilities. These credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

Liquidity risk

NYSE Euronext believes that its creditworthiness provides access to a large range of debt products, including bank facilities and publicly and privately issued long and short term debt. As at September 30, 2007, NYSE Euronext’s long term issuer ratings assigned by Standard & Poor’s and Moody’s were AA and A1, respectively.

NYSE Euronext believes that existing cash balances and financing arrangements, along with future cash flows from operations, are sufficient to meet the needs of its current operations and its debt obligations for a period of at least twelve months from September 30, 2007. If existing cash balances are insufficient to meet the needs of its current operations, NYSE Euronext intends to seek additional financing. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting polices reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on the NYSE, NYSE Arca and Euronext – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action related. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE, NYSE Arca, Inc. or Euronext. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca, Inc. in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca, Inc. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

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

General

As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk, credit risk and equity risk. NYSE Euronext has implemented policies and procedures to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent necessary and permitted by local regulation and necessary, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analysis to determine the effects that market risk exposures may have on its business and results of operations.

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial positions or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than 1 year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as at September 30, 2007:

	September 30, 2007
(In millions)	Financial assets	Financial liabilities		Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
dollar	$369	$243		$126	$(1.3)
euro	649	1,944		(1,295)	(13.0)
sterling	213	513	(4)	(300)	(3.0)
Fixed rate positions in
dollar	23	—		23	(0.4)
euro	—	—		—	—
sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than 1 year and fixed rate swapped to floating rate
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk)
(3)	100bp parallel shift of yield curve
(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond

In order to hedge interest rate exposures, NYSE Euronext may enter into over-the-counter interest rate derivative instruments, such as swaps, with counterparties that meet minimum creditworthiness and rating standards. At September 30, 2007, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($510 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to a cash flow risk on its floating rate positions. Because NYSE Euronext is a net borrower in euro and sterling, when interest rates in euro or sterling increase, the net interest and investment income of NYSE Euronext decreases. Based on September 30, 2007 positions, each 1% increase in euro and sterling rates would negatively impact annual income by $13.0 million and $3.0 million, respectively. Because NYSE Euronext is a net lender in dollar, when interest rates in dollar decrease, the net interest and investment income of NYSE Euronext decreases. Based on September 30, 2007 positions, each 1% decrease in dollar rates would negatively impact annual income by $1.3 million.

NYSE Euronext is exposed to a price risk on its fixed rate positions held in its investment portfolio. At September 30, 2007, fixed rate positions with an outstanding maturity or reset date falling in more than 1 year amounted to $23 million. A hypothetical shift of 1% of the interest rate curve would in aggregate impact the fair value of these positions by $0.4 million. More generally, the average duration of the $85 million short term financial investments held in fixed income instruments was 0.5 year.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the three months ended September 30, 2007 is presented by primary foreign currency in the following table:

	Three months ended September 30, 2007
In millions	Euro	Sterling
Average rate in the period	$1.3751	$2.0216
Average rate in the same period one year before	$1.2742	$1.8752
Foreign denominated percentage of
revenues	29%	13%
operating expenses	25%	7%
operating income	39%	33%
Impact of the currency fluctuations (1) on
revenues	$25.2	$11.5
operating expenses	16.6	4.5
operating income	8.6	7.0

(1)	Represents the impact of currency fluctuation in the period compared to the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the following table (in millions):

	September 30, 2007
	Position in euros	Position in sterling
Assets	€5,224	£2,802
of which goodwill	1,361	1,223
Liabilities	2,572	711
of which borrowings	1,368	252

Net currency position	2,652	2,091

Impact on consolidated equity of a 10% decrease in the foreign currency	$(377)	$(426)

At September 30, 2007, NYSE Euronext was exposed to net exposures in euro and sterling, respectively, for €2.7 billion ($3.8 billion) and £2.1 billion ($4.3 billion). The borrowings in euro and sterling, €1.4 billion ($1.9 billion) and £0.3 billion ($0.5 billion), respectively, constitute partial hedge of NYSE Euronext’s net investments. Based on September 30, 2007 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $377 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $426 million. For the nine months ended September 30, 2007, currency exchange rate differences had a positive impact of $394 million on NYSE Euronext’s consolidated equity.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of NYSE Euronext and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended September 30, 2007 in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the three months ended September 30, 2007, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on August 14, 2007; Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 14, 2007; and Part I, Item 3 of the Form 10-K/A filed by NYSE Euronext on May 1, 2007. The disclosures in those filings are incorporated herein by reference, and no other matters were reportable during the period.

In re NYSE Specialists Securities Litigation

On September 18, 2007, the U.S. Court of Appeals for the Second Circuit (“Second Circuit”) issued an opinion affirming in part, and vacating and remanding in part, the district court’s dismissal of all claims against the NYSE. The Second Circuit agreed with the district court that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function and therefore affirmed dismissal of all the claims asserting that the NYSE had failed to effectively regulate specialists during the period 1998-2003. The Second Circuit, however, vacated the district court’s holding that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market, and remanded the matter to the district court for consideration of other grounds for dismissal that the NYSE had asserted in its motion to dismiss, including the plaintiffs’ failure to allege reliance or loss causation. Additional proceedings with respect to the NYSE have not yet been scheduled by the district court.

NYSE Euronext is one of numerous defendants named in a separate class action complaint in the U.S. District Court for the Southern District of New York that alleges violations of federal antitrust laws, federal securities laws, and common law, in connection with the placing of market orders through NYSE’s SuperDOT order routing system. The complaint, which was served in August 2007, contains allegations similar to those asserted in the Specialists matter described above and seeks unspecified compensatory damages, subject to trebling under the antitrust laws. The case is in its initial stages and the defendants have not yet responded to the complaint.

Grasso Litigation

Various appeals in the matter remain pending with the Appellate Division of the New York Supreme Court, and no trial date is currently scheduled. On October 23, 2007, the Appellate Division granted the motion of the New York Attorney General (“NYAG”) for permission to appeal to the New York Court of Appeals from the Appellate Division’s May 2007 order, relating to a different appeal, in which the Appellate Division dismissed four of the NYAG’s six claims against Mr. Grasso. The May 2007 order had held that the NYAG lacked statutory authority to assert those four claims and had reversed the trial court’s denial of Mr. Grasso’s motion to dismiss.

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

For the three months ended September 30, 2007, the following supplements and, to the extent inconsistent therewith, amends our discussion set forth under “Risk Factors” in Part II, Item 1A of the Form 10-Q filed by NYSE Euronext on August 14, 2007 and Part I, Item 3 of the Form 10-K/A filed by NYSE Euronext on May 1, 2007, which disclosures are incorporated herein by reference. No other matters were reportable during the period.

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

In addition, in the last several years, the structure of the exchange sector has changed significantly through demutualizations and consolidations. In response to increasing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The exchange sector is also experiencing consolidation, creating a more intense competitive environment. For example, in the United States, the CBOT and the CME recently completed a merger and each of the Philadelphia Stock Exchange, Inc. and the Boston Stock Exchange, Inc., have also entered into merger agreements with Nasdaq. On June 27, 2007, the shareholders of the International Securities Exchange, Inc. (“ISE”) approved the acquisition of ISE by Eurex, a derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange.

On May 25, 2007, Nasdaq and OMX announced that they had entered into an agreement to combine the two companies. On June 23, 2007, the London Stock Exchange and Borsa Italiana announced their intention to merge. It is anticipated that the process of consolidation in the European exchange sector will continue.

Because of these market trends, NYSE Euronext faces intense competition. If it is unable to compete successfully in this environment, its business, financial condition and operating results will be adversely affected.

Our share of trading in NYSE-listed securities has declined.

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 70.6% for the three months ended September 30, 2006, to 59.5% for the three months ended September 30, 2007. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our share of NYSE-listed trading, or if a decline in our share of trading in NYSE-listed securities makes the NYSE’s market appear less liquid, then our financial condition and operating results could be adversely affected.

In addition, the allocation of market data revenues under the Regulation NMS formula, while complex, is largely tied to market share performance. A decline in NYSE market share lowers the percentage of the National Market Systems tape pool revenues (CTA and UTP) that the NYSE keeps. Furthermore, we recently completed the rollout of the NYSE Hybrid MarketSM, which integrates into one platform aspects of both the physically convened auction market and automated electronic execution. The NYSE Hybrid MarketSM is operating as expected, although additional modifications may be required in future to ensure that the NYSE remains competitive.

Regulatory changes or future court rulings may have an adverse impact on our market data fees.

Market data fees are one of our significant sources of revenues. Regulatory developments, however, could reduce the amount of revenue that we can obtain from this source. The ability to assess fees for market data products is contingent upon receiving approval from the SEC. There continues to be opposing industry viewpoints as to the extent that NYSE Group should be able to charge for market data, and it is conceivable that the SEC may broaden its examination of exchange market data fees. If such an examination is conducted, and the results are detrimental to the NYSE’s ability to charge for market data, there could be a negative impact on our revenues. In addition, in November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national securities exchanges and other self-regulatory organizations (“SROs”) and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive. We cannot predict whether, or in what form, any regulatory changes will take effect, or their impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to take a more active role in the market data rate-setting process, or to reduce the current levels of market data fees could have a material adverse effect on our market data revenues.

In addition, the approach to fees reflected in MiFID, effective in November 2007, which explicitly authorizes market operators to sell trade information on a non-discriminatory commercial basis at a reasonable cost, could be modified by the European Commission or future European court decisions in a manner that may have an adverse impact on NYSE Euronext’s market data fees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Consistent with customary practice in the French securities market, on April 19, 2007, NYSE Euronext entered into a liquidity agreement (contrat de liquidite) (the “Agreement”) with SG Securities (Paris) SAS (“SG”). The Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the Autorité des Marches Financiers (the French securities regulator known as “AMF”). The Agreement authorizes SG to carry out market purchases and sales of NYSE Euronext common stock on Euronext Paris (the “Market”) in France for the account of NYSE Euronext in order to promote the liquidity and the orderly listing of such securities on the Market. Under the Agreement, NYSE Euronext deposited €40 million into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of NYSE Euronext common stock on the Market. Proceeds of sales are deposited into the liquidity account. The Agreement has a term of 12 months and will renew automatically unless otherwise terminated by either party. The Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. (now a subsidiary of NYSE Euronext) with respect to its securities.

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

The following transactions were carried out by SG on the market under the Agreement during the period from July 1, 2007 through September 30, 2007:

Trade Date	Purchases
	Number of shares	Average Price (in USD)	Cost (in USD)
July 1 to 31, 2007	160,616	78.064487	12,538,405.60
August 1 to 31, 2007	174,108	73.790056	12,847,439.11
September 1 to 30, 2007	178,287	73.284355	13,065,647.80
Three months ended September 30, 2007	513,011	74.952569	38,451,492.51

Trade Date	Sales
	Number of shares	Average Price (in USD)	Proceeds (in USD)
July 1 to 31, 2007	251,283	77.936706	19,584,169.34
August 1 to 31, 2007	142,754	73.945263	10,555,982.13
September 1 to 30, 2007	205,998	74.041020	15,252,302.05
Three months ended September 30, 2007	600,035	75.649676	45,392,453.52

Item 6.	Exhibits

Exhibit No.	Description
2.1	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Annex A to the Registrant’s registration statement on Form S-4 (File No. 333-137506)).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

3.2	Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to the Registrant’s registration statement on Form S-8 (File No. 333-141869)).

10.1	Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007.

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: November 13, 2007	By:	/s/ Nelson Chai
Nelson Chai
Chief Financial Officer
(Principal Financial Officer)
NYSE Euronext