Form 10-K
period 2007-12-31
NYSE Euronext
filed 2008-03-25
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 001-368007

NYSE Euronext

(Exact name of registrant as specified in its charter)

Delaware	20-5110848
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

11 Wall Street	10005
New York, N.Y.	(Zip Code)
(Address of principal executive offices)

(212) 656-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $19 billion. As of March 18, 2008, there were 265 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NYSE Euronext’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which will be held on May 15, 2008, are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

NYSE EURONEXT

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

i

EXPLANATORY NOTE

On April 4, 2007, NYSE Group and Euronext combined their businesses and NYSE Euronext became the parent holding company of both NYSE Group and Euronext (herein referred to as the “combination”). Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination. As a result, NYSE Group is the predecessor reporting entity of NYSE Euronext and the results of operations of Euronext are only included in NYSE Euronext’s consolidated results of operations from April 4, 2007.

In addition, on March 7, 2006, Archipelago Holdings, Inc. and the New York Stock Exchange, Inc. combined their businesses and became wholly owned subsidiaries of NYSE Group. As a result, the results of operations of Archipelago Holdings, Inc. have been included in the historical results of operations of NYSE Group since March 8, 2006.

CERTAIN FREQUENTLY USED TERMS

Throughout this Annual Report on Form 10-K, unless otherwise specified or if the context otherwise requires:

•

“Archipelago” refers to Archipelago Holdings, Inc., a Delaware corporation and a wholly owned subsidiary of NYSE Group, and its subsidiaries and, where the context requires, its predecessor, Archipelago Holdings, LLC, a Delaware limited liability company and its subsidiaries;

•

“combination agreement” refers to the Combination Agreement, dated as of June 1, 2006, as amended and restated as of November 24, 2006, by and among NYSE Group, Euronext, NYSE Euronext, and Jefferson Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of NYSE Euronext;

•	“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands and a subsidiary of NYSE Euronext, and its subsidiaries;

•

“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago, which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation and a registered U.S. national securities exchange, and (2) after the completion of such merger on March 7, 2006, New York Stock Exchange LLC, a New York limited liability company, a wholly owned subsidiary of NYSE Group and a registered U.S. national securities exchange, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation;

•

“NYSE Arca” refers to collectively: NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.);

•	“NYSE Arca, Inc.,” where that specific term is used, refers to the entity registered as a U.S. national securities exchange (formerly known as the Pacific Exchange, Inc.);

•	“NYSE Group” refers to NYSE Group, Inc., a Delaware corporation, and its subsidiaries; and

•	“NYSE Euronext,” “we,” “us,” and “our” refers to NYSE Euronext, a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

Forward-looking statements have been made under “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other sections of this Annual Report on Form 10-K. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Item 1A. Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact that these factors will have our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Forward-looking statements include, but are not limited to, statements about:

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of capital;

•	our competitive position and environment;

•	potential growth opportunities available to us;

•	the risks associated with potential acquisitions or alliances;

•	the recruitment and retention of officers and employees;

•	expected levels of compensation;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	protection or enforcement of intellectual property rights;

•	expectations with respect to financial markets, industry trends and general economic conditions;

•	our ability to keep up with rapid technological change;

•	the timing and results of our technology initiatives;

•	the effects of competition; and

•	the impact of future legislation and regulatory changes.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

v

PART I

ITEM 1.	BUSINESS

INFORMATION ABOUT NYSE EURONEXT

NYSE Euronext is the world’s leading and most liquid exchange group with both the highest average daily value of cash trading and the largest market capitalization of listed operating companies of all exchanges. We offer a diverse array of financial products and services, and operate six cash equities and six derivatives exchanges in six countries and two continents. We are a world leader for trading in cash equities, exchange traded funds (“ETFs”) and other structured products, and equity and interest rate derivatives, as well as the creation and global distribution of market information related to trading in these products. NYSE Euronext is the largest listings venue in the world, home to corporations representing over $30 trillion in market capitalization (as of December 31, 2007). We also operate a globally-distributed connectivity network and provide commercial trading and information technology solutions for customers and other exchanges.

NYSE Euronext was organized on May 22, 2006 in connection with the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Prior to then, our company had no assets and did not conduct any material activities other than those incidental to our formation. Following the consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Our principal executive office is located at 11 Wall Street, New York, New York 10005 and our telephone number is (212) 656-3000. Our European headquarters are located at 39 rue Cambon, F 75039 Paris Cedex 01, and our telephone number is +33 1 49 27 10 00.

Competitive Strengths

We have established ourselves as the leading global financial market group with one of the most widely recognized brand names in the world by leveraging a number of key strengths, including:

Most Diverse Range of Products and Services. We provide our customers with a choice in trading alternatives as well as the broadest range of products and services within the global exchange industry, spanning across a number of asset classes. We believe that our operation of multi-asset class markets, which offer an expanded and enhanced range of products and services, reinforces our leadership position in the global financial markets. Our products and services include:

•	Cash Trading: We provide an array of cash trading products and services, including U.S. and European cash equities, ETFs, fixed income products and warrants.

•

Derivatives: We offer customers sophisticated trading in a wide range of interest rate, equity, index, commodity and currency derivative products. Through Liffe, our London-based derivatives exchange, we operate the second largest derivatives market in Europe based on volume and the second largest derivatives market in the world based on average daily value of trading. Through NYSE Arca, we believe we are one of the fastest growing options exchanges in the United States.

•

Listings: We enable the capital formation process for companies around the world by supporting multiple trading venues for a diverse range of issuers to list in both the United States through NYSE and NYSE Arca, and in Europe through Euronext and NYSE Alternext.

•

Market Data and Indices: We offer customers a broad array of market data services that leverage our company’s unique global presence across multiple markets and asset classes. We own and maintain several benchmark indices, including the European flagship indices AEX®, BEL 20®, CAC 40®, PSI 20®, and Euronext 100® indices.

•

Commercial Trading Technology: Through our technology affiliates, including Atos Euronext Market Solutions (“AEMS”), TransactTools, Inc. (“TransactTools”), Wombat Financial Software, Inc. (“Wombat”), Securities Industry Automation Corporation (“SIAC”) and GL TRADE, we are able to offer the global securities marketplace a comprehensive technology platform, including exchange trading platforms, participant access technologies for electronic trading, and market data management and distribution, as well as a rapidly expanding physical network infrastructure, known as Secure Financial Transaction Information, or “SFTI® ”, connecting major market centers and over 1,000 market participants in the United States and Europe. We have positioned ourselves in the global financial marketplace as an open and market neutral infrastructure for connecting market participants to liquidity across geographies and asset classes, enabling us to provide a broad range of technology and services to customers for managing electronic trading.

World’s Largest Cash Equities Market. We maintain the world’s largest pool of liquidity for cash equities and operate the world’s most sizable market for listing and trading cash equity securities, which we believe will drive innovation and efficiency for investors and issuers. During 2007, according to statistics published by World Federation of Exchanges, over one-third of the world’s cash trading took place on our exchanges. The average daily value of cash equity securities traded on our exchanges during 2007 was $141.2 billion, which was greater than the average daily trading value of securities traded on other cash equity exchanges, including Nasdaq ($58.8 billion), the London Stock Exchange ($39.2 billion), the Tokyo Stock Exchange ($23.5 billion), and the Deutsche Börse ($15.7 billion).

World’s Leading Listings Venue. As of December 31, 2007, the aggregate market capitalization for listed operating companies on NYSE Euronext was $30.4 trillion, which is greater than that of the next four largest exchanges combined, including the London Stock Exchange main market ($10.3 trillion), the Tokyo Stock Exchange ($6.2 trillion), Nasdaq ($5.0 trillion), and the Swiss Exchange ($4.9 trillion). In addition, as of December 31, 2007, we listed, on a primary or secondary basis, 70 of the world’s 100 largest companies, based on market capitalization, compared to 36 such companies listed on the London Stock Exchange Group, 20 listed on the Swiss Exchange, 14 listed on the Tokyo Stock Exchange, 18 listed on the Deutsche Börse, and 7 listed on Nasdaq. We are also well-positioned among the emerging growth countries of Brazil, Russia, India and China (including Hong Kong and Taiwan) (collectively referred to as the “BRICs”), listing more companies from these fast growing markets, and with a larger combined market capitalization, than any other exchange group in the world. As of December 31, 2007, we listed 100 companies from the BRIC countries with a combined market capitalization of $2,982 billion, compared with 43 such companies with a combined market capitalization of $791 billion listed on the London Stock Exchange, 79 on Nasdaq with a combined market capitalization of $106 billion, two on the Deutsche Börse with a combined market capitalization of $0.85 billion, and one on the Tokyo Stock Exchange with a market capitalization of $0.60 billion.

World’s Leading Marketplace Group for IPO Capital Raising. As a result of our leadership position for listing and trading cash equity securities, we are the world’s leading marketplace group for raising capital through IPOs. For the year ended December 31, 2007, approximately $80.5 billion in initial public offering (“IPO”) capital was raised by listed issuers on NYSE Euronext’s markets, compared to $46.2 billion raised by listed issuers on the London Stock Exchange (excluding capital raised by listed issuers on the London Stock Exchange’s Alternative Investment Market), $40.1 billion raised on the Hong Kong Stock Exchange, and $20.8 billion raised on Nasdaq.

Highly Experienced and Entrepreneurial Management Team. We are led by a first-class international management team that possesses significant experience in the global securities and derivatives industries with a proven ability to execute transformative transactions and integrate businesses, deliver significant innovation and efficiency, and create value for stakeholders, including shareholders and customers.

Leading Technology. We are an industry leader with a proven ability to deliver highly robust, efficient, reliable and scalable technology platforms in cash and derivatives trading, and in data networking, connectivity, and message management solutions. Through our technology subsidiaries, we have been selected to provide the technology for 15 financial markets around the world. In addition, our diverse product and service offerings are used by leading financial institutions on a global scale.

Commitment to Cooperative, Multilateral Regulation. We are committed to cooperative, multilateral regulation, yet we maintain the strong and effective local regulatory frameworks that have been successfully established within the United States and among the College of Regulators within Europe. We recognize that the existing local regulatory frameworks play an invaluable role in enhancing our value and reputation as well as the value and reputation of the listed companies and member organizations of our exchanges.

Strategy

We intend to build on our position as the leading global financial market by executing a clearly defined strategy.

Extend the Range of Products and Services We Provide. The combination of the businesses of NYSE Group and Euronext provided us with an opportunity to diversify and realize significant revenue synergies by leveraging the combined company’s premier brand name, unparalleled product range, global customer base, complementary membership base, and leading technology platforms. We intend to continue to leverage these revenue opportunities and create new opportunities by developing new products and services in a number of areas including:

•

Cash Equities Trading. We intend to capitalize on our position as the world’s largest and most liquid equities market by providing our customers with innovative trading products and services in a number of areas, including responding to European demand to invest in the leading public companies in the United States, cross-fertilizing product development opportunities in the rapidly growing areas of structured products and ETFs, and further extending trading hours across time zones.

•

Derivatives. We intend to increase our derivatives business through a number of initiatives, including the on-going product development activities, the continued cross-selling of derivative products among our U.S. and European customer bases, and the extension of Bclear, the highly successful European wholesale over the counter (“OTC”) derivatives services provided by Liffe to the United States. We are also investigating the possibility of launching a number of new products in the United States and Europe, and have recently entered into an agreement with CME Group to acquire its precious metals franchise.

•

Listings. We intend to leverage our premier brand and position as the world’s leading listings venues with the deepest global pool of liquidity to compete aggressively for new listings on a global scale. With multiple listings platforms in both the United States (the NYSE and NYSE Arca) and Europe (Euronext and NYSE Alternext), we are uniquely situated to target a highly diverse range of companies from around the world to enable the capital-raising process. We have established a unique “Fast Path Cross-Listing,” which provides NYSE-listed companies with accelerated cross-listing on certain Euronext markets, and we intend to continue to expand this innovative listing alternative.

•

Market Information. We have begun to cross-sell our market data products among our U.S. and European customer bases, and we intend to use the significant volumes of data we generate more profitably by aggregating, analyzing, packaging and distributing our data to a broader base of customers in new and different ways.

•

Software and Technology Services. We intend to further expand the combination of our software and technology service offerings by leveraging our recent technological initiatives, such as our agreement to acquire the remaining stake in AEMS, our recently completed acquisition of Wombat and our integrated TransactTools solutions. These initiatives, together with our global technology platform, will enable us to offer a comprehensive and unique suite of leading exchange and trading technology solutions to market participants around the world in a centralized environment. In addition, through our acquisition of Wombat, a leading provider of data management technology, we also intend to assist our customers in managing, processing, and analyzing market data from our markets and others around the world, which we believe will enable them to operate their trading operations more effectively and profitably.

Maximize Customer Choice. As the parent company of the world’s leading cash equities marketplaces and a significant participant in the global derivatives markets, we seek to further expand the full-service, global markets we offer our customers to maximize customer choice of products and services, asset classes and technologies available to all types of investors worldwide. We operate six cash markets and six derivatives markets worldwide in addition to OTC markets.

Leverage Technology to Drive Cost Reductions and Integration Benefits. We expect to continue to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies, and to achieve greater efficiencies from increased scale, market integration and automation. In particular, we expect to achieve $250 million in technology-related cost reductions in connection with the combination of the NYSE Group and Euronext and related integration initiatives by the end of 2010. Following the completion of our integration initiatives, we expect to have established a single platform for trading cash equities and a single platform for trading derivatives, and a single global network that will enable market participants within NYSE Euronext to trade across asset classes, geographies and time zones through a common point of entry, the “Common Customer Gateway,” or “CCG.”

Pursue Organic Growth and Strategic Acquisitions and Alliances. With the most recognized brand names within the global exchange industry and the world’s largest securities marketplaces, we are extremely well-positioned to grow our business organically and to continue to play a leadership role in the ongoing consolidation of the industry through acquisitions and strategic alliances. We seek to be a partner of choice among global exchanges, and it is expected that our management will continually explore and evaluate strategic acquisitions, alliances, partnerships and other commercial agreements that could provide us with opportunities to enhance our global competitive position by strengthening our brand and diversifying our business activities and revenue streams.

Financial Information About Segments and Geographic Areas

For financial information regarding our operating and geographic segments, see Part II, Items 7 and 8 of this Annual Report under the captions “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and “Financial Statements and Supplementary Data.”

Business Overview

Introduction

We are a holding company that, through our subsidiaries, operates the leading global financial market group and offers the most diverse array of financial products and services. In the United States, through NYSE Group, we operate the NYSE and NYSE Arca, and in Europe, we operate five European-based exchanges that comprise Euronext — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. We are a world leader for trading in cash equities, ETFs and other structured products, and equity and interest rate derivatives, as well as the creation and global distribution of market information related to trading in these products. In addition, NYSE Euronext is the largest listings venue in the world, home to corporations representing over $30 trillion in market capitalization (as of December 31, 2007). We also operate a globally-distributed connectivity network and provide commercial trading and information technology solutions for customers and other exchanges.

U.S. Operations

We operate two market centers in the United States: the NYSE and NYSE Arca, Inc., both registered securities exchanges in the United States, for the listing and trading of a broad range of products.

New York Stock Exchange (NYSE)

The NYSE is the world’s premier listing venue and the largest and most liquid cash equities exchange based on the aggregate market capitalization of listed operating companies and the average daily value of cash trading as of December 31, 2007. NYSE-listed operating companies represented a total global market value of approximately $27.2 trillion as of December 31, 2007, and represented approximately 93% of the publicly traded companies that constitute the Dow Jones Industrial Average and 85% of the S&P 500 Index. The NYSE provides a reliable, orderly, liquid and efficient marketplace where investors meet directly to buy and sell listed companies’ common stock and other securities. For 216 years, the NYSE has facilitated capital formation, serving a wide spectrum of participants, including individual and institutional investors, the trading community and listed companies. The NYSE also operates a market in which orders are electronically transmitted for execution in both electronic and auction styles.

NYSE Arca

NYSE Arca operates the first open, all-electronic stock exchange in the United States and has one of the leading positions in the trading of exchange-listed securities and ETFs. NYSE Arca is also an exchange for trading equity options listed on national markets and exchanges, with the facilities, technology, systems and regulatory surveillance and compliance services required for the operation of a marketplace for trading options. Through NYSE Arca, customers can trade approximately 8,286 equity securities and over 199,960 option products. NYSE Arca’s trading platforms link traders to multiple U.S. market centers and provide customers with fast electronic execution and open, direct and anonymous market access. NYSE Arca is also a listing venue for operating companies, ETFs and structured products.

NYSE Regulation

NYSE Regulation, Inc. (“NYSE Regulation”) is an independent, not-for-profit company that regulates the activities of NYSE and NYSE Arca members in connection with their trading on or through the facilities of those exchanges. NYSE Regulation also oversees compliance by listed companies with the financial and corporate governance listing standards of the NYSE and NYSE Arca. We describe the U.S. regulatory environment in which we operate as well as the role of NYSE Regulation under “ — Regulation — U.S. Regulation.”

Members

Our customers comprise members and financial institutions that have direct access to trading on the NYSE or NYSE Arca, companies whose securities are listed on these markets and that seek to raise capital, institutional and retail investors who trade on these markets, organizations that use NYSE Group’s technologies and services, and users of market data. As of December 31, 2007, there were 681 NYSE members and 691 NYSE Arca members, comprised of 599 equity trading permit (“ETP”) holders and 92 option trading permit (“OTP”) holders.

European Operations

In 2007, Euronext was Europe’s largest stock exchange group based on the volume and value of transactions processed through its central order book. In 2007, Euronext, through its derivatives market Liffe, was also the second largest derivatives exchange in Europe based on the volume of transactions processed and the second largest derivatives exchange worldwide based on the value of transactions processed per day. Thirty-three of Europe’s 100 largest companies by market capitalization as of February 21, 2008 were listed on Euronext and Euronext was the leading European market for IPOs in 2007 by offer value (€13.3 billion). Euronext provides services for regulated cash and derivatives markets in Belgium, France, the UK (derivatives only), the Netherlands and Portugal and also sells software and IT trading solutions through its affiliates.

Euronext was the first cross-border exchange group following the merger of the Paris, Amsterdam and Brussels exchanges in 2000. Since its creation, Euronext has fostered the consolidation of European financial markets by integrating local exchanges across Europe in order to provide users with a single market that is broad, highly liquid and cost-effective. Euronext’s cash and derivatives markets operate on a single, harmonized IT platform, NSC (nouveau système de cotation), for cash trading and LIFFE CONNECT® for derivatives. As a result, every market participant now has a single point of access to trading cash and derivatives instruments, respectively. This has also helped to enhance the visibility of listed companies, reduce average trade fees and facilitate the comparison of investments.

The integration of Euronext’s trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext’s cash and derivatives markets, which contains a set of harmonized rules and a set of exchange-specific rules. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to memoranda of understanding relating to the cash and derivatives markets.

Euronext’s customers comprise mainly exchange members and financial institutions with access to trading on Euronext’s markets, companies whose securities are listed on Euronext’s markets and that seek to raise capital, institutional and retail investors who trade on Euronext’s markets, organizations that use Euronext’s technologies and services, and users of market data. As of December 31, 2007, there were 216 members of Euronext’s cash markets and 482 members of its derivatives markets.

Clearing and settlement of trades on Euronext’s markets is effected by LCH.Clearnet Group Ltd (“LCH.Clearnet”) and Euroclear, except for Euronext Lisbon where settlement is effected by Euronext Lisbon’s wholly owned subsidiary, Interbolsa.

Recent Developments

We have recently entered into or announced several strategic acquisitions and other transactions designed to, among other things, expand our global presence, strengthen our technology, establish new trading markets and improve trade execution. Several of these transactions are identified below.

Proposed Acquisition of Amex

In January 2008, we entered into a merger agreement with The Amex Membership Corporation (“MC”) whereby we will acquire the business of MC and its subsidiaries including the American Stock Exchange LLC (“Amex”). The acquisition is consistent with our broader strategy to be a leader in global consolidation in the exchange sector, continue to diversify our product and service offerings on a global scale, derive technology and operational efficiencies through product expansion, and offer maximum choice to our customers.

We expect that the addition of Amex to the NYSE Euronext exchange group would make us the third largest U.S. options market operator by providing additional volume to our options business, and benefit NYSE Arca’s ETF listing and trading business by joining 381 current Amex ETF listing with 240 NYSE Arca ETF listings. In addition, the combined company will offer a leading venue for listing and trading closed-end funds and structured products, including 545 listings on Amex and over 1,000 listings on NYSE. We expect that the acquisition will create strategic synergies, including approximately $100 million of annualized run-rate cost savings, achievable within two years after the completion of the transaction. The completion of the acquisition is subject to certain conditions, including regulatory approval and the approval of a majority of the votes held by MC’s members who are entitled to vote.

Strategic Investments and Transactions

Tokyo Stock Exchange. In January 2007, we signed a letter of intent with Tokyo Stock Exchange, which established a strategic alliance to jointly develop and explore new opportunities in trading systems and technology, investor and issuer services, investment products, and governance and regulation. In November 2007, we entered into a technology consulting agreement with Tokyo Stock Exchange, which further enhanced our strategic relationship.

National Stock Exchange of India. In April 2007, we acquired a 5% equity position in the Mumbai-based National Stock Exchange of India Limited (“NSE”), the maximum investment permitted by any single foreign investor in a stock exchange under the securities regulations of India. In connection with this strategic investment, we received a seat on NSE’s board of directors.

China. In September 2007, the China Securities Regulatory Commission (“CSRC”) approved an application by the NYSE to open a representative office in Beijing, as the first foreign exchange to receive approval under the new regulations of CSRC. The office was opened in December 2007, and will serve to advance the NYSE’s brand and services to its listed companies in China.

Bovespa. In October 2007, we acquired a 1% stake in Bovespa, the Brazilian stock exchange in San Paolo, in connection with Bovespa’s IPO. Euronext has had a long-standing relationship with Bovespa, pursuant to which Euronext has provided Bovespa with technological support and infrastructure since 1997.

Multi Commodity Exchange. In February 2008, we signed a binding term sheet to acquire a 5% equity position in the Multi Commodity Exchange (“MCX”), India’s leading commodity marketplace, which represents the maximum equity interest permitted by foreign investors in derivative exchanges under current Indian law. We entered into a definitive agreement with MCX on March 24, 2008. The transaction is expected to close during the first half of 2008, subject to certain conditions and obtaining all regulatory approvals.

Acquisition of CME Group Metals Complex. On March 14, 2008, we entered into an agreement with CME Group to acquire the CBOT Metals Complex, including its volume and open interest. We expect that trading of full and e-mini gold and silver futures and options on futures contracts will begin later this year on Liffe, our derivatives trading system, pending regulatory approvals. Under the terms of the agreement, the Chicago Board of Trade will continue to act as the Designated Contract Market, or DCM, for the products until we establish our own DCM. CME Group has agreed to provide clearing services on an interim basis for up to one year, after which we expect to provide for an alternative clearing solution. The precious metals contracts provide a point of entry for us into the U.S. futures market and complement our existing commodities franchise at Liffe.

Abu Dhabi Securities Market (“ADSM”). On March 18, 2008, we entered into a cooperative agreement with ADSM to jointly develop and explore new opportunities in trading systems and other related technology, investor and issuer services, and investment products. As part of this alliance, we will provide ADSM with state-of-the-art information, market infrastructure systems and technology by the end of 2008 to host all financial instruments admitted to trading on ADSM. In addition, we and ADSM will explore the development of new ventures, including the implementation of ADSM’s derivative market.

Strategic Transactions and New Initiatives in U.S. and European Cash Trading

Multilateral Trade Facility (“MTF”): SmartPool. In October 2007, we announced “SmartPool”, the first European-led electronic block-trading platform, in partnership with European investment banks, the first two participants of which are BNP Paribas and HSBC. This joint venture is expected to be launched during 2008 and is intended to enable institutional investors to interact anonymously in the trading of large blocks of pan-European equity securities while minimizing market impact. SmartPool is also intended to provide its participants with post-trade publication in accordance with the European Commission’s Markets in Financial Instruments Directive (“MiFID”).

Partnership with BIDS. In October 2007, we and BIDS Holdings, L.P. (“BIDS”) announced an agreement to form a 50/50 joint venture, to be launched in 2008, designed to improve execution quality and access to liquidity in block trading in the United States. BIDS is a consortium of 12 leading broker dealers in the U.S., which also are our largest customers.

BlueNext. In October 2007, we and Caisse des Dépôts formed an alliance to create BlueNext, a carbon emissions market that will offer a range of environment-related instruments, such as carbon dioxide emissions allowances and emission credits. In December 2007, following the sale of our 28.25% equity interest in PowerNext, BlueNext was launched in conjunction with the purchase of PowerNext’s leading market for the spot trading of European carbon credits. We hold 60% of BlueNext’s equity and Caisse des Dépôts holds the remaining 40%.

EEIG. In March 2007, we and the Luxembourg Stock Exchange announced the execution of a Master Agreement, leading to the creation of a European Economic Interest Grouping (“EEIG”) in May 2007. The EEIG’s purpose is to develop a shared standard, called LuxNext, for listing and trading corporate bonds through the use and promotion of a comprehensive, integrated solution based on leading-edge technology.

SecFinex. In March 2007, Euronext acquired 51% of SecFinex, a European electronic trading platform for securities lending. SecFinex is an Internet-based service that enables participants to agree to stock loan trades efficiently and anonymously with each other on a price-driven screen.

Prime Source. In February 2008, following the acquisition of the Independent Valuation and Risk Subsidiary from Lombard Risk Management, we announced the launch of Prime Source. Prime Source is an innovative solution designed to meet professional buy-side market participants’ needs for valuation of large, global portfolios of complex structured products and illiquid securities. We expect that customers’ valuation needs will be facilitated by efficient and sophisticated processes supported by Prime Source’s unique, web-based technical infrastructure.

NYSE MatchPoint. In January 2008, we launched NYSE MatchPoint, an electronic equity trading facility that matches aggregated orders at predetermined fixed times with prices that are derived from primary markets. This facility provides participants with full anonymity throughout the order-entry and trade-execution process and accommodates both single block orders and large portfolios. NYSE MatchPoint is also an exchange neutral facility, meaning it can accommodate trades in securities listed on all major exchanges.

Technology Initiatives

AEMS Insourcing. In December 2007, we entered into an agreement with Atos Origin, an international IT services company, to acquire 100% ownership of AEMS by purchasing the 50% stake in AEMS owned by Atos Origin for €275 million. In connection with this transaction, we will re-acquire ownership of the NSC cash trading and LIFFE CONNECT® derivatives trading platform technology and all of the management and development services surrounding these platforms, as well as AEMS’s third-party exchange trading technology business. As a result, we will no longer outsource our information technology trading requirements for our European business, and we will be able to bundle a variety of leading exchange and trading technology solutions that can be offered to market participants around the world.

TransactTools. In January 2007, we acquired TransactTools, a company providing enterprise messaging solutions for the securities trading industry. Following this acquisition, Sector (a subsidiary of SIAC, which is wholly owned by NYSE Group) was renamed and rebranded NYSE TransactTools to facilitate the integration of the technology products of TransactTools with SIAC’s Sector and SFTI businesses. On a combined basis, NYSE TransactTools integrates the leading high-performing financial messaging engine architecture for monitoring, managing and expanding global trading capabilities with SFTI’s secure and reliable network and hosting infrastructure.

Wombat. In March 2008, we completed the purchase of Wombat, a leading provider of data management technology, for $200 million. This transaction complements our strategy to create a means to permit liquidity and information to be accessed across all markets and products globally. We intend to integrate Wombat’s market data enterprise software with TransactTools’ suite of services, including SFTI, to provide both enterprise software solutions and managed services for high-speed trading, direct-market access connectivity and algorithmic execution.

Other

In September 2007, triggered by the combination of NYSE Group and Euronext, Borsa Italiana exercised its call option right to purchase all the shares held by us in MBE Holding, a joint venture formed between Euronext (51%) and Borsa Italiana (49%) that owns 60.37% of Società per il Mercato dei Titoli di Stato (“MTS”). MTS is a regulated European electronic exchange for government bonds and other types of fixed income securities.

Business Activities

Global Listings Business

Introduction

We are the leading global exchange brand and a premier capital-raising venue. As of December 31, 2007, we were home to over 3,600 listed issuers from 55 countries, including operating companies, closed-end funds and ETFs, representing an aggregate market capitalization of over $30 trillion, which is larger than the next four largest exchange groups combined. Companies listed on our exchanges represented approximately 93% of the publicly traded companies that constitute the Dow Jones Industrial Average, 85% of the stocks included in the S&P 500 Index and 76% of the companies comprising the EUROSTOXX 50 Index as of December 31, 2007. In addition, as of December 31, 2007, we listed, on a primary or secondary basis, 70 of the world’s 100 largest companies, based on market capitalization.

In terms of global capital raising, in 2007, our U.S. and European equities markets attracted more IPO proceeds than any other exchange group in the world. IPOs on our markets raised a total of approximately $80.5 billion in proceeds, including IPOs of closed-end funds. Excluding closed-end funds, IPOs on our markets raised a total of $48 billion, also more than any other exchange group. As a global leader in international listings, we also had 42 international listings in 2007, including 20 from China. The growth of international listings is driven primarily by emerging markets such as China, India and Latin America, with a steady component from developed markets such as Canada. We offer issuers the ability to cross-list on our U.S. and European exchanges, and to trade and raise capital in both dollars and euros, two of the world’s leading currencies.

Listing Venues

We operate four listing venues: the NYSE, Euronext, NYSE Arca and NYSE Alternext.

New York Stock Exchange (NYSE)

The NYSE is the world’s premier listing venue and most liquid cash equities exchange based on the aggregate market capitalization of listed operating companies and the average daily value of cash trading as of December 31, 2007. The NYSE is also one of the most recognized brand names in the world. As of December 31, 2007, 2,526 issuers were listed on the NYSE, including a cross-section of large, mid-size and small-cap U.S. and non-U.S. companies. These operating companies represented a total global market value of approximately $27.2 trillion. A key to the NYSE’s past success and future growth is its ability to list and retain non-U.S. companies. Of the 2,526 issuers listed on the NYSE as of December 31, 2007, 422 were non-U.S. issuers, which represented $11.5 trillion of aggregate market value.

In addition to listed equity securities, the NYSE actively pursues the listing of new closed-end funds and structured products. As of December 31, 2007, over 500 closed-end funds and over 500 structured products, with an aggregate market value in excess of $252 billion, were listed on the NYSE. The NYSE has listed both debt and equity structured products such as capital securities, mandatory convertibles, repackaged securities and equity-linked and index-linked securities since 1988 and has continued to attract listings of new types of structured products.

The NYSE maintains the most stringent overall listing standards of any securities marketplace in the world, which it reviews periodically to ensure that the NYSE attracts and retains the strongest companies with sustainable business models.

Euronext

Euronext is the first integrated cross-border exchange, combining the former stock exchanges of France, the Netherlands, Belgium and Portugal into a single market. Issuers who meet the European Union (“EU”) regulatory standards are qualified for listing on Euronext. Euronext’s exchanges list a wide variety of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. As of December 31, 2007, 1,155 companies were listed on Euronext, of which

930 were based in one of Euronext’s home markets. The remaining 225 listed companies were registered elsewhere and chose Euronext as their primary European market for raising capital. Euronext is focused on increasing its share of these “non-domestic” listings in the future in connection with its objective to become the gateway to the Eurozone.

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

NYSE Arca

NYSE Arca is a globally recognized, fully electronic exchange for growth-oriented issuers that initially do not qualify for listing on the NYSE, but nonetheless meet U.S. registration, accounting and governance standards. As of December 31, 2007, approximately 240 ETFs and 16 operating companies were listed on NYSE Arca. During 2007, operating companies that completed their IPO on NYSE Arca raised over $100 million in proceeds on average and, as of December 31, 2007, the operating companies listed on NYSE Arca had an average market capitalization in excess of $400 million.

We intend to continue to leverage the NYSE brand to further develop NYSE Arca’s listing business. As a new market, NYSE Arca is beginning to create a meaningful competitive alternative to Nasdaq, particularly with respect to technology companies. NYSE Arca’s listing venue provides issuers with many of the unique and innovative benefits that are provided to NYSE-listed companies, including an affiliation with one of the world’s leading brands, a dedicated liquidity provider, exceptional market quality and a wide range of value-added products and services.

NYSE Alternext

Launched by Euronext in 2005, Alternext (known under its commercial branding name of “NYSE Alternext” outside France, the Netherlands, Belgium and Portugal) is a pan-Euro exchange-regulated market for small and mid-sized issuers. As of December 31, 2007, 119 companies were listed on Alternext. Since its launch, Alternext-listed companies have raised over €1 billion in proceeds and represent a total market capitalization of over €5 billion. Alternext operates on the same technology platform as Euronext.

Alternext-listed companies are required to satisfy less stringent listing standards than companies listing on Euronext. Companies listing on Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Euronext.

Client Service

In the United States, we have a team of professionals, referred to as “client service managers,” dedicated to serving the needs of our listed company community. These professionals meet with their assigned listed companies individually and in regional executive forums that we organize. They provide value by keeping issuers aware of market trends, market structure initiatives and developments in governance and regulation. We believe that executives of listed companies place a high value on their relationship with their client service managers and on superior market quality, association with leading brands, global visibility, and unique marketing services that the NYSE or NYSE Arca listing provide.

We offer our listed companies in the United States a comprehensive suite of services to increase their visibility with existing and prospective investors, to expand their capital market intelligence and to provide educational services and best practices solutions. These services leverage web-based technology, unique analytics and NYSE-sponsored programs. For example, the NYSE sponsors virtual forums, as well as domestic and international conferences, to provide issuers access to global institutional and retail investors. NYSEnet, a password-protected website for senior executives, provides data relating to proprietary trading, institutional ownership and market activity. A market focus report is delivered to issuers at the end of each day to provide a summary of daily trading activity. The NYSE has also developed eGovDirect.comSM, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically.

In Europe, we have developed a broad range of services to meet the needs of our listed companies. On the first day of listing on Euronext and NYSE Alternext and on a daily basis thereafter, each issuer receives personalized support through a team of dedicated account managers, who are available to provide the issuers with market and related information and monitor the management of their corporate actions. Companies listed on Euronext or NYSE Alternext also benefit from secure online tools, such as “Mylisting.euronext.com”. This web-based technology provides issuers with real time information and data on their listed stocks, offers customized alerts, and offers a range of other services. We also offer training workshops and information sessions to better inform and educate issuers on new regulations and related legal matters, as well as practical investor relations topics and communication issues.

Competition

Our principal U.S. competitor for listings is Nasdaq. We also face competition for U.S.-based listings from a number of stock exchanges outside the U.S., including London Stock Exchange plc, Deutsche Börse Group and exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. Our global competitors may also expand into the U.S. For example, well-capitalized, highly profitable non-U.S. exchanges, such as the London Stock Exchange, have already entered the U.S. and may seek to expand their presence. In addition, the legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for the secondary listings of non-U.S. companies and primary listings of U.S. companies.

In Europe, we do not currently face significant competition in providing primary listing services to issuers based in Euronext’s home markets because most issuing companies seek to list their shares only once on their relevant domestic exchange. Accordingly, Belgian, Dutch, French and Portuguese companies typically obtain a primary listing on the relevant regulated national exchange operated by Euronext, and are admitted to trading either on Euronext, or, in the case of certain small- to medium-sized companies, NYSE Alternext. There are no competing regulated exchanges offering primary listing services in Euronext’s home territories. Therefore no material competition exists in respect of those issuers located in Euronext’s home markets that seek a primary listing. Competition does exist, however, with MEDIP, a regulated market operated in Portugal by MTS Portugal, which provides a platform for the wholesale trading between specialists of Portuguese government bonds.

Euronext also competes with other exchanges worldwide to provide secondary listing services to issuers located outside of Euronext’s home territories and primary listing services to those issuers that do not have access to a well-developed domestic exchange.

We expect that competition to provide primary and secondary services to issuers in the United States and Europe will intensify in the future. In addition, as we continue to seek to provide listing services to issuers located in developing markets, we expect to compete more vigorously with exchanges globally.

Order Execution Business

As a truly global exchange group, we provide investors with multiple marketplaces to meet directly to buy and sell cash equities, fixed income securities, structured products and a broad range of derivative products. Based on average daily trades and average daily turnover, we are the world’s largest cash market with over one-third of the world’s cash trading taking place on our exchanges.

One of the primary functions of our markets is to ensure that orders to purchase and sell securities are conducted in a reliable, orderly, liquid and efficient manner. Order execution occurs through a variety of means, and we seek to continue to develop additional and more efficient mechanisms of trade.

U.S. Cash Trading Business

In the United States, we offer cash trading in equity securities, fixed income securities and structured products on the NYSE and NYSE Arca. In 2007, the NYSE and NYSA Arca achieved record volumes with a combined 2.6 billion shares traded daily, executing more matched volume than any other U.S. exchange.

Through the NYSE and NYSE Arca, we are in the unique position of offering our customers the option of using either auction trading with a floor-based component or electronic trading. NYSE-listed stocks show consistently lower volatility and execution costs than comparable stocks listed on other venues. On a combined basis, the market centers of the NYSE Group provided the best quoted prices in NYSE-listed equities 77.3% of the time during 2007.

Trading Platforms and Market Structure

NYSE Trading System

The NYSE. The NYSE provides a reliable, orderly, liquid and efficient marketplace where investors meet directly to buy and sell listed companies’ common stock and other securities. For 216 years, the NYSE has facilitated capital formation, serving a wide spectrum of participants, including individual and institutional investors, the trading community and listed companies. During 2007, on an average trading day, approximately 1.8 billion shares, valued at over $74.5 billion, were traded on the NYSE. The NYSE market combines both auction-based and electronic trading capabilities.

The NYSE market ensures compliance with the revised “trade-through” rule of Regulation NMS. Regulation NMS, adopted by the Securities and Exchange Commission (“SEC”) in 2005, is a set of regulations that governs certain aspects of trading on securities market centers. One of the principal features of Regulation NMS is the modernization of the “trade-through” or “order protection” rule. Among other things, this rule requires market centers to establish and maintain procedures to prevent “trade-throughs,” which are the executions of orders at a price inferior to the best bid or offer displayed by another market center at the time of execution. This aspect of Regulation NMS protects and applies only to quotes available for immediate execution.

The NYSE market is intended to emulate, in a primarily automatic-execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The NYSE market builds on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers’ ability to trade quickly and anonymously. We believe that the interaction of our automatic and auction markets also maintains opportunities for price improvement, while providing all investors, regardless of their size, with the best price when buying or selling shares.

By continuing to maintain market quality, including low intra-day volatility, the NYSE market also allows issuers to reduce their cost of capital. Combining the NYSE’s technology with the advantages of the auction market enables the NYSE market to function more effectively and efficiently. In the NYSE market, specialists and brokers use judgment to improve prices and enhance order competition on the floor of the NYSE, while interacting with the market electronically as well as manually. We believe that their judgment is particularly valuable in less liquid stocks and during the opening and closing of trading, as well as during times of uncertainty, for example, when a corporate announcement or an outside event could lead to market instability and price volatility.

We believe that our trading systems and software offers customers greater choice while maintaining market quality. Almost 96% of all NYSE trades, representing more than 86% of volume, are automatically executed in sub-second speed. The NYSE, which transparently integrates automatic execution with floor broker and specialist interest, has resulted in narrower quoted spreads and improved fill rates. To maintain our leadership position, we intend to continue to develop our market model in response to emerging trends in the trading environment and technological advancements.

The NYSE currently operates approximately 22,000 square feet of contiguous trading floor space where specialists, floor brokers and clerks engage in the purchase and sale of securities. As of December 31, 2007, there were 201 specialists, 412 floor brokers and 966 clerks conducting business on the NYSE’s trading floor. Specialists on the trading floor are charged with maintaining fair, orderly and continuous trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Floor brokers act as agents on the trading floor to handle customer orders.

We are in the process of a global technology initiative that involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and external growth initiatives. This architectural enhancement is part of our plan to upgrade to a Universal Trading Platform (“UTP”) for equities (UTP-Equities) and for derivatives (UTP-Derivatives) trading. In addition, as part of our technology initiative in 2008, additional modifications are planned in connection with our proposed changes to the NYSE specialist operating model to transition specialists to “designated market makers.” For more information, see “— Technology and Intellectual Property — Technology.”

NYSE Arca Trading System

NYSE Arca. NYSE Arca operates an open, all-electronic stock exchange for trading NYSE, Amex and other exchange-listed equity securities, Nasdaq-listed equity securities as well as exchange-listed equity options, and has one of the leading positions in the trading of OTC and exchange-listed securities and ETFs. Through NYSE Arca, customers can trade approximately 8,286 equity securities and over 199,960 option products. NYSE Arca’s trading platforms link traders to multiple U.S. market centers and provide customers with fast electronic execution and open, direct and anonymous market access. The technological capabilities of NYSE Arca’s trading systems, combined with its trading rules, have allowed NYSE Arca to create a large pool of liquidity that is available to customers internally on NYSE Arca and externally through other market centers. During 2007, approximately 8.5 million trades daily were handled through NYSE Arca’s trading platforms.

This trading system offers a variety of execution-related services, including NYSE Arca’s “best execution routing” capability. On NYSE Arca, buyers and sellers meet directly in an electronic environment governed by trading rules designed to reflect three fundamental principles of operation: fast execution, transparency and open market access.

These trading rules are predicated on “price-time priority” within NYSE Arca, which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered in the trading system. NYSE Arca’s electronic matching and routing systems actively search across multiple market centers and either match orders internally or route orders out to the best bid or offer displayed in the national market using NYSE Arca’s “best execution routing” capability.

On NYSE Arca, buyers and sellers can view the NYSE Arca open limit order book, which displays orders simultaneously to both the buyer and the seller. Buyers and sellers can submit these orders on an anonymous basis if they so choose. Once orders are submitted, all trades are executed in the manner designated by the party entering the order, which is often at prices equal to or better than the NBBO. The NBBO is the highest bid or lowest offer quote reported to the consolidated quotation systems pursuant to the consolidated quotation reporting plans. Buy and sell orders are posted on NYSE Arca in price order (best to worst) and then if prices are the same, they are ordered based on the time the buy order or sell order was posted (earliest to latest). NYSE Arca users may choose to have their unexecuted orders left on NYSE Arca’s open order book, returned to them, or routed to other markets using NYSE Arca’s “best execution routing” capability.

Other Trading Services and Platforms

FINRA/NYSE Trade Reporting Facility™. In April 2007, we launched a trade reporting facility with FINRA™ to serve our customers reporting off-exchange trades in all listed national market system stocks. Our trade reporting facility enhances the range of trading products and services we provide to our customers by offering a reliable and competitively priced venue to report internally executed transactions. The trade reporting facility conforms to the SEC’s recent approval of FINRA/NYSE’s new trade reporting arrangement. “FINRA,” “TRF” and “Trade Reporting Facility” are trademarks of FINRA and are used under license from FINRA.

NYSE Bonds. In April 2007, NYSE BondsSM, our trading platform that provides a more efficient and transparent way to trade bonds, became fully operational. The platform incorporates the design of the current NYSE Arca all-electronic trading system and provides investors with the ability to readily obtain transparent pricing and trading information to enable investors to make better investment decisions. The platform trades bonds of all NYSE-listed companies and their subsidiaries without the issuer having to separately list each bond issued. NYSE Bonds operates the largest centralized bond market of any U.S. exchange or self-regulatory organization (“SRO”). See also “— U.S. Cash Product Traded — Fixed Income” below.

Liquidity Aggregation. As evidenced by our recent launch of the NYSE MatchPoint Trading Facility and our intended joint venture with BIDS, we are committed to improving execution quality and providing greater access to liquidity for our customers. In January 2008, we launched NYSE MatchPoint, an electronic equity trading facility that matches aggregated orders at pre-determined fixed times with prices that are derived from primary markets. MatchPoint’s portfolio-crossing technology will expand our ability to match baskets of stocks at pre-determined points in time in the after-hours market and eventually at any point during the day.

In October 2007, we announced our intention to form a joint venture with BIDS designed to improve execution quality and access to liquidity in block trading. The joint venture, expected to be launched in mid-2008, will be open to all NYSE members and accessible through BIDS Trading, a registered alternative trading system. The joint venture will operate as a facility of the NYSE and be subject to regulatory oversight by NYSE Regulation. The joint venture is intended to respond to customer needs by creating a highly liquid, anonymous marketplace for block trading, and bring block-size orders back into contact with active traders, algorithms and retail flow.

U.S. Cash Products Traded

Equities. Equity securities are traded in the United States on either the NYSE or NYSE Arca, depending upon the security traded and the method of trading selected by the investor. As discussed above, the NYSE offers auction trading with a floor-based component or electronic trading.

Fixed Income. The NYSE also operates a centralized bond market for trading bonds on the NYSE through NYSE BondsSM, a screen-based system launched in April 2007 used by NYSE member subscribers. Broad selections of bonds are traded on the NYSE, such as corporate (including convertibles), agency and government bonds. The trading volume of bonds on the NYSE is primarily in corporate bonds, which is approximately 94.9% of this volume. NYSE BondsSM maintains and displays priced bond orders and matches those orders on a strict price and time-priority basis. It also reports real-time bids and offers with size and trades to our network of market data vendors.

Structured Products. We are active in trading ETFs and other structured products, such as exchange traded notes (“ETNs”) and trust securities. ETFs are open-end investment products listed and traded in the secondary market by a broad range of investors. ETNs are a type of redeemable unsecured, unsubordinated debt security, the returns of which are based on the performance of a market index less applicable fees and no period payments are distributed. ETNs are also traded in the secondary market by a broad range of investors. We began to transfer all ETFs and ETNs trading on our U.S. exchanges exclusively to NYSE Arca in June 2007 to establish a single platform for listing and trading ETFs and ETNs, which we believe will improve efficiencies and market quality. As of December 31, 2007, we completed the transfer of all ETFs and ETNs from the NYSE to NYSE Arca and 240 ETFs and 21 ETNs were listed on NYSE Arca, representing 56% of all assets under management within the U.S. listed ETFs.

Trading Members

NYSE. NYSE members comprise (i) entities that obtain trading licenses in accordance with the rules and regulations of the NYSE (including the rules of eligibility that will apply to those who wish to be a member); and (ii) broker-dealers that agree to submit to the jurisdiction and regulations of the NYSE without obtaining a trading license. As members, they are subject to the rules and policies of the NYSE. In the future, we may decide to offer member status to other types of organizations. For example, we may decide to issue separate licenses for electronic access or access for particular products. Currently, physical and electronic access to the trading facilities of the NYSE, subject to such limitations and requirements as may be specified in the rules of the NYSE, are available only to members that have purchased a trading license from NYSE. Any bidder for a trading license is subject to the approval of NYSE Regulation.

NYSE Arca. NYSE Arca members comprise entities that obtain trading permits in accordance with the rules and regulations of NYSE Arca. Permitted users of NYSE Arca’s trading systems are referred to as ETP holders or OTP holders. Any qualified broker-dealer that wishes to trade equities or options on NYSE Arca may obtain an ETP or an OTP, as applicable, from NYSE Arca.

U.S. Options Trading

NYSE Arca operates a marketplace for trading and listing options on exchange-listed securities. The underlying securities are listed and trade on NYSE Arca, the NYSE, Amex and Nasdaq. NYSE Arca’s option market center includes the trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. NYSE Arca, Inc.’s options business trades approximately 1.8 million contracts each day on more than 2,117 underlying stocks.

NYSE Arca, Inc.’s options business uses a technology platform and market structure that is designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity. Its market structure allows market makers to access its markets remotely and integrates floor-based participants and remote market makers.

During 2007, our U.S. options business experienced significant growth, trading a record 336 million equity options contracts, representing a 71% increase over 2006 due, in part, to the launch of a penny pilot program by the SEC in January 2007. The penny pilot program required U.S. equity options exchanges to quote and trade options on thirteen listed equities and ETFs in penny increments, instead of the current industry standard of quoting and trading options in five- or ten-cent increments. The program was extended to additional securities representing an aggregate of 35 securities in September 2007, and is scheduled to be extended to a total of 63 securities by the end of March 2008.

Options Listing

To list an option on a stock under the rules of NYSE Arca, Inc. there must be a minimum number of shares of the underlying stock outstanding, there must be at least active public trading in the underlying stock, and the stock must meet certain minimum price tests. These rules also include specialized criteria for listing options on certain types of securities, such as shares of index funds or ETFs, trust-issued receipts and American Depositary Receipts (“ADRs”). Compliance with these rules and criteria are determined and monitored by NYSE Arca, Inc.

Options Products

Options contracts are contracts with standardized terms that give the buyer the right, but not the obligation, to buy or sell a particular stock or stock index at a fixed price (the strike price) for a specified period of time (until the expiration date). Options are used in various ways by a range of investors with different goals and strategies, such as protecting equities portfolios by using options as a hedge and buying puts as a protection against unexpected declines in price, or speculating on the direction of a stock price by purchasing puts or calls in anticipation of a stock’s directional movement with the possibility of return on risk.

U.S. Competition

In the United States, we face significant competition with respect to cash trading and derivatives trading, and this competition is expected to intensify in the future. Our current and prospective competitors include regulated markets, electronic communication networks (“ECNs”) and other alternative trading systems, market makers and other execution venues. We also face growing competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements. We compete with such market participants in a variety of ways, including the cost, quality and speed of trade execution, liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to trading participants and listed companies, technological innovation and reputation.

We also face intense price competition. Our competitors have and may continue to seek to increase their share of trading by reducing their transaction fees, by offering larger liquidity payments, or by offering other forms of financial incentives. As a result, we could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner, or our profit margins could decline if we reduce or otherwise alter our transaction pricing. NYSE and NYSE Arca have introduced several new pricing structures over the last several months, offering new and highly competitive rates for both providing and accessing liquidity when trading NYSE and Nasdaq listed stocks. We believe these new pricing structures, when considered in conjunction with other factors such as liquidity, depth of market, technology enhancements, and other innovative features, continue to enhance our competitive position. However, we expect to continue to experience significant competition in our U.S. trading activities.

European Cash Trading Business

Euronext is Europe’s largest cash market based on average daily trades and average daily turnover. During 2007, on an average day, 1.2 million trades were executed on Euronext exchanges for all cash instruments, while the total number of trades in all cash instruments amounted to 322.6 million.

Using Euronext’s cash electronic trading platform, NSC, members of Euronext and NYSE Alternext enter trades into a cross-border central order book and have access to equities with a total market capitalization of €2,887.7 billion issued by issuers in 31 countries as of December 31, 2007. The cash trading business unit comprises trading in equity securities and other cash instruments including funds, bonds, warrants, trackers and structured funds.

Trading Platform and Market Structure

Trading Platform

Cash trading on Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris takes place via nouveau système de cotation (“NSC”) system, Euronext’s fully automated electronic trading platform that allows trading members either to route their clients’ orders electronically or to enter orders manually into computer workstations installed on their premises and linked to the NSC system. The NSC system maintains an order book for every traded security, in which it matches buy and sell orders electronically. After a trade has been executed, trade confirmations are sent electronically in real time to the trading members.

Customized versions of the NSC system, which AEMS supplies to other stock exchanges, are currently used by 17 financial market places worldwide (including Euronext’s four cash markets), more than any other trading platform. The NSC system is highly scalable and reliable, with significant functionality. This flexible trading platform is able to process a wide variety of order types permitted under Euronext’s trading rules and is able to combine most of these order types and to execute large orders within a single order book, which allows trading members to adapt their trading strategies and also to increase liquidity.

Harmonized Rulebook and Market Model

Cash trading on Euronext is governed both by a single harmonized rulebook for trading on each of Euronext’s markets in Paris, Amsterdam, Brussels, and Lisbon and by the various non-harmonized Euronext Rulebooks containing local exchange-specific rules. Euronext’s trading rules provide for an order-driven market using an open electronic central order book for each traded security; various order types and automatic order matching; and a guarantee of full anonymity both for orders and trades. See “—Regulation—European Regulation.”

Trading on Euronext takes place on a continuous basis or through an auction mechanism. During continuous trading, each incoming order is checked immediately for possible execution against orders already in the central order book to determine whether the new order can be matched against an already-recorded order. Under the auction mechanism, orders are not executed immediately, but instead are recorded and accumulated without execution until prices are determined by auction at set times. Euronext’s trading rules permit a wide variety of orders and market participants may execute certain trades, including block trades or volume-weighted average price, or “VWAP” trades and more generally any form of negotiated trades recognized by the European relevant directive outside the central book. To avoid undesired volatility, if any order entered in the central order book would cause the price of any security to cross a specified threshold, the NSC system triggers automatic trading interruptions to ensure fair and orderly trading.

MiFID

MiFID came into effect on November 1, 2007, and replaced the existing Investment Services Directive (“ISD”). MiFID provides a harmonized regulatory regime for investment services across 30 European countries (the 27 Member States of the EU plus Iceland, Norway and Liechtenstein). The main objectives of MiFID are to increase competition and consumer protection in investment services. MiFID retains the principles of the EU “passport” introduced by ISD but introduces the concept of “maximum harmonization,” which places more emphasis on home state supervision. This is a change from the prior EU financial service legislation that featured a “minimum harmonization and mutual recognition” concept. “Maximum harmonization” does not permit EU Member States to be “super equivalent” or to “gold-plate” EU requirements detrimental to a “level playing field” among EU members. Another change is the abolition of the “concentration rule” in which member states could require investment firms to route client orders through regulated exchanges.

In response to MiFID, we currently offer three types of access to trading:

•	Central order book. Euronext is still the largest and deepest liquidity pool in Europe, supported by one of the fastest and most reliable trading platforms in the world.

•

New Internal Matching Service (“IMS”). Orders from the same member firm can be executed at the best price in the central order book (eliminating clearing and settlement costs, which can represent up to 40% of total transaction costs) without the need for firms to become “systematic internalizers.” Almost 50 Euronext originating member firms accounting for 70% of all trades had signed up for this service by October 2007, prior to the implementation of MiFID.

•

Multi-Lateral Trading Facility (“MTF”). In October 2007, we announced “SmartPool,” the first European led electronic block trading platform in partnership with BNP Paribas and HSBC. We will have a majority stake in the company, which is expected to become operational by mid-2008, to trade pan-European securities (in addition to Euronext-listed securities). As a MTF, SmartPool is specifically designed to meet the trading needs of large institutional order flow, and will complement the limit order book offered by us in Europe already.

European Cash Products Traded

Euronext’s cash trading markets accommodate trading in a wide variety of cash instruments, including:

•

Equities. Euronext is Europe’s largest cash equities market in terms of average daily trading volume. During 2007, on an average day, the turnover on Euronext’s central order book in shares was €12.9 billion. As of December 31, 2007, customers using Euronext’s NSC trading platform could execute trades in the stock of 1,565 companies located in 31 countries.

•	Funds. As of December 31, 2007, members could execute trades in over 242 investment funds.

•

Trackers. Euronext has developed a special product segment, NextTrack, which is dedicated to trading in trackers, also known as ETFs. As of December 31, 2007, members could execute trades in 228 trackers linked to 168 different indices. Trackers are open-ended investment funds that track an index or replicate the performance of an index or a basket of shares, and are traded on Euronext in the same way as ordinary financial instruments.

•

Structured Funds. In 2006, Euronext listed its first structured funds, which allow investors to combine management techniques such as leverage and guaranteed principal with the benefits of listing. As of December 31, 2007, members could execute trades in 13 structured funds linked to four different indices, which form part of the NextTrack segment.

•

Warrants and Certificates. As of December 31, 2007, 12,698 warrants and certificates were available for trading via NextWarrants, Euronext’s market segment. NextWarrants trades are executed on a specific module of the NSC trading system, NSC-Warrants, a dedicated platform that takes into account the specific product structure of warrants.

•

Bonds. A broad selection of bonds is traded on the Euronext platform, such as corporate (including convertible) bonds and government bonds. As of December 31, 2007, 3,173 bonds were listed on Euronext.

Trading Members

As of December 31, 2007, 216 members from 12 countries were eligible to trade on Euronext’s cash markets. The majority of the members are based in Euronext’s marketplaces, while remote members are mostly found in the United Kingdom and Germany. Between 2002 and 2007, the share of trading from outside Euronext’s four domestic equities markets (Paris, Brussels, Amsterdam and Lisbon) increased from 20% to 54%, reflecting the increasing internationalization of our client base.

European Competition

In Europe, we face significant and growing competition from trading services provided by a wide array of alternative off-exchange trading venues. We also face competition from large brokers and customers, who have the ability to divert trading volumes from us in one of two ways. First, large banks may assume the role of principal and act as counterparty to orders originating from retail investors, thus “internalizing” order flow that would otherwise be traded on an exchange. Second, banks and brokers may enter into bilateral trading arrangements by matching their respective order flows, thus bypassing our markets. Furthermore, we compete with an array of automated multi-lateral trading platforms, such as ITG/Posit, E-crossnet, and Chi-X. The competitive significance of these various alternate trading venues is likely to increase substantially in the future, with the regulatory environment in Europe becoming more hospitable to off-exchange trading as a result of the reforms contained in MiFID.

European Derivatives Trading

Liffe is Euronext’s international derivative markets business, comprising derivative markets in Amsterdam, Brussels, Lisbon, London and Paris. Liffe is the second largest derivative market in Europe by volume, and the second largest in the world by average daily value of trading. During 2007, average daily volume of trading on Liffe was 3.7 million contracts valued at almost €1.7 trillion. In 2007, 949 million futures and options contracts were traded on Liffe with a total contract value of €454 trillion. In 2007, the total volume of interest rate contracts grew 25.6%, equity products (single stocks and indices) grew 35.9% and commodities grew 29.8%.

Through a single electronic trading platform (known as LIFFE CONNECT®), Liffe offers a wide and growing range of derivative products to customers in 31 countries. Through this platform, Liffe offers customers sophisticated trading in a wide range of interest-rate, equity, index, commodity and currency derivative products. Moreover, customers who might normally use the OTC market to trade equity derivatives have the ability to process transactions cheaply and efficiently using one or more of Liffe’s wholesale services—Afirm, Bclear and Cscreen—launched in 2005, as described below.

Trading Platform and Market Structure

LIFFE CONNECT® is the central electronic trading platform for Euronext’s derivative markets. The platform features an open system architecture, which through an Application Programming Interface (“API”), allows users to build or purchase trading or view-only applications to suit their specific business needs. Traders commonly do this via one of the many front-end trading applications that have been developed by independent software vendors. These applications are personalized trading screens that link the user to the market via the API, which allows users to integrate front/back office trading, settlement, risk management and order routing systems.

LIFFE CONNECT® has been designed to handle significant order flows and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor.

Products

Interest rate products. Liffe’s core product line is its portfolio of short-term interest rate contracts with its principal short-term rate contracts based on implied forward rates denominated in euro and sterling. Trading volumes in Liffe’s flagship product in this area, the Euribor Contract, have grown as the euro has increasingly established itself as a global reserve currency.

Equity products. More than 300 European equity options (including options on shares not listed on Euronext) can be traded on Liffe, making the exchange a leading market for equity options trading worldwide. The successful full-screen market model, which now characterizes this equity options market, has been rolled out to the other Liffe centers.

Equity index products. Liffe’s equity index derivatives allow customers to hedge against fluctuations in a range of European stock market indices, including the flagship FTSE 100®, CAC 40®, and AEX benchmark indices, and the European equity market as a whole.

Commodity products. Liffe is a leading provider of soft and agricultural commodity derivatives. Trading volumes have grown strongly in recent years, as investors seek to use commodities to help diversify their portfolios.

Currency products. Trading in currency derivatives on Liffe has declined significantly in recent years following the introduction of the euro.

OTC products. We offer transaction reporting and support services in OTC products through Afirm, Bclear and Cscreen—three innovative services that offer a flexible, secure, simple and cost-effective way of conducting wholesale equity derivatives trades.

•

Afirm is an “off-exchange” post-trade matching service offering affirmation or matching through to confirmation for OTC equity derivatives transactions. Afirm is designed to allow equity derivative market participants to reduce costs through the automation of manual processes and to reduce operational risk through real-time confirmation. Benefits offered by the service include automated trade confirmation, Financial products Markup Language, or “FpML,” messaging capability, and flat fees per trade confirmed through the service, irrespective of the size of the transaction.

•

Bclear provides OTC equity derivative market participants a means of registering, processing and clearing wholesale equity derivatives within the secure framework of an exchange and clearing house. Through Bclear, users can register OTC business for trade confirmation, administration and clearing as an exchange contract, while retaining the flexibility to specify contract maturity, exercise price and settlement method on futures and options on approximately 970 global blue-chip stocks and 13 indices. As evidence of Bclear’s increasing popularity within the derivative trading industry, equity derivative contract volumes processed through Bclear increased over 133% for the year ended December 31, 2007 compared to the prior year.

•	Cscreen is a dynamic application that enables registered brokers and traders to post and respond to indications of interest for wholesale equity derivatives.

Trading members

Trading members in Euronext’s derivative markets are dealers and/or brokers. Trading members can also become liquidity providers. Liquidity providers enter into agreements with Euronext, specifying their responsibilities. Liquidity providers are able to place several series of bulk quotes in one order, allowing them to send buy and sell orders for many contract months using only one message. If a trading member is disconnected from the trading system, all of its quotes (except good-till-cancelled orders) will be automatically cancelled by the system through a bulk cancellation function.

Post-Trade Service Providers

Clearing and settlement of trades executed on the Euronext exchanges are effected by LCH.Clearnet (for central counterparty clearing) through two subsidiaries, LCH.Clearnet Ltd in London and LCH.Clearnet SA in Paris, and Euroclear Group (for settlement of cash equities, except for trades executed on the markets organized by Euronext Lisbon in Portugal, where it is effected by Interbolsa, a wholly-owned subsidiary of Euronext Lisbon). LCH.Clearnet and Euroclear are independent entities that provide services to Euronext pursuant to contractual arrangements. In London however, Liffe plays a significant role in some of the clearing and settlement of its own business by: (a) operating the member-wide, post-trade management service through its Trade Registration System; and (b) operating the daily position reconciliation and margin calculation processes through its Clearing Processing System on behalf of LCH.Clearnet Ltd. Euronext initially owned the entities that provided clearing and settlement services to its continental European exchanges, but gradually divested them to LCH.Clearnet (for the clearing entities) and Euroclear (for the settlement entities). Interbolsa, which provides settlement services to Euronext Lisbon, is the only post-trade entity currently fully-owned by Euronext. In addition to receiving clearing services from LCH.Clearnet, we have a minority ownership interest in and board representation on LCH.Clearnet. Euronext also has a small ownership interest in and board representation on Euroclear.

Euronext’s Relationship with LCH.Clearnet. We have a dual-faceted relationship with LCH.Clearnet: we are a shareholder of LCH.Clearnet, and LCH.Clearnet is the clearer to Euronext markets. In March 2007, we entered into a transaction that is expected to reduce our ownership stake in LCH.Clearnet. Currently our ownership stake in LCH.Clearnet is 12.33% and we expect to further reduce our ownership to 5% by April 2008.

We are the most significant market group to which LCH.Clearnet provides clearing services. Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris are parties to an amended and restated clearing agreement entered into in October 2003 with LCH.Clearnet S.A. and LCH.Clearnet Group Ltd., pursuant to which such Euronext exchanges designated LCH.Clearnet S.A. as their central counterparty clearing house to provide clearing services for transactions executed on those markets. This clearing agreement may be terminated upon 30 months notice. Liffe is party to a clearing agreement with LCH.Clearnet Limited, originally entered into on June 7, 1988 and amended and restated on July 16, 1996, pursuant to which LCH.Clearnet Limited was appointed as a designated clearing house. This clearing agreement may be terminated upon 36 months notice. NYSE Euronext is in discussions with LCH.Clearnet London to restructure the terms of its continuing contractual relationship.

Euronext’s Relationship with Euroclear. Euroclear is a partner of Euronext for the settlement of cash equity transactions conducted on each of its markets (other than Euronext Lisbon) pursuant to contractual arrangements in place. Euronext has a direct shareholding of 2.75% in Euroclear plc, together with an indirect shareholding through Sicovam Holding. Euronext holds a 9.6% interest in Sicovam Holding, which holds 13.06% of Euroclear plc. As a result, Euronext’s shareholding in Euroclear is 4%.

Interbolsa. Interbolsa, a wholly-owned subsidiary of Euronext Lisbon, is the Portugal-based CSD that manages the Portuguese settlement and central securities depository systems. Interbolsa settles transactions conducted on Euronext’s market in Lisbon. Recently, Interbolsa developed SLME, its new Non-Euro Settlement System, which allows Euronext to offer non-Euro settlement (i.e., USD, GBP, CHF and JPY) to issuers who wish to list securities in Lisbon, in currencies other than the Euro.

Powernext sale: BlueNext. In connection with the launch of BlueNext in January 2008, we have sold our 28.25% stake in Powernext, a multilateral trading facility in charge of managing an organized power and emissions exchange.

BlueNext operates a spot market in CO2 emission allowances that is the European leader in the field, from trading through to worldwide delivery-versus-payment settlement in real time. BlueNext seeks to establish a leading position in trading in environment-related instruments and expects to launch a comprehensive range of a products and services. To this end, BlueNext’s current spot-market offering will be rounded out with a spot market in emission credits as soon as connections to international logs are operational. BlueNext expects to establish a futures market with physical delivery of allowances and credits, which is expected to improve overall market liquidity and depth. We hold a 60% interest in BlueNext with the remaining 40% held by Caisse des Dépôts.

Competition

Liffe competes with a number of international derivatives exchanges, most notably Eurex, which is the derivatives platform operated by Deutsche Börse, the CME Group, Inc. and the OTC markets.

Market Data Services

The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make informed trading decisions. The quality of our market data, our world-class collection and distribution facilities, and the ability of traders to act on the data we provide, attract order flow to our exchanges and reinforce our brand. Our primary market data services include the provision of real-time information relating to price, transaction or order data on all of the instruments traded on the cash and derivative markets of our exchanges.

U.S. Market Data Services

In the United States, we provide two types of market data services: consolidated data services and proprietary data products.

Consolidated Data Services

The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. We work with other markets to make our U.S. market data available, on a consolidated basis, on what is often referred to as the “consolidated tape.” This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place.

Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which provides the majority of the NYSE’s consortium-based market data revenues. We also receive a share of the revenues from Tape B and Tape C, which represent data related to trading of securities (including ETFs) that are listed on Amex and other regional exchanges, and Nasdaq, respectively. As of December 31, 2007, we had 450,619 professional subscribers for Tape A consolidated market data. Over the past two decades, we have expanded our market data business by accessing new customers, in particular nonprofessional subscribers and cable television audiences.

Proprietary Data Products

We make certain market data available independently of other markets. We package this type of market data as trading products (such as NYSE OpenBook®, through which the NYSE makes available all limit orders) and analytic products (such as TAQ Data, NYSE Broker Volume® and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics). These products are proprietary to us, and we do not share the revenues that they generate with other markets.

Revenues for our proprietary data products have grown significantly over the last few years, driven in large part by the success of NYSE OpenBook®, which the NYSE introduced in 2002. The advent of trading in penny increments and the accelerated use of “black box” trading tools accelerated the success of NYSE OpenBook®.

NYSE Arca also makes certain market data available independent of other markets. Through ArcaVision®, NYSE Arca provides listed companies, traders and investors with a tailored and customizable means to view detailed market data on particular stocks and market trends. Another data product, ArcaBook®, displays the limit order book of securities traded on NYSE Arca in real time.

The pricing for U.S. market data products must be approved by the SEC on the basis of whether prices are fair, reasonable and non-discriminatory.

European Market Data Services

Unlike in the U.S., European market data is not consolidated. In Europe, we distribute and sell both real-time and proprietary market information to data vendors (such as Reuters and Bloomberg), as well as financial institutions and individual investors.

Real-time Market Data

Our main data services activity is the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on the cash and derivative markets of Euronext, as well as information about Euronext’s indices. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indices), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector.

The consolidation of all of our European market data into one feed – Euronext Market Data Solution (“EMDS”) – was completed in 2007. Further enhancements and continued growth of the system’s capacity were realized in the rest of the year in response to the significant increase of data volumes.

Other Information Products

In addition to real-time market data, Euronext also provides historical and analytical data services as well as reference and corporate action data services.

Through our product NextHistory, targeted at professionals in the financial industry, we offer access to historical data for all of our European markets via the Internet or DVD. Through our Index File Service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indices and precise details of changes in index levels and constituent share prices.

Our market snapshots service in Europe provides full market overviews – including, but not limited to, quotes, prices and volumes relating to the full array of financial instruments traded on Euronext – at fixed times every trading day. Through our Masterfiles service, we offer comprehensive information on the characteristics of all warrants and certificates for listed securities on Euronext markets. Another service delivers information concerning corporate actions to the market.

Finally, we publish a number of daily official price lists, such as the Cote officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.

Corporate news distribution and Investor Relations services

In 2006, we acquired Companynews and Hugin AS in order to meet the demand for specialized services in corporate news distribution resulting from the European Transparency Directive, which took effect in January 2007. This Directive requires that listed companies adhere to minimum requirements in disclosing price sensitive information. In order to do so, most of these companies are expected to outsource their needs to a specialized service provider.

Index Services

U.S. Indices and Index Services

We have created nine U.S. benchmark indices. These include:

•

NYSE Composite Index®, which is designed to measure the performance of all common stocks listed on the NYSE, including REITs, tracking stocks and common equity and ADR listings of foreign companies. The index utilizes a transparent, rule-based methodology that includes free-float market capitalization weighting.

•	NYSE U.S. 100 IndexSM and NYSE International 100 IndexSM, which are designed to measure the performance of the largest 100 U.S. and non-U.S. stocks listed on the NYSE, respectively.

•	NYSE World Leaders IndexSM, which tracks the performance of 200 leading companies across 20 countries.

•	NYSE Sector Indices, which include the NYSE Energy Index®, NYSE Financial Index® and NYSE Health Care Index®.

•	NYSE TMT Index®, which measures the performance of the largest 100 NYSE-listed U.S. and non-U.S. stocks in the technology, media and telecommunications sectors.

•	NYSE Arca Tech 100 Index® (formerly the ArcaEx Tech 100 Index), a multi-industry technology index.

We have licensed the NYSE Composite Index® and the NYSE U.S. 100 IndexSM to Barclays Global Investors, N.A. for use in replicating the performance of the indices in the iShares® NYSE Composite Index Fund and the iShares® NYSE 100 Index Fund, and the NYSE Arca Tech 100 Index® to Zeigler Exchange Traded Trust for use in replicating the performance of the index in the NYSE Arca Tech 100 ETF.

European Indices and Index Services

Through our European subsidiary, Euronext Indices B.V., we maintain and improve approximately 200 existing indices and develop new ones when added value for market participants is identified. Companies listed on Euronext are indexed according to size, segments and sectors, per national market as well as Euronext wide. Apart from these proprietary indices, we also maintain and develop customized indices with or for clients, not necessarily based on Euronext listings only. The use of these indices is diverse, from derivatives trading to enhancing the profile of listed companies, issuing index-linked products and market analysis.

We maintain over 200 European indices, including the flagship AEX®, BEL 20®, CAC 40®, PSI 20® and Euronext 100® indices. Our primary European indices are set forth in the following table:

	Euronext Amsterdam	Euronext Brussels	Euronext Lisbon	Euronext Paris	Euronext wide
Blue chip	AEX	BEL 20	PSI 20	CAC 40	NextCAC 70 Euronext 100

Midcap	AMX	BEL Mid		CAC Next 20 CAC Mid 100 SBF 120(*) SBF 80 CAC Mid & Small 190	Next 150

Small cap Specialized sector/segment Indices	AScX	BEL Small		CAC Small 90 CAC IT CAC IT 20	NextPrime NextEconomy NYSE Alternext(**)

All Share Indices	AAX	BAS	PSI Geral	CAC AllShares SBF 250

Sector Indices (All share)	Dutch ICB Industries & Sectors indices	Belgian ICB Industries & Sectors indices	Portuguese ICB Industries indices	French ICB Industries & Sectors indices

(*)	Includes CAC 40 stocks.
(**)	Launched in 2006.

Technology and Intellectual Property

Technology

Technology is a key component of our business strategy, and we regard it as crucial to our success. Our markets employ a wide range of technologies that enable us to maintain our competitive position and investor confidence in the reliability and integrity of our trading platforms and markets.

We are committed to the ongoing development, maintenance and use of technology to enhance the functionality and technological solutions we provide our customers and to further grow and develop our business. Our technological initiatives are focused on satisfying each of the objectives set forth below:

•	Functionality. Our technologies are designed to support business-driven requirements and should be delivered on a timely basis with minimal defects. We continually assess the need to enhance our functionality in response to changing customer needs and evolving competitive and trading environments. In addition, our technologies must provide for regulatory effectiveness and are designed to support market surveillance and enforcement.

•

Performance. Our trading technologies are designed to provide fast and competitive response times, which are critical to operating successful electronic markets. We continually evaluate system performance in terms of its speed, reliability, scalability and capacity.

•

Capacity/Scalability. Our systems must be highly scalable, enabling us to meet anticipated growth in trading multi-asset classes in multiple markets by participants globally. We are committed to investing in systems capacity to ensure that our markets can maintain investor access during unusual peaks in trading activity or in response to other business-driven requirements. For example, we continue to enhance our technology to support our order handling capacity on our trading systems as order and trade volumes increase.

•

Reliability. Our systems are designed to be reliable and resilient to maintain investor trust and confidence. We continually evaluate our business continuity plans, including the availability and functionality of back-up data centers and back-up trading floors.

•	Total cost of ownership. We believe that our systems and operating environment should be managed with a competitive cost structure.

In furtherance of our business strategy and these objectives, we are integrating our technologies globally to establish a single platform that enables market participants to trade across multiple asset classes, markets, geographies and time zones. We have undertaken a global technology initiative that will involve the creation of a common point of entry, the CCG – meaning a single method by which any market participant globally can access our markets, products and services – and the simplification and convergence of our systems into a single global electronic trading platform, comprised of a UTP for equities (UTP-Equities) and derivatives (UTP-Derivatives) trading. We also intend to consolidate our networks and data centers globally.

We began this global integration initiative in 2007 and we are in the process of migrating our U.S. platforms to the CCG, a key component of our UTP architecture. We expect the migration of our European platforms will follow with the objective of establishing the UTP to support all our cash markets in Europe. In the final phase of our platform integration, we intend to integrate our European and U.S. derivatives platforms into the UTP.

To create a single global trading platform, we intend to consolidate all our existing networks to a single global SFTI network, which is a secure, high-performance network that offers exchanges both resiliency and performance. Through this single network, trading firms and investors can connect to real-time information and trading with securities markets, while financial markets can provide customers with access to their data and execution services regardless of their trading platform or interfaces. We also intend to leverage our recent technology initiatives – such as our agreement to acquire AEMS, our acquisition of Wombat and our integrated TransactTools solutions – to offer market participants a comprehensive and unique suite of leading technology solutions in a centralized environment.

U.S. Trading Technology

The major components of the current NYSE trading system architecture include:

•	order acceptance through Common Message Switch, which provides members access to the NYSE’s order processing systems for routing and processing of orders;

•	order database and routing through SuperDot®, which processes approximately 100% of electronic market and limit orders received from members and routes them to broker systems or Display Book®; and

•	order execution through Display Book®, which is a high-performance trading system used for automatic quotation and execution of incoming orders.

These systems are complemented by systems that support broker activities, including the Broker Booth Support System® (“BBSS”), which supports straight-through electronic order processing and reports for members on the floor of the NYSE, and the NYSE e-Broker Hand Held Device®, which is a mobile wireless handheld device that permits members on the floor to receive orders, access the Display Book®, report transactions on the floor, and generate messages to customers regarding current market conditions. Comparison and connectivity to the Depository Trust Corporation is accomplished through the Online Comparison SystemSM. The NYSE Information Generation System (“IGS”) and Market Data System (“MDS”) handle publication and subscription of market data for use by internal systems and for publication to the national market systems.

We are in the process of a global technology initiative that involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and acquisitions. This architectural upgrade is part of our plan to upgrade to the UTP for equities (UTP-Equities) and for derivatives (UTP-Derivatives) trading and we expect that will allow us to realize synergies as we move forward with our integration. The key components to this initiative include the following:

•

transitioning from the NYSE’s traditional Common Message Switch to a new front-end system running on Linux server technologies, known as the CCG. This system is expected to decrease latency and reduce operating costs;

•

eliminating the NYSE SuperDot system and implementing a Linux-based server application of Display Book® that is expected to increase our ability to adapt our systems more quickly to the changing needs of our customers, significantly decrease latency and reduce operating costs;

•	eliminating the BBSS system and replacing it with the Consolidated Broker System; and

•	eliminating the IGS system and replacing it with the Consolidated Ticker Plant, as well as replacing the MDS system with the implementation of newly acquired Wombat technologies.

In addition, proposed changes to the NYSE specialist operating model to transition specialists to “designated market makers” are expected to be part of our technology initiative in 2008.

NYSE’s trading system also relies on technology provided by NYSE TransactTools, which combines a high-performance enterprise software platform for financial connectivity with the network and facilities infrastructure of the world’s leading markets. NYSE TransactTools achieves this through two components: SFTI® and NYSE TransactTools Trading Connectivity Management (“TCM”).

SFTI® is the industry’s most secure and resilient network backbone, connecting all national market system market centers in the U.S. and rapidly expanding its footprint to link major and emerging markets around the globe. Customers gain access to SFTI® market centers via direct circuit to a SFTI® access point or through a third-party service bureau or extranet provider. SFTI® revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth.

The TCM software platform is an integrated connectivity and management architecture that has become the de facto standard among the financial industry’s leading electronic trading firms for reliability, scalability and performance. TCM was introduced in 2004 and has distinguished itself as the only solution able to easily handle the trading volume and scale requirements of the worlds’ largest financial markets and market participants. Customers can also receive low-latency messaging and trade lifecycle management using this software platform.

NYSE Arca operates its equities electronic trading platform on mid-range servers. NYSE Arca’s industry leading system is designed to accept up to 160,000 orders per second and to provide up to 8,000 simultaneous customer connections. In 2007, its system handled an average of approximately 130 million orders daily and approximately 8.5 million trades daily, with a capacity to handle 120 million trades daily.

NYSE Arca provides customers with multiple connectivity options, including through a wide variety of order management systems, third-party private networks and service bureaus. We also offer our customers different ways of interfacing with NYSE Arca, including NYSE Arca FIX Gateway, which utilizes the underlying technology of our CCG, and RealTick® Interface. Through the FIX Gateway, customers can access NYSE Arca using their existing trading system and third-party vendors. The Financial Information eXchange (“FIX”) protocol is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYSE Arca confirms a customer’s FIX connectivity through NYSE Arca Certification Testing.

Similarly, NYSE Arca operates its options electronic trading platform on the same category of mid-range servers. NYSE Arca’s options system is designed to accept over 1 million quotes and 80,000 orders per second. In 2007, its system handled an average of approximately 6 million orders daily and approximately 100,000 trades daily, with a capacity to handle 4 million trades daily.

European Technology

AEMS

Historically, Euronext has outsourced the information technology requirements of its business, including the development and maintenance of information technology applications as well as the use of software and resources, to AEMS, an entity 50% owned by Euronext and 50% owned by Atos Origin. In December 2007, we announced our intention to assume these outsourced activities internally and entered into an agreement with Atos Origin to acquire the 50% remaining stake not owned by Euronext. Currently, AEMS provides hosting and technical operations for our Euronext markets and we are its largest customer.

AEMS is a leading provider of information technology solutions for exchanges, clearing houses, banks and intermediaries. AEMS provides solutions for the entire range of activities of the exchange business, from exchange trading and trade support to post-trade activities. AEMS provides Euronext and other exchanges with trade services such as the capture, booking, routing, and matching of trading orders, and links to other exchanges. Its trade support services, primarily to banks and brokers, include deal capture and trade administration, trade confirmation, position monitoring, risk control, portfolio management, and back-office services. AEMS also provides post-trade services to clearing houses, banks, and brokers, including clearing and settlement-related services, interface to clearing and depositary services and clearing houses, custodial services, depository management, credit control and collateral management, and general ledger services.

Some of the major systems and platforms that are now owned or licensed to AEMS, and are provided or licensed by AEMS to Euronext, or in some cases to third-party customers in the financial industry, are:

•

NSC: A cash trading system for equity securities, bonds and other products, currently used by 17 financial market places worldwide (including Euronext’s four cash markets) on four continents. NSC handles the largest amount of cash trading globally by turnover and recently doubled its trading capacity. The NSC order latency, already reduced by 50% in 2006, to under 100 milliseconds, was further reduced to under two milliseconds in 2007. As part of our agreement to acquire AEMS, we will retain NSC’s cash trading system and related technology.

•

LIFFE CONNECT®: An electronic trading platform for futures and options used by Liffe’s five derivatives exchanges and TFX. As part of our agreement to acquire AEMS, we will retain the LIFFE CONNECT® trading platform and related technology.

•	Clearing 21®: A global clearing services solution for equities, bonds, futures and options used by clearing houses.

•	PAM: A market-access workstation used by traders to view market information and send and manage financial exchange orders.

•	ARAMIS: A real-time financial market supervision tool used by market regulators and supervision teams to ensure market integrity.

•	SARA: An international (G30) standards-compliant solution for clearing, settlement and depository.

•	TRS-CPS: A combined post-trade management and clearing solution used by Liffe’s London derivatives market, ICE Futures and LCH.Clearnet.

AEMS’ clearing and settlement business provides and manages technology for the post-trade industry, including customized platforms to manage clearing and settlement for cash and derivatives markets. Its principal customer is LCH.Clearnet and it also provides services to Liffe and ICE Futures. In particular, AEMS operates Clearing 21® for LCH.Clearnet, which is the only existing system that enables clearing houses to clear cash and derivative products on a single technical platform, in real-time and with a central guarantee. LCH.Clearnet holds a non-exclusive and non-transferable sublicense to use and modify the Clearing 21® system.

AEMS’ capital markets business works with banks and intermediaries to provide information technology solutions from trading through to settlement, and currently has over 1,000 banks, brokers and trading firms on its global distribution network.

Our agreement with Atos Origin to acquire the remaining 50% stake in AEMS provides that we would re-acquire ownership of the NSC cash trading and LIFFE CONNECT® derivatives trading platform technology and all of the management and development services surrounding these platforms as well as AEMS’s third-party exchange technology business. Atos Origin would acquire the third-party clearing and settlement business and capital markets business from AEMS. These transactions contemplate a payment of €275 million (US$400 million) from us to Atos Origin and of €20 million (US$29 million) from Atos Origin to AEMS.

This agreement in principle follows a longstanding, successful relationship between Atos Origin and Euronext, and allows the two companies to focus on their core businesses, given recent trends in their respective industries. Both parties will extend their historical relationship, Atos Origin becoming NYSE Euronext’s preferred supplier in integration and outsourcing IT services. The contemplated re-integration of the technology businesses within Atos Origin and NYSE Euronext is expected to be completed by the end of the summer in 2008.

Sale of Software: GL TRADE

GL TRADE, a subsidiary of Euronext, is a global provider of front to back-office solutions for international financial institutions on both the buy side and the sell side. GL TRADE’s software and proprietary network provide GL TRADE’s customers real-time access to more than 120 electronic markets around the world and link participants in the international financial community. By using GL TRADE’s products and services, its customers can trade shares, bonds, commodities and derivative instruments, view comprehensive financial information and automate all of their order flow from the front to the back office. GL TRADE serves over 1,000 major financial institutions.

GL TRADE has developed a range of front-to-back office solutions and services to meet the needs of the financial community. GL TRADE offers each of the following products and services:

Front Office Solutions

GL TRADE offers its clients GL STREAM™, the first straight through processing solution for multiple listed security types (equities, futures, options, commodities, forex and bonds). The system offers automated handling and real-time optimization of all processes involved in managing a market order. GL STREAM™ covers trading and order management and market connectivity. It has been developed with an open architecture and a flexible infrastructure that can operate either on the client’s site or on an ASP model. GL STREAM™ is fully compatible with third-party applications via the FIX protocol, and, for clients seeking the best possible performance, via APIs.

GL NET

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

Buy Side Trading Solutions: GL FAST

GL FAST offers the buy side community the GL WINWAY workstation, which links the benefits of the GL WIN platform with the features of GL XLS, an analytical module designed for clients that use Excel to manage their orders. This solution enables buy side clients to develop trading strategies and to forward their orders to several brokers. GL WINWAY provides all buy side trading functionality, such as market access and algorithmic trading.

Post Trade Solutions

GL TRADE provides post trade management solutions for the derivative, equity and bond markets. These services include automated real-time management of the entire deal settlement process and management of the allocation and delivery of all necessary information to the back office. GL TRADE is currently able to offer full and integrated solutions from front office to back office on listed derivatives markets. GL TRADE also provides sophisticated electronic back office solutions for equity and bond markets, which include management of settlement and delivery data flows with international custodians, calculation of provisional cash balances and associated borrowing-lending functions. GL TRADE also offers connectivity to U.S. clearing houses and settlement agents, which includes the production of information required under local laws.

Capital Market Solutions

GL TRADE offers cash management and risk hedging solutions through its TRADIX and FNX business line to French and international banks and major companies.

Data Centers

To enhance the capacity and reliability of our systems, we have established data centers located in Boston, Chicago, New York, San Francisco, and Northern New Jersey totaling approximately 125,000 square feet in size. Our European business is supported by data centers in London (1,196 square meters) and Paris (1,445 square meters). We are in the process of consolidating our ten data centers in the U.S. and Europe to four data centers (two in the U.S. and two in Europe). We anticipate that our data center consolidation initiative will be completed prior to the end of 2010.

We seek to ensure the integrity of our data network through a variety of methods, including access restrictions and firewalls. We monitor traffic and components of our data network, and use an application to detect network intrusions and monitor external traffic. Customer circuits and routers are monitored around the clock and anomalies in customer circuits are reported to its staff and carrier support personnel for resolution.

Intellectual Property

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries.

United States

In the United States, these include “New York Stock Exchange,” “NYSE,” “The Big Board,” “NYSE Composite Index,” “The World Puts Its Stock In Us,” “Archipelago,” “ArcaEx,” “Archipelago Exchange,” “Pacific Exchange,” and images of the NYSE Trading Floor and building façade. Registration applications for other marks are pending in the United States and in other countries.

In addition, we own a number of registered U.S. trademarks or service marks that are used in our operations and we have a number of applications pending. We also hold the rights to a number of patents and have made a number of patent applications. However, we do not engage in any material licensing of these patents nor are these patents, individually or in the aggregate, material to our business.

We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic.

Europe

We regard substantial elements of Euronext’s brands, logos, products and market data to be proprietary. We attempt to protect these elements by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods. In particular, we have trademark registrations for the most important names of the Euronext companies, and for the indices and services Euronext provides. Many of Euronext’s trademarks are registered in a number of countries. For example, the Euronext trademark has been registered in all countries which are material to our European business revenues.

The following is a sample of the registered trademarks of our European operations that we own: Euronext®, NYSE Alternext®, Eurolist by Euronext®, AEX®, BEL 20®, CAC 40®, PSI 20®, NextCAC 70®, LIFFE® and LIFFE CONNECT® .

EMPLOYEES

As of December 31, 2007, we employed 3,083 full-time equivalent employees (excluding 1,398 GL TRADE employees), 1,973 of which were located in the U.S. and 1,110 of which were located in Europe. Overall, we consider our relations with our employees, as well as our relations with any related collective bargaining units or worker’s councils, to be good.

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

Broker-dealers must also register with the SEC, and members must register with an SRO, submit to federal and SRO regulation, and perform various compliance and reporting functions.

Two subsidiaries of NYSE Group, NYSE and NYSE Arca, Inc., as national securities exchanges and SROs, are registered with, and subject to oversight by, the SEC. Accordingly, the NYSE and NYSE Arca are regulated by the SEC and, in turn, are the regulators of their members. The regulatory functions of both the NYSE and NYSE Arca are performed by NYSE Regulation, acting through its own staff and, for certain functions, utilizing staff of Financial Industry Regulatory Authority, Inc. or FINRA (formerly known as National Association of Securities Dealers, Inc., or NASD) pursuant to an agreement. See “— NYSE Regulation — Structure, Organization and Governance of NYSE Regulation” below.

NYSE Regulation

Overview. As registered national securities exchanges in the U.S., NYSE and NYSE Arca, Inc. are charged with oversight of the financial and operational status and sales-practice conduct of members and their employees, and have responsibility for regulatory review of their trading activities on those exchanges. In addition, the NYSE and NYSE Arca are responsible for enforcing compliance with their respective financial and corporate governance listing standards by listed companies.

As described below, financial, operational and sales practice oversight is generally conducted by FINRA. The remaining regulatory functions of the NYSE and NYSE Arca are performed by NYSE Regulation, Inc., a separate Type A not-for-profit subsidiary of NYSE Group. NYSE Regulation, employing approximately 260 people as of December 31, 2007, consists of the following three divisions:

•	Listed Company Compliance;

•	Market Surveillance; and

•	Enforcement

FINRA. On July 30, 2007, NYSE Group and NYSE Regulation, each a wholly owned subsidiary of NYSE Euronext, entered into and completed an asset purchase agreement with FINRA pursuant to which the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service (collectively, the “Transferred Operations”), were consolidated with those of FINRA.

In connection with this transaction, approximately 427 employees of NYSE Regulation were transferred to FINRA. The remaining employees of NYSE Regulation are dedicated primarily to market surveillance, related enforcement and listed company compliance for NYSE and NYSE Arca. In addition, FINRA and NYSE Group also entered into agreements under which NYSE Group provides certain transition services to FINRA and its affiliates and FINRA provides certain regulatory services to NYSE Group and its affiliates.

Listed Company Compliance. The NYSE and NYSE Arca require their listed companies to meet their respective original listing criteria at listing, and to thereafter maintain continued compliance with their respective listing standards. The Listed Company Compliance division of NYSE Regulation monitors and enforces compliance with these standards. The division is split into two parts:

•

the financial compliance group, which reviews a company’s reported financial results both at the time of listing and thereafter to ensure that it meets original listing and continued listing requirements; and

•

the corporate compliance group, which ensures that listed companies adhere to required qualitative standards, including governance requirements for configuration of corporate boards, director independence and financial competence of audit committee members.

Market Surveillance. The Market Surveillance division is responsible for monitoring equity trading activity on the facilities of the NYSE for violations of federal securities laws and rules and exchange trading rules, including prohibitions against insider trading and manipulation activity. It also monitors equity trading on the facilities of NYSE Arca for insider trading and manipulation activity. Such monitoring of trading activities involves both real-time and post-trade review. The Market Surveillance division uses sophisticated technology to detect unusual trading patterns, and the staff of the Market Surveillance division also maintains a presence on the trading floor of the NYSE. Market Surveillance makes referrals to the NYSE Regulation Enforcement division and the SEC Division of Enforcement, as appropriate. NYSE Regulation also maintains a surveillance group that similarly monitors equities and options trading on NYSE Arca, including maintaining a presence on its options trading floor. That surveillance may also result in referrals to NYSE Regulation Enforcement or the SEC Division of Enforcement. In addition, it is expected that NYSE and NYSE Regulation will conclude an agreement with FINRA and each of the other registered national securities exchanges in the U.S. to consolidate the conduct of insider trading surveillance. It is contemplated that under that agreement, NYSE Regulation will conduct such surveillance with respect to all trading of NYSE and NYSE Arca listed securities in the United States regardless of the market on which the trading occurs, while FINRA will conduct such surveillance with respect to all trading of securities listed on the Nasdaq Stock Market and Amex.

Enforcement. The Enforcement division investigates and prosecutes violations of NYSE and NYSE Arca rules and U.S. federal securities laws and regulations relating to trading on NYSE or NYSE Arca. Enforcement cases can include books and records deficiencies, reporting and supervisory violations, misconduct on the trading floor, insider trading, market manipulation and other abusive trading practices. Sources of investigations for the Enforcement division include examination findings referred by FINRA, surveillance reviews referred by the Market Surveillance division, arbitration referrals from FINRA, reporting of customer complaints and settlements by members, referrals from the SEC and complaints by members of the investing public and securities professionals. All settlements negotiated between NYSE Regulation Enforcement and a respondent are reviewed, and all contested cases are conducted, pursuant to administrative procedures which are independent of NYSE Regulation management.

Structure, Organization and Governance of NYSE Regulation. NYSE Regulation has undertaken to perform the regulatory functions of the NYSE and NYSE Arca pursuant to a delegation agreement with the NYSE and a regulatory services agreement with NYSE Arca. In addition, NYSE Arca continues to have its own chief regulatory officer to oversee the performance of its regulatory responsibilities, although NYSE Arca’s chief regulatory officer also reports to the NYSE Regulation chief executive officer and the NYSE Regulation board of directors. NYSE Regulation also has an explicit agreement with NYSE Group, the NYSE and NYSE Market, Inc. (“NYSE Market”) so that adequate funding is provided to NYSE Regulation. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Group or any entity other than NYSE Regulation.

NYSE Regulation has been and expects to continue to be self-funded through its collection of regulatory fees and fines and through its agreements with the NYSE, NYSE Market and NYSE Arca to provide regulatory services. NYSE Regulation levies fines as a result of formal disciplinary action imposed by the Enforcement division of NYSE Regulation.

NYSE Regulation does not adjust the amount of regulatory fees charged based on the amount of fines assessed. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors.

NYSE Regulation incorporates several structural and governance features designed to ensure its independence, given our status as a for-profit and listed company. NYSE Regulation is a separately incorporated, not-for-profit entity. Each director of NYSE Regulation (other than its chief executive officer) must be independent under the independence policy of the NYSE Euronext board of directors, and a majority of the members of the NYSE Regulation board of directors and its compensation committee and nominating and governance committee must be persons who are not directors of NYSE Euronext. The chief executive officer of NYSE Regulation is also not permitted to be an officer or employee of any affiliated unit other than NYSE Regulation and reports solely to the NYSE Regulation board of directors.

To reduce the conflicts that can arise from “self listing,” NYSE Regulation is responsible for all listing compliance decisions with respect to NYSE Euronext’s listing on the NYSE. In addition, NYSE Regulation prepares for its board of directors quarterly reports summarizing its monitoring of NYSE Euronext’s compliance with NYSE listing standards, and its monitoring of the trading of NYSE Euronext’s common stock. A copy of these reports must be forwarded to the SEC. In addition, NYSE rules require an annual review by an independent accounting firm to ensure that NYSE Euronext is in compliance with the listing requirements, and a copy of this report must be forwarded to the SEC.

NYSE Regulation has adopted structural and governance standards in compliance with applicable U.S. federal securities laws, and in particular, Section 6 of the Exchange Act with respect to fair representation of members.

Regulatory Auditor. In an order dated April 12, 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC’s action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation’s surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members. The Order provides that the regulatory auditor is required to report the auditor’s conclusions to the NYSE board and to the SEC, and those conclusions are to be included in NYSE’s annual report. The conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC were included in our Annual Report on Form 10-K/A filed with the SEC on May 1, 2007.

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

The regulatory framework in which Euronext operates is substantially influenced and partly governed by European directives in the financial services area. In November 2007, the ISD was replaced by MiFID, one of the key directives in the Financial Services Action Plan (“FSAP”). The FSAP was adopted by the European Union in

1999 in order to create a single market for financial services by harmonizing the member states’ rules on securities, banking, insurance, mortgages, pensions and all other financial transactions. In order to implement the FSAP, the European Union adopted the following key directives:

•	the Market Abuse Directive of January 28, 2003 (the “Market Abuse Directive”);

•	the Prospectus Directive of November 4, 2003 (the “Prospectus Directive”);

•	the Transparency Directive of December 15, 2004;

•	the Takeover Directive of April 21, 2004;

•	the Markets in Financial Instruments Directive of April 21, 2004; and

•	the Capital Adequacy of Investment Firms and Credit Institutions Directive of October 11, 2005.

The progressive implementation by European member states of these directives is enabling and increasing the degree of harmonization of the regulatory regime with respect to financial services, offering, listing, trading and market abuse. In addition, the implementation of the MiFID directive by the European member states will result in a reinforcement of the regulators’ authority and control over market operators’ governance, shareholders and organization.

Regulation of Euronext

Group-Wide Supervision and Regulation. The national regulators of the Euronext exchanges are parties to two Memoranda of Understanding (“MOUs”) that provide a framework to coordinate their supervision of Euronext and of the markets operated by the Euronext group. The first MOU was initially entered into by the Dutch, French and Belgian exchange regulatory authorities in 2001 and was extended to the Portuguese exchange regulatory authority in 2002. The second MOU, which relates principally to the regulation of Euronext’s derivatives markets, was entered into between such authorities and the UK exchange regulatory authority in 2003.

Within the framework of the first MOU, Euronext’s continental European exchange regulators agreed to develop and implement a coordinated approach with respect to the supervision of Euronext markets, in particular with respect to the trading systems, registration and monitoring of trades, and dissemination of market data, subject to the rights and obligations of each regulatory authority under the national laws of its home jurisdiction. The regulatory authorities that signed the MOUs cooperate on the basis of a multilateral memorandum of understanding with respect to the exchange of information and oversight of securities activities implemented by the Committee of European Securities Regulators (“CESR”) (formerly Forum of European Securities Commissions, or “FESCO”). Representatives of Euronext’s regulatory authorities meet in working groups on a regular basis in order to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulations.

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

Regulation of Euronext N.V. At the time that Euronext was formed in 2000, Euronext received a joint exchange license together with Euronext Amsterdam to operate regulated markets. NYSE Euronext (International) B.V., NYSE Euronext (Holding) B.V., Euronext, Euronext (Holdings) N.V. and Euronext Amsterdam N.V. each has a license to operate the regulated market. The market operators are subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, or “AFM”), in accordance with Dutch securities law and the terms and conditions of the license to operate the regulated markets. The Dutch Minister of Finance’s and the AFM’s powers include a veto/approval right over (i) the direct or indirect acquisition of more than 10% of the shares in a market operator, (ii) the appointment of the policy makers of the market operators, (iii) any mergers, cross-shareholdings and joint ventures, and (iv) any actions that may affect the proper operation of the Dutch exchanges.

National Regulation

Euronext’s European market operators hold licenses for operating the following European Union regulated markets:

•	Euronext Amsterdam operates two regulated markets: one stock market (Euronext Amsterdam) and one derivatives market (Euronext Amsterdam Derivatives Market, i.e., the Amsterdam market of Liffe);

•	Euronext Brussels operates two regulated markets: one stock market (Euronext Brussels) and one derivatives market (Euronext Brussels Derivatives Market, i.e., the Brussels market of Liffe);

•	Euronext Lisbon operates two regulated markets: one stock market (Euronext Lisbon) and one derivatives market (Euronext Lisbon Futures and Options Market, i.e., the Lisbon market of Liffe);

•	Euronext Paris operates three regulated markets: one stock market (Euronext Paris) and two derivatives markets (MONEP and MATIF, i.e., the Paris market of Liffe); and

•	LIFFE Administration and Management operates one regulated market, a derivatives market (the London International Financial Futures and Options Exchange, i.e., the London market of Liffe).

Each market operator also operates a number of markets that do not fall within the EU definition of “regulated markets” (described in this document as “non-regulated markets”). Each market operator is subject to national laws and regulations pursuant to its market operator status.

Euronext Amsterdam. Under Section 5.26 of The Dutch Financial Supervision Act, the operation of a regulated market in the Netherlands is subject to prior authorization by the Dutch Minister of Finance who may, at any time, amend or revoke this authorization if necessary to ensure the proper functioning of the markets or the protection of investors. Authorization may also be revoked for non-compliance with applicable rules.

AFM, together with De Nederlandsche Bank (“DNB”), acts as the regulatory authority for members of Euronext Amsterdam, supervises the primary and secondary markets, ensures compliance with market rules and monitors clearing and settlement operations. The Dutch Minister of Finance authorizes the recognition of regulated markets and issues declarations of no objection in connection with the acquisition of significant shareholdings in the operator of a regulated market in the Netherlands.

Euronext Brussels. Euronext Brussels is governed by the Belgian Act of August 2, 2002, which became effective on June 1, 2003 and is recognized as a market undertaking according to article 16 of this Act. The Belgian Law of August 2, 2002 transferred to the CBFA some of the responsibility previously executed by the Brussels exchange (e.g., disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers). Euronext Brussels continues to be responsible for matters such as the organization of the markets and the admission, suspension and exclusion of members and has been appointed by law as a “competent authority” within the meaning of the Listing Directive. Euronext Brussels, also governs four non-regulated markets: the Trading Facility, the Marché Libre (created in October 2004), the Public Auction Market for non-listed companies and NYSE Alternext (created in 2006).

Euronext Lisbon. Euronext Lisbon is governed by Decree of Law no. 357-C/2007 (Regime Jurídico das Sociedades Gestoras de Mercado Regulamentado, das Sociedades Gestoras de Sistemas de Negociação Multilateral, das Sociedades Gestoras de Câmara de Compensação ou que actuem como Contraparte Central, das Sociedades Gestoras de Sistema de Liquidação e das Sociedades Gestoras de Sistema Centralizado de Valores Mobiliários), which, along with the Portuguese Securities Code and the Comissão do Mercado de Valores Mobilários (“CMVM”) regulations, governs the regime for regulated and non-regulated markets, market operators and all companies with related activities. This law replaces and supersedes Decree of Law no. 394/99 of October 13, 1999, as amended, which was the regulatory framework in force at the time of the Euronext merger with NYSE Group. The creation of regulated market companies requires the prior authorization in the form of a decree from the Portuguese Minister of Finance, following consultation with the CMVM. The CMVM, Euronext Lisbon’s national regulator, is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings. In addition, a regulated market must be registered with the CMVM prior to starting operations. The Portuguese Minister of Finance may withdraw recognition of a regulated market in certain cases stipulated in the above-mentioned law.

Euronext Paris. Euronext Paris is governed by the French Monetary and Financial Code. Under the French Monetary and Financial Code, the French Minister of Finance has the authority to confer or revoke regulated market status upon recommendation of the Autorité des Marches Financiers (the French securities regulator known as “AMF”) and following an opinion from the French Banking Commission (“Commission Bancaire”). Market status is granted if the market meets specific conditions for proper operation. In particular, the market must have rules governing access to the market, listing of securities, the organization of trading, the suspension of trading, and the recording and publication of trades. The AMF is responsible for safeguarding investments in financial instruments and in all other savings and investment vehicles, ensuring that investors receive material information, and maintaining orderly financial markets. It establishes the rules of conduct that must be observed by market operators and their personnel, determining the conditions for granting or revoking professional licenses for individuals acting on behalf of market operators, and establishing the general principles for the organization and operation of regulated markets. It is also responsible for formulating the rules governing the execution and publication of transactions involving securities or futures and options contracts listed on these markets. It also has the authority to regulate and monitor companies’ IPOs (i.e., vetting of prospectuses), financial communication of listed companies and tender offers.

Furthermore, as mentioned above, the AMF makes recommendations to the French Minister of Finance on conferring regulated market status. Finally, the AMF approves the rulebooks of regulated markets. All amendments to the rulebooks of a regulated market are subject to the prior approval of the AMF. The AMF is also empowered to establish standards for certain non-regulated markets or obligations for persons having made forms of public offerings other than listing on a regulated market, which may be relevant for the operation of non-regulated markets by Euronext Paris (notably NYSE Alternext and the Marché Libre).

In addition to its status as a market operator, Euronext Paris is approved as a specialized financial institution and is therefore governed by French banking legislation and regulations (notably the French Banking Act as amended and codified in the French Monetary and Financial Code), which means that it is subject to supervision by the Comité des Etablissements de Crédit et des Entreprises d’Investissement (“CECEI”) and the Commission Bancaire. As the relevant indirect parent company of Euronext Paris for purposes of banking regulations, Euronext is also subject to certain reporting and statutory requirements of the Commission Bancaire. As such, it must comply with certain ratios and requirements including minimum equity requirements and solvency ratios.

Liffe. LIFFE (Holdings) plc, a UK company, is governed by the UK Companies Acts of 1985, 1989 and 2006 (to the extent currently implemented). Liffe (Holdings) shares are held by Euronext UK Ltd., a subsidiary of Euronext.LIFFE (Holdings) has three principal regulated subsidiaries: LIFFE Administration and Management and LIFFE Services Ltd in the UK, and NQLX LLC in the United States.

LIFFE Administration and Management (“LIFFE”) administers the markets for financial and commodity derivatives in London, which are overseen by the U.K. Financial Services Authority. In the UK, financial services legislation comes under the jurisdiction of Her Majesty’s Treasury, while responsibility for overseeing the conduct of regulated activity rests with the Financial Services Authority. Under current legislation, LIFFE is designated as a recognized investment exchange pursuant to the U.K. Financial Services and Markets Act 2000. As such, LIFFE is required to maintain sufficient financial resources for the proper performance of its functions (requirement to hold at least £96 million of cash in its assets based on 2007 financials).

LIFFE Services Limited is primarily a technology supplier and is governed by Financial Services Authority regulations as a service company.

NQLX LLC is a wholly owned indirect subsidiary of LIFFE (Holdings), which is notice-registered with the SEC and is regulated by the Commodities Futures Trading Commission as a designated contract market. NQLX LLC is currently dormant but has retained its status as a designated contract market in anticipation of listing new contracts in the future.

Additional National Regulation. The rules set forth below relating to the acquisition of an interest in a market operator apply to both direct and indirect acquisitions and, to the extent that NYSE Euronext is the parent company of Euronext that holds in turn directly or indirectly 100% of its five market operator subsidiaries, also apply to the acquisition of an interest of the same size in it. These rules are specific to market operators (and their holding companies) and are in addition to shareholder reporting rules applicable to listed companies generally.

•

Under Dutch law, no shareholder may hold or acquire, directly or indirectly, or try to increase its stake to more than 10% of a recognized market operator without first obtaining a declaration of no-objection from the Dutch Minister of Finance.

•

Under French law, the acquisition and divesture by any person or group of persons acting in a concerted manner of 10%, 20%, 33 1/3% or 50% of Euronext Paris shares or voting rights must be authorized by CECEI. By exception to the above, in the event that the acquisition or divesture of shares takes place outside of France between non-French persons, such acquisition or divesture need only be notified to the CECEI, which, if it determines that such transaction could adversely affect the fit and proper management of Euronext Paris, could decide to review and amend Euronext’s credit institution license.

•

Also under French law, any person or group of persons acting in a concerted manner who acquires Euronext Paris shares or voting rights in excess of 10%, 20%, 33 1/3%, 50% or 66 2/3% is required to inform Euronext Paris that in turn has to notify the AMF and make the information public. Any person acquiring direct or indirect control has to obtain the prior approval of the Minister of Finance upon recommendation of the AMF.

•

Under Belgian law, any person who intends to acquire securities in a market undertaking and who would, as a result of such acquisition, hold directly or indirectly 10% or more of the share capital or of the voting rights in that market undertaking, must provide prior notice to the CBFA. The same obligation applies each time such person intends to increase its ownership by an additional 5%.

•

Under Portuguese law, a shareholder who intends to acquire, directly or indirectly, a dominant holding in a Portuguese market operator must obtain the prior authorization of the Portuguese Ministry of Finance. In addition, all entities acquiring or disposing of a holding (direct or indirect) in a market undertaking in Portugal at the level of 2%, 5%, 10%, 20%, 33 1/3%, 50%, 66 2/3% and 90% of the voting rights, must notify the CMVM of the acquisition or disposal within three business days following the relevant transaction.

•

In the United Kingdom, the Financial Services Authority requires that “recognized investment exchanges” (such as LIFFE) meet a “fit and proper” test taking into account, among other things, governance arrangements, integrity and competence of key personnel.

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

Notices adopted by Euronext under Rulebook I apply to all Euronext markets (unless otherwise specified), while those for Rulebook II are specific to local jurisdictions. Rulebook I covers the following matters:

•	membership and market access rules for cash markets and derivative markets;

•	trading rules for cash markets and derivative markets;

•	listing rules for cash markets;

•	rules of conduct for cash markets and derivative markets; and

•	enforcement of the rules (applicable to cash markets and derivative markets).

Listing and Financial Disclosure

The regulatory authorities that are signatories to the aforementioned MOUs have agreed to use their best efforts to harmonize their respective national rules, regulations and supervisory practices regarding listing requirements, prospectus disclosure requirements, ongoing obligations of listed companies, takeover bid rules and disclosure of large shareholdings. The rules regarding public offerings of financial instruments and prospectuses as well as ongoing (ad hoc and periodic) disclosure requirements for listed companies are set forth by the Prospectus Directive and Transparency Directive which must be implemented in Euronext countries by each legislative body and regulator. Companies seeking to list and trade their securities on a Euronext market must comply with the harmonized listing requirements of Rulebook I and, following admission, with the ongoing disclosure requirements set forth by the competent authority of their home member state.

Companies may apply for admission to listing and trading in one or more jurisdictions in which a Euronext market is located. However, a single point of entry for issuers allows investors from other Euronext countries to have access to the order book as far as trading is concerned. The settlement processes may still differ among the various Euronext markets but are being integrated and harmonized within the Euroclear group settlement systems, with the exception of the Portuguese market for which settlement activities will continue to be performed by Interbolsa.

Membership and Compliance

Euronext offers to its members the ability to extend membership across all Euronext jurisdictions, subject to the fulfillment of technical conditions that may include adequate local clearing and settlement arrangements and the satisfaction of applicable regulatory requirements. With regard to investment service providers, this common membership is achieved through the “MiFID passport” (i.e., the right to provide services or establish a branch in the host country based on the MiFID license granted in the home country). As for the persons who do not benefit from this passport (because their activity does not call for a license under the MiFID or due to their extra-European origin), Euronext regulators have put in place arrangements that aim at creating a “proxy passport” whereby the diligence conducted by one of the relevant European authorities to authorize a person to conduct its business as a trading member can be relied upon by the other authorities, within the limits of the sovereignty of each signatory authority.

According to MiFID, members have to comply with the conduct of business rules imposed by their home member state, notwithstanding the use of their passport to provide services in the host country, or the host state where they have set up branches as appropriate.

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

Trading and Market Monitoring

MiFID, the Market Abuse Directive, CESR standards and the Euronext Rulebooks all provide minimum requirements for monitoring of trading and enforcement of rules by Euronext as a regulated market. Euronext has set up a framework to organize market monitoring by which it:

•	monitors trading in order to identify breaches of the rules, disorderly trading conditions or conduct that may involve market abuse;

•	reports to the local regulator of breaches of rules or of legal obligations relating to market integrity; and

•	monitors compliance with and enforces Euronext rules pursuant to European standards and the Euronext Rulebooks.

Market surveillance and monitoring are implemented through a two-step process consisting of real time market surveillance and post-trade (i.e., “next day”) analysis of executed trades. In addition, Euronext ensures member compliance with its rules by conducting on site investigations and inspections.

Real time monitoring of the markets is performed by Cash Market Operations (“CMO”) and, for derivative markets by Liffe Market Services (“LMS”). CMO and LMS are the day-to-day first lines of contact for all market participants (members, issuers and regulators) in respect of operational issues. They monitor day-to-day activity and can take immediate action to maintain fair and orderly markets. This monitoring triggers preventative and immediate action when the functioning of the orderly market is threatened and market rules are not complied with.

Post-trade monitoring is undertaken by the Market Integrity Department in respect of the cash and continental derivatives markets and by the Audit, Investigation and Membership Unit in respect of the London derivatives market. As part of their T+1 activities, both departments have developed a set of monitoring tools that are used to detect and deter particular types of abusive behavior, such as insider trading and front running, which left unchecked could undermine investors’ confidence in the integrity of the Euronext markets. In addition, both departments undertake audits of member firms in order to ensure that members are both complying with the rules and have appropriate controls and procedures in place over specific areas of their business, such as pre- and post-trade risk management and back office functions.

CMO and LMS enforce all rules relating to trading activity including the provisions of Chapter 8 of the Euronext Rulebook I (relating to rules of conduct) on a real time basis. In this manner, suspected cases of market abuse are reported to the competent regulator (who is responsible for enforcing the Market Abuse Directive provisions in accordance with national laws and regulations) and possible infringements of Euronext rules is reported to the compliance departments within Euronext.

These compliance departments are also responsible for the conduct of on-site member inspections and investigations, and handle infringements of Euronext rules by enforcing Chapter 9 of the Euronext Rulebook I.

ITEM 1A.	RISK FACTORS

We face intense competition and compete globally with a broad range of market participants for listings and trading volumes. Our failure to compete successfully will have a material adverse effect on our business.

We face significant competition, in particular with respect to listings and trading of cash equities, ETFs, closed-end funds, structured products and derivatives (including a range of securities futures and options, financial futures and options, and commodities futures and options), and this competition is expected to intensify in the future. Our current and prospective competitors, both domestically and around the world, are numerous and include both traditional and non-traditional execution and listings venues. These include regulated markets, ECNs and other alternative trading systems, market makers and other execution venues. We also face significant and growing competition from large brokers and customers that have the ability to divert trading volumes from us. Large banks may assume the role of principal and act as counterparty to orders originating from retail customers, thus “internalizing” order flow that would otherwise be transacted on exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their respective order flows, depriving us of potential trading volumes. The competitive significance in Europe of these varied alternate trading venues is likely to increase substantially in the future, with the regulatory environment in Europe becoming more favorable to off-exchange trading as a result of the reforms contained in MiFID. MiFID was required to be implemented under local laws of the EU Member States by January 31, 2007 and these local implementation measures were required to enter into effect on November 1, 2007. See “— The implementation of MiFID may accelerate the development of off-exchange trading in Europe, which may harm our competitive position.”

We compete with such market participants in a variety of ways, including the cost, quality and speed of trade execution, liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to trading participants and listed companies, technological innovation and reputation. Our competitors may:

•	respond more quickly to competitive pressures because they are not subject to the same degree of regulatory oversight as we are;

•	develop products and services that are preferred by our customers;

•	price their products and services more competitively;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize faster, more efficient technology;

•	consolidate and form alliances, which may create greater liquidity, lower costs and better pricing than we will be able to offer;

•	market, promote and sell their products and services more effectively; and

•	better leverage existing relationships with customers and alliance partners or better exploit brand names to market and sell their services.

We may also face competition from new entrants into the markets in which we compete. The emergence of new competitors may increase price competition and reduce margins for all existing cash and derivatives markets, including our markets. New entrants may include new alternative trading systems and new initiatives by existing market participants, including established markets or exchanges. For more information of the competitive environment in which we operate, see the relevant discussion in Part I, Item 1 under the caption “Information About NYSE Euronext.”

Globalization, growth, consolidations and other strategic arrangements in the exchange sector may impair our competitive position.

The liberalization and globalization of world markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, global competition among listing venues, trading markets and other execution venues has become more intense.

In addition, in the last several years, the structure of the exchange sector has changed significantly through demutualizations and consolidations. In response to increasing competition, many marketplaces in both Europe and the United States have demutualized to provide greater flexibility for future growth. The exchange sector is also experiencing consolidation, creating a more intense competitive environment. For example, in the United States, each of the Philadelphia Stock Exchange, Inc., on November 7, 2007, and the Boston Stock Exchange, Inc., on October 2, 2007, announced that it had entered into an agreement to be acquired by Nasdaq. On September 20, 2007, Nasdaq and Bourse Dubai announced that they had entered into an agreement pursuant to which Bourse Dubai would acquire a 19.99% stake in Nasdaq and Nasdaq’s 20% stake in London Stock Exchange, and Nasdaq would acquire the shares of OMX anticipated to be acquired by Bourse Dubai in its exchange offer for OMX, and on February 27, 2008, the merger between Nasdaq and OMX was completed, leading to the formation of The Nasdaq OMX Group, Inc. On July 12, 2007, Chicago Mercantile Holdings, Inc. and CBOT Holdings, Inc. completed their merger to form CME Group, Inc. On December 20, 2007, the International Securities Exchange Holdings, Inc. (“ISE”) was acquired by Eurex, a derivatives exchange jointly owned by Deutsche Börse AG and SWX Swiss Exchange. On October 1, 2007, the London Stock Exchange and Borsa Italiana completed their merger, and it is anticipated that the process of consolidation in the European exchange sector will continue. We also recently entered into an agreement to acquire the business of MC, including its subsidiary Amex.

Because of these market trends, we face intense competition. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Future business combinations, acquisitions, partnerships, joint ventures and strategic investments and alliances may require significant resources and/or result in significant unanticipated costs or liabilities.

We may seek to grow and diversify our company and businesses by entering into business combination transactions, making acquisitions or entering into partnerships, joint ventures or strategic investments or alliances, which may be material. For example, in 2007, we completed our business combination transaction with Euronext and our acquisition of TransactTools, acquired a 5% equity position in the National Stock Exchange of India, entered into a strategic alliance with the Tokyo Stock Exchange, acquired a 1% stake in Bovespa (a Brazilian stock exchange), and entered into an agreement pursuant to which we would acquire the 50% stake in AEMS owned by Atos Origin. In 2008, we acquired the business of Wombat, and signed a binding term sheet and a definitive agreement to acquire a 5% equity position in India’s Multi Commodity Exchange, subject to certain conditions and obtaining all regulatory approvals. In 2008, we also entered into an agreement to acquire the business of MC, including its subsidiary Amex, subject to certain conditions and obtaining all required approvals.

The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector and existing or potential future regulatory restrictions on foreign direct investments in certain countries, which may adversely affect our ability to identify acquisition targets or strategic partners consistent with its objectives. Even if we do succeed in making acquisitions or entering into strategic alliances, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of management that would otherwise be available for the ongoing development of the business. If we make future acquisitions, we may issue shares of our stock that dilute existing stockholders’ stakes in the company, expend cash, incur debt, assume contingent liabilities or create other additional expenses, any of which could harm our business, financial condition or results of operations.

In addition, our bylaws require acquisitions, mergers and consolidations involving more than 30% of the aggregate equity market capitalization or value of NYSE Euronext (or, under certain circumstances, transactions involving an entity whose principal place of business is outside of the United States and Europe) to be approved by two-thirds of the directors then in office. This requirement may prevent us from pursuing an acquisition, even if a majority of the board believes it to be in the best interests of us and our stockholders.

Furthermore, our ability to direct the actions of our strategic investment partners that we do not control is limited. For example, we are unable unilaterally to cause dividends or distributions to be made to us from the entities in which we have a minority strategic investment or to direct the management of such entities. Some of our investments may entail particular risks, including the possibility that a partner, majority investor or co-venturer may have different interests or goals, and may take action contrary to our instructions, requests, policies or business objectives, any and all of which could adversely impact our brand name and reputation. Also, a number of our minority positions may be illiquid due to regulatory impediments to sale or because the market for them is limited. If we are unable to successfully maximize the benefits of our strategic investments, our business, financial condition or results of operations could be negatively affected.

The legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for listings of U.S. and non-U.S. companies.

Our U.S. exchanges compete to obtain the listing of U.S. and non-U.S. issuer securities. However, the legal and regulatory environment in the United States, as well as the perception of this environment, has made and may continue to make it more difficult for our U.S. exchanges to compete with non-U.S. securities exchanges for these listings and may adversely affect our competitive position. For example, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. companies that are listed on a U.S. securities exchange. Significant resources are necessary for issuers to come into and remain in compliance with the requirements of the Sarbanes-Oxley Act, which has had, and may continue to have, an impact on the ability of our U.S. exchanges to attract and retain listings. In this regard, the number of U.S. companies that have chosen to list shares issued in an IPO exclusively on a non-U.S. exchange has steadily increased in recent years. International companies also cite the need for financial statement reconciliations to U.S. GAAP, and concern of greater exposure to U.S. class action litigation, as additional factors weighing against listing in the United States.

At the same time, international companies are increasingly seeking access to the U.S. markets through private transactions that do not require listing or trading in the U.S. public markets, such as through Rule 144A transactions. In 2007, only 11.5% of the IPO capital raised in the United States by non-U.S. companies was listed on a U.S. stock exchange; 88.5% was marketed to institutional investors via Rule 144A. This contrasts with 2000, when nearly half (48.6%) of the global IPO equity raised by non-U.S. companies in the United States was raised on U.S. exchanges, while 51.4% was marketed to institutional investors via Rule 144A.

The SEC has taken steps to address these concerns through a number of initiatives, including the recent elimination of the requirement for foreign private issuers to provide a reconciliation of their home country financial statements to U.S. GAAP. The SEC and the Public Company Accounting Oversight Board have also adopted amendments to the rules relating to internal control over financial reporting established in connection with Section 404 of the Sarbanes-Oxley Act in an effort to address widespread concerns about the costs and burdens of compliance with those rules. It is unclear whether U.S. and international companies will exhibit greater interest in accessing the U.S. public markets as a result of these changes.

On June 4, 2007, the SEC also amended its rules to make it easier for foreign private issuers to deregister under the Exchange Act and exit the U.S. public markets. Since that date, approximately 49 international companies have delisted or announced their intention to delist from NYSE. If our U.S. exchanges are unable to successfully attract and retain the listings of non-U.S. issuers, the perception of those exchanges as premier listing venues may be diminished, and our competitive position may be adversely affected or its operating results could suffer.

Our European exchanges are not subject to perceptions that may exist with respect to U.S. securities exchanges—namely, that listing on a U.S. securities exchange subjects a company to cumbersome and costly regulatory requirements and heightened litigation risks. In addition, listed companies on the Euronext exchanges are not subject to the requirements of the Sarbanes-Oxley Act unless they otherwise choose to list or register their securities in the United States. However, there can be no assurances that U.S. and non-U.S. issuers that do not list on our U.S. exchanges will elect to list on a Euronext exchange rather than other non-U.S. exchanges.

Our business may be adversely affected by price competition.

The securities industry is characterized by intense price competition. The pricing model for trade execution for equity securities has changed in response to competitive market conditions. Some of our competitors have recently lowered their transaction costs by either reducing the fees that they charge and/or increasing the liquidity payments (or rebates) they provide as an incentive for providers of liquidity in certain markets. In addition, we face price competition in the fees that we charge to customers to list securities on our securities exchanges. It is likely that we will continue to experience significant pricing pressures and that some of our competitors will seek to increase their share of trading or listings by further reducing their transaction fees or listing fees, by offering larger liquidity payments or by offering other forms of financial or other incentives. Our operating results and future profitability could be adversely affected as a result of these activities. For example, we could lose a substantial percentage of our share of trading or listings if we are unable to compete effectively, or our profit margins could decline if we reduce pricing in response. In addition, one or more competitors may engage in aggressive pricing strategies and significantly decrease or completely eliminate their profit margin for a period of time in order to capture a greater share of trading or listings. Some competitors, especially those outside of the United States, have high profit margins in business areas in which we do not engage, which may assist them in executing these strategies. This environment could lead to loss of order flow and decreased revenues, and consequently could adversely affect our operating results.

Our share of trading in NYSE-listed securities has declined.

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 72.2% for the year ended December 31, 2006, to 60.5% for the year ended December 31, 2007. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our share of NYSE-listed trading, or if a decline in our share of trading in NYSE-listed securities makes the NYSE’s market appear less liquid, then our financial condition and operating results could be adversely affected.

In addition, the allocation of market data revenues under the Regulation NMS formula, while complex, is largely tied to trading share performance. A decline in NYSE trading share lowers the percentage of the National Market Systems tape pool revenues from the Consolidated Tape Association (“CTA”) and Unlisted Trading Privileges that NYSE keeps. Similarly, a lower share of trading may cause issuers to question the value of an NYSE listing which may in turn adversely impact our listing business.

We must keep up with emerging technological changes in order to compete effectively in a rapidly evolving and highly competitive industry.

Technology is a key component of our business strategy, and we regard it as crucial to our success. We seek to leverage our recent technology initiatives—such as our agreement to acquire the 50% of AEMS we do not already own, our acquisition of Wombat, and the integration of TransactTools—to offer market participants a comprehensive suite of best-in-class technology solutions in a centralized environment. However, we operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, capacity, accessibility and features of our trading platforms, software, systems and technologies. Our success will depend, in part, on our ability to:

•	develop and license leading technologies useful in our businesses;

•	enhance existing trading platforms and services;

•	respond to customer demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop existing technology and to adapt to and manage emerging technologies.

The development and expansion of electronic trading and market data related technologies entail significant technological, financial and business risks. Any failure or delay in exploiting technology, or failure to exploit technology as effectively as competitors, could have a material adverse effect on our business, financial condition and operating results.

We use leading technologies and currently devote substantial resources to our services. The adoption of new technologies or market practices may require us to devote additional resources to modify and adapt our services. In such cases, we cannot assure that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could have a materially negative effect on our business, financial condition and results of operations. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

In addition, we own approximately 40% of the common equity of GL TRADE, which is listed separately on Euronext Paris. We consolidate the results of GL TRADE. Any failure of GL TRADE to keep up with emerging technological changes could cause its customers to decrease the number of workstations and subscriptions they buy from GL TRADE or change their strategy by shifting to other providers or to in-house technology, which could in return have a materially negative effect on the return on our investment in GL TRADE.

We may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the business combination transaction between NYSE Group and Euronext.

On April 4, 2007, NYSE Group and Euronext completed a business combination transaction, becoming subsidiaries of NYSE Euronext. Previously, we had announced that we expected that the combined company would achieve $250 million in annualized run rate cost savings by the first quarter of 2010. In February 2008, we announced that we would not achieve the full $250 million in annualized run rate cost savings until the fourth quarter of 2010. We fully expect to achieve these cost savings. We also expect to achieve the $100 million in annualized run-rate revenue synergies, identified in connection with the combination transaction between NYSE Group and Euronext, by the end of the first quarter of 2010. There is a risk, however, that the businesses of NYSE Group and Euronext may not be combined in a manner that permits these costs savings and revenue synergies to be realized in the time currently expected, or at all. For example, a variety of factors, including but not limited to wage inflation, currency fluctuations, and difficulty integrating technology platforms, may adversely affect our anticipated cost savings and revenues. Also, we must achieve our anticipated cost savings without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the NYSE Group/Euronext business combination transaction may not be realized fully, or may take longer to realize than expected.

An “extraterritorial” change of law may adversely affect our businesses and, under certain special arrangements, our rights to control a substantial portion of our assets.

We operate securities exchanges and regulated markets in various jurisdictions and thus are subject to a variety of laws and regulations. Although we do not anticipate that there will be a material adverse application of European laws to our U.S. exchanges, or a material adverse application of U.S. laws to our European exchanges, the possibility of such an occurrence cannot be ruled out entirely. If this were to occur, and we were not able to effectively mitigate the effects of such extraterritorial application, our affected exchanges could experience a reduction in the number of listed companies or business from other market participants, or our business could be otherwise adversely affected. In addition, in connection with obtaining regulatory approval of the business combination transaction between NYSE and Euronext, which was completed on April 4, 2007, we implemented certain special arrangements consisting of two standby structures, one involving a Dutch foundation and one involving a Delaware trust. The Dutch foundation is empowered to take actions to mitigate the adverse effects of any potential changes in U.S. law that have certain “extraterritorial” effects on the European regulated markets of NYSE Euronext, and the Delaware trust is empowered to take actions to ameliorate the adverse effects of any potential changes in European law that have certain “extraterritorial” effects on NYSE and NYSE Arca, Inc. These actions include the exercise by the foundation or the trust of potentially significant control over our European or the U.S. businesses, as the case may be. Although the Dutch foundation and the Delaware trust are required to act in our best interest, subject to certain exceptions, and any remedies implemented may be implemented only for so long as the effects of the material adverse application of law persist, we may, as a result of the exercise of such rights, be required to transfer control over a substantial portion of our business and assets to the direction of the trust or of the foundation. Any such transfer of control could adversely affect our ability to implement our business strategy and operate on an integrated and global basis, which could adversely affect our business.

The implementation of MiFID may accelerate the development of off-exchange trading in Europe, which may harm our competitive position.

MiFID came into effect on November 1, 2007. In addition to regulated exchange trading, MiFID provides that trades may be executed on multilateral trading facilities (or MTFs) via over the counter (OTC) trading, or through systematic internalization of the order flow collected by investment firms and banks. As a result, MiFID creates an opportunity for new multilateral trading facilities, OTC and internalization arrangements to be developed on a pan-European basis, thereby substantially facilitating entry and increasing their attractiveness to users. In addition, investment firms will have to ensure that they obtain the “best execution” conditions for their clients, and will therefore have to direct orders to the most favorable execution venue, without any regulatory incentive to favor established regulated exchanges. Taken together, these changes to the regulatory environment may make it easier for MTFs to establish themselves in Europe as low-cost alternatives to regulated exchanges, thereby increasing the level of competition with and between market operators. Increased competition from MTFs could cause NYSE Euronext to lose trading share or to lower its fees in order to remain competitive, either of which could lead to lower revenues and/or lower margins, harming profitability. In response, we have announced plans to develop our own MTF, “SmartPool,” and a service for systematic internalizers. There can be no assurance that these initiatives will be successful.

Regulatory changes or future court rulings may have an adverse impact on our market data fees.

Market data fees are one of our sources of revenues. For the year ended December 31, 2007, U.S. market data made up 5.4% of our total revenue. Regulatory developments, however, could reduce the amount of revenue that we can obtain from this source. With respect to our U.S. exchanges, the ability to assess fees for market data products is contingent upon receiving approval from the SEC. There continues to be opposing industry viewpoints as to the extent that we should be able to charge for market data, and it is conceivable that the SEC may broaden its examination of exchange market data fees. If such an examination is conducted, and the results are detrimental to our U.S. exchanges’ ability to charge for market data, there could be a negative impact on our revenues. In addition, in November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national securities exchanges and other SROs and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive. We cannot predict whether, or in what form, any regulatory changes will take effect, or their impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to take a more active role in the market data rate-setting process, or to reduce the current levels of market data fees could have an adverse effect on our market data revenues.

In addition, the approach to fees reflected in MiFID, made effective in November 2007, which explicitly authorizes market operators to sell trade information on a non-discriminatory commercial basis at a reasonable cost, could be modified by the European Commission or future European court decisions in a manner that may have an adverse impact on our ability to charge market data fees with respect to our European regulated markets.

We intend to enter into or increase our presence in markets where we do not currently compete. Demand and market acceptance for our products and services within these markets will be subject to a high degree of uncertainty and risks and may affect its growth potential.

We intend to enter into or increase our presence in certain markets which already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties. As a result, demand and market acceptance for our products and services within these markets will be subject to a high degree of uncertainty and risk. We may be unable to enter into or increase our presence in these markets and compete successfully, and as a result, we may not generate sufficient revenues from these products and services.

The loss of key personnel may adversely affect our business.

We are dependent upon the contributions of our senior management team and other key employees for our success. If one or more of these executives, or other key employees, were to cease to be employed by us, we could be adversely affected. In particular, we may have to incur costs to replace senior executive officers or other key employees who leave, and our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

We may be at greater risk from terrorism than other companies.

Given our position as the world’s leading cash equities market, our prominence in the U.S. and global securities industry, and the concentration of many of our properties and personnel in lower Manhattan, it may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations.

It is impossible to predict the likelihood or impact of any terrorist attack on the securities industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. For example, if part or all of our primary data center facility(ies) become(s) inoperable, our disaster recovery/business continuity planning practices may not be sufficient and we may experience a significant delay in resuming normal business processing which could have a materially negative effect on our business. For a discussion of some of our security measures and contingency plans, see Part I, Item 2 under the caption “Properties—Security Measures and Contingency Plans.” Damage to our facilities due to terrorist attacks may be significantly in excess of any amount of insurance received, or we may not be able to insure against certain damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the securities markets, including trading on exchanges. Any of these events could have a materially negative effect on our business, financial condition and operating results.

We operate in a highly regulated industry, and may be subject to censures, fines and other legal proceedings if we fail to comply with our legal and regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation. The securities industry is subject to extensive governmental regulation and could be subject to increased regulatory scrutiny. As a matter of public policy, these regulations are designed to safeguard the integrity of the securities and other financial markets and to protect the interests of investors in those markets. The SEC regulates the U.S. securities exchanges and has broad powers to audit, investigate and enforce compliance with its rules and regulations and impose sanctions for non-compliance. European regulators have similar powers with respect to European exchanges in their respective countries. Our ability to comply with applicable laws and rules will be largely dependent on our establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel.

Both the SEC and the European regulators are vested with broad enforcement powers to censure, fine, issue cease-and-desist orders, prohibit exchanges from engaging in some of its businesses or suspend or revoke the exchange recognition, license or registration of its subsidiaries as national securities exchanges in the respective countries in which the regulators are located. In the case of actual or alleged noncompliance with regulatory requirements, we could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of a subsidiary’s exchange recognition, license or registration as a securities exchange or market. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and might also harm our business reputation, any of which may have a material adverse effect on our business, financial condition and operating results.

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

We will face restrictions with respect to the way in which we conduct certain of our operations, and may experience certain competitive disadvantages if we do not receive SEC and the relevant European regulatory approval(s) for new business initiatives or do not receive them in a timely manner.

We currently operate two U.S. registered national securities exchanges—the NYSE and NYSE Arca, Inc. Pursuant to the Exchange Act, the NYSE and NYSE Arca, Inc. are responsible for regulating their member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of their member organizations and the individuals associated with them. Changes to those rules are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the certificate of incorporation, bylaws, operating agreement or rules of certain of our subsidiaries, to the extent that these changes could affect the activities of these national exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our governing documents.

We also operate exchanges in France, Belgium, Portugal, the Netherlands and the United Kingdom. Regulators in each of these countries regulate exchanges through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of such exchanges and individuals associated with them. All of our initiatives with regulatory implications must be approved by the relevant authorities in each of these countries, as well as by the coordinating bodies set up under the Euronext regulators’ memoranda of understanding. Changes to our certificate of incorporation or bylaws and changes to the certificate of incorporation, bylaws, operating agreement or rules of certain of our subsidiaries, to the extent that these changes could affect the activities of these exchanges, may also require approvals. We may from time to time seek to engage in new business activities, some of which may require changes to our governing documents.

Any delay or denial of a requested approval could cause us to lose business opportunities or slow the integration process in the future between our different markets. Our competitive position could be significantly weakened if our competitors are able to obtain regulatory approval for new functionalities faster, or with less cost or difficulty, than we are, or if approval is not required for our competitors but is required for us. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as we seek to expand our product base, we could become subject to the oversight of additional regulatory bodies.

Our obligation to fund NYSE Regulation and allocate resources of certain of our U.S. subsidiaries limits our ability to reduce our expenses or use our cash in other ways.

Certain of our U.S. subsidiaries are required to allocate significant resources to NYSE Regulation, a wholly-owned not-for-profit subsidiary. This dedication of resources may limit our ability to reduce our expense structure.

NYSE Regulation has generally undertaken to perform the regulatory functions of the NYSE and NYSE Arca pursuant to agreements with each entity. NYSE Regulation also has an agreement with NYSE Group, the NYSE and NYSE Market requiring that NYSE Regulation be provided with adequate funding. Moreover, under the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. The obligations to fund NYSE Regulation under the agreements covering those services could negatively affect the cash available to NYSE Euronext, as well as our ability to invest in or pursue other opportunities that may also be beneficial to our stockholders.

Any conflicts of interest between NYSE Euronext and NYSE Regulation may have a material adverse effect on our business.

NYSE Regulation regulates and monitors the activities on our U.S. securities exchanges and enforces issuer and member organization compliance with applicable law and the rules of the exchanges. In a 2004 concept release, the SEC noted that there is an inherent conflict that exists within every SRO between its regulatory functions, on the one hand, and its member organizations, market operations, listed issuers, and stockholders, on the other hand. The SEC has also expressed concern about the conflicts of interest that may exist when a for-profit entity owns an SRO. The for-profit entity’s goal of maximizing stockholder value might conflict with the SRO’s self-regulatory responsibilities imposed by the securities laws. For example, the for-profit entity might have an incentive to commit insufficient funds to the regulatory operations of the SRO, or use the disciplinary powers of the SRO to generate revenue for the for-profit entity by disciplining member organizations that operate or participate in competing trading systems. In addition, the regulatory responsibilities imposed by the U.S. securities laws (such as encouraging low-cost trading and competitive markets) may conflict with our profit-oriented goals as a public company. There may be more opportunities for conflicts of interest to arise when SROs regulate listed companies. Additional conflicts of interest arise where a company (such as NYSE Euronext) lists its securities on the national securities exchange that it owns. The listing of our common stock on NYSE and Euronext exchanges could potentially create a conflict of interest between the exchanges’ regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and the exchanges’ commercial and economic interest, on the other hand. Since NYSE Regulation also has regulatory responsibilities, including disciplinary authority, over broker dealers that are both NYSE and/or NYSE Arca members and potential competitors of one or both exchanges with respect to trading volume, a similar potential conflict of interest could arise between the exchanges’ commercial interests, on the one hand, and the exchanges’ exercise of its disciplinary authority, on the other hand.

While NYSE Euronext has implemented structural protections to minimize these potential conflicts of interest, we cannot assure you that such measures will be successful. For a discussion of some of these structural protections, see “Regulation — U.S. Regulation — NYSE Regulation — Structure, Organization and Governance of NYSE Regulation.” In addition, on July 30, 2007, NYSE Group and NYSE Regulation completed a transaction with NASD, pursuant to which the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service, were consolidated with those of the NASD. The consolidated organization is known as FINRA. Following this transaction, NYSE Regulation continues to perform market surveillance and related enforcement activities and listed company compliance for the NYSE and NYSE Arca. While this transaction significantly reduced the scope of NYSE Regulation’s regulatory authority over broker dealer members, conflicts of interests may still arise.

Market fluctuations and other risks beyond our control could significantly reduce demand for our services and harm our business.

Our revenues and profitability are highly dependent upon the levels of activity on our exchanges, in particular, the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors.

We have no direct control over such variables. Among other things, we are dependent upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. Such variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including:

•	broad trends in business and finance;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among U.S. and non-U.S. markets if significant policy differences emerge among markets;

•	the perceived attractiveness of the U.S. capital markets, as well as the costs (e.g., potential class actions);

•	the perceived attractiveness of the European capital markets; and

•	unforeseen market closures or other disruptions in trading.

General economic conditions affect securities markets in a variety of ways, from determining availability of capital to influencing investor confidence. Poor economic conditions also have an impact on the process of raising capital by reducing the number or size of securities offerings or listings. The economic climate in recent years has been characterized by challenging business and economic conditions. During 2000 through early 2003, and again in the second half of 2007 and the beginning of 2008, the major U.S. market indices experienced severe declines. The weak and uncertain economic climate, together with corporate governance and accounting concerns, contributed to a reduction in corporate transactions and a generally more difficult business environment. In addition, the United States and other countries in which we hope to offer our services have suffered acts of war or terrorism or other armed hostilities. These or similar acts have in the past increased or prolonged, and may in the future increase or prolong, negative economic conditions. Adverse changes in the economy or the outlook for the securities industry can have a negative impact on our revenues through declines in trading volume, new listings and demand for market data. Generally adverse economic conditions may also have a disproportionate effect on our business. Because our infrastructure and overhead will be based on assumptions of certain levels of market activity, significant declines in trading volumes, new listings or demand for market data may have a materially negative effect on our business, financial condition and operating results.

A significant portion of our revenues depend, either directly or indirectly, on our transaction-based business which, in turn, is dependent on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. If the amount of trading volume on our exchanges decreases, our revenue from transaction fees will decrease. There may also be a reduction in revenue from market data fees. If our share of total trading volume decreases relative to our competitors, we may be less attractive to market participants as a source of liquidity and may lose additional trading volume and associated transaction fees and market data fees as a result. In addition, declines in our share of trading volume could adversely affect the growth, viability and importance of various of our market information products, which will constitute an important portion of our revenues.

We also generate a significant portion of our revenues from listing fees. Also, the number of companies listed on our exchanges affects our ability to increase or maintain trading share. Among the factors affecting companies’ decision to go public and/or list their shares on U.S. markets are general economic conditions, industry-specific circumstances, capital market trends, mergers and acquisitions environment and regulatory requirements. The extent to which these and other factors cause companies to become or remain privately owned or decide not to list their shares on our exchanges may have a materially negative effect on our business, financial condition and operating results.

The financial services industry and, particularly, the securities transactions business are dynamic, uncertain and highly competitive environments. Accordingly, we expect exchange consolidation and member organization consolidation to persist in the future. This environment has led to business failures and has encouraged the introduction of alternative trading venues with varying market structures and new business models. In the United States, our principal U.S. competitor for listings by U.S. issuers has historically been Nasdaq. Well-capitalized competitors from outside the United States may also seek to expand their operations in the U.S. In addition, the financial services industry is subject to extensive regulation and increasing competition, which may change dramatically the industry market structure. For example, recently both U.S. and European regulators have been considering the business model of futures exchanges. If we are unable to adjust in a timely manner to structural changes within the industry, technological and financial innovation, and other competitive factors, our business will suffer.

Insufficient systems capacity or systems failure could harm our business.

Our business depends on the performance and reliability of the computer and communications systems supporting it. In particular, heavy use of our platforms and order routing systems during peak trading times or at times of unusual market volatility could cause the systems to operate slowly or even to fail for periods of time. Our U.S. system capacity requirements could grow significantly in the future as the result of a variety of factors, including changes in the NYSE market and growth in NYSE Arca’s options trading business. If the systems cannot be expanded to handle increased demand, or otherwise fail to perform, we could experience disruptions in service, slower response times, delays in introducing new products and services and loss of revenues. In addition, our trading activities may be negatively affected by system failures of other trading systems, as a result of which we may be required to suspend trading activity in particular stocks or, in the case of NYSE Arca, cancel previously executed trades under certain circumstances.

With respect to LIFFE CONNECT®, NSC (nouveau système de cotation) and related ancillary systems and distribution network, the growth of algorithmic and so called “black box trading” requires us to increase systems and network capacity to ensure the increases in message traffic can be accommodated without adverse effect on system performance. Keeping pace with these ever increasing requirements can be expensive. If we fail to address these requirements in a timely manner, this could result in reputational risk, loss of share of trading volume and reductions in revenue.

Failure to maintain systems or to ensure sufficient capacity may also result in a temporary disruption of our regulatory and reporting functions. These consequences, in turn, could result in lower trading volumes, financial losses, decreased customer service and satisfaction, litigation or customer claims, or regulatory sanctions.

The NYSE market systems have been upgraded several times over the last 12 months increasing from 17,000 messages per second in February 2007 to the current level of 54,000 messages per second. The NYSE market currently plans to increase its capacity again to 100,000 messages per second by early third quarter of 2008 with the goal of being at 140,000 messages per second by year-end 2008. The NYSE Arca systems have been also upgraded to maintain three times the capacity of the actual messages-per-second peaks experienced.

We have experienced systems failures in the past. It is possible that we will experience systems failures in the future, or periods of insufficient systems capacity or network bandwidth, power or telecommunications failure, acts of God or war, terrorism, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism or similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could impair our reputation and negatively impact our revenues. We also rely on third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business and have a material adverse effect on our business, financial condition and operating results.

Our networks and those of our third-party service providers may be vulnerable to security risks, which could result in wrongful use of our information or cause interruptions in our operations that cause the loss of trading volume and result in significant liabilities. We will also incur significant expense to protect our systems.

The secure transmission of confidential information over public networks is a critical element of our operations. Our networks and those of its third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully access and use our information or cause interruptions or malfunctions in our operations. Any of these events could cause us to lose trading volume. We will be required to expend significant further resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by breaches. Our security measures are costly, and may prove to be inadequate and result in system failures and delays that could cause us to lose business.

Any failure by us to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could adversely affect our business.

We own the rights to a number of trademarks, service marks, trade names, copyrights and patents that we use in our businesses. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps taken may be inadequate to deter misappropriation of proprietary information. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, defending our intellectual property rights may require significant financial and managerial resources, the expenditure of which may have a material adverse effect on our business, financial condition and operating results.

In the future we may be subject to intellectual property rights claims, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies. Some of our competitors currently own patents and have actively been filing patent applications in recent years, some of which may relate to our trading platforms and business processes. As a result, we may face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology where such use is found to infringe or violate the rights of others, or require us to obtain licenses from third parties at material cost.

We are subject to significant litigation risk and potential securities law liability.

Many aspects of our business involve substantial liability risks. These risks include, among others, potential liability from disputes over terms of a trade or from claims that a system or operational failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. We could be exposed to substantial liability under European, federal and state laws and court decisions, as well as rules and regulations promulgated by the SEC or European regulators. We could incur significant legal expenses defending claims, even those without merit. In addition, an adverse resolution of any future lawsuit or claim against us may have a material adverse effect on our business, financial condition and operating results. For a discussion of certain legal claims against us, see “Legal Proceedings.”

If we were unable to complete our acquisition of AEMS, we would not gain control of a provider of a number of our key information technology services.

AEMS is Euronext’s preferred external supplier of key information technology and is responsible for the development of Euronext’s technology and the management of its key information technology systems, including the NSC cash trading platform and the LIFFE CONNECT® futures and options electronic trading system. Currently, Euronext and Atos Origin each hold 50% of the shares of AEMS, and AEMS provides IT services to Euronext under a complex contractual framework, incorporating an umbrella services agreement and a series of interim service agreements. As discussed below, we have entered into an agreement to acquire the remaining stake of AEMS. Until we fully control AEMS, if AEMS does not dedicate sufficient resources or provide sufficiently experienced personnel or experiences difficulties or losses, and is unable to perform the services to the required levels and meet its contractual obligations to Euronext under the IT services arrangements, the business, financial condition or results of operations of Euronext could be adversely affected.

On December 11, 2007, NYSE Euronext and Atos Origin announced that they had entered into an agreement pursuant to which we would acquire the 50% stake in AEMS owned by Atos Origin. Under the terms of this agreement, we would re-acquire ownership of the NSC cash trading and LIFFE CONNECT® derivatives trading platform technology and all of the management and development services surrounding these platforms as well as AEMS’s third-party exchange technology business, and Atos Origin would acquire the third-party clearing and settlement and capital markets businesses from AEMS. We expect to incur a number of non-recurring costs associated with this transaction. It is expected that this transaction will be completed by the end of the summer in 2008 though the transaction is subject to conditions and there can be no assurance that the transaction will be completed by then, or ever. This transaction will allow us to insource our information technology trading requirements for our European business and to bundle a variety of exchange and trading technology solutions to offer market participants. Accordingly, if we are unable to complete our acquisition of AEMS, we would be required to continue to outsource these requirements and rely on an external supplier. In addition, our inability to acquire AEMS would also limit our strategic initiatives involving the acquired technology.

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

Our reliance on LCH.Clearnet and Euroclear, neither of which is controlled by us, for the majority of Euronext’s clearing and settlement services could adversely affect our business to the extent either party experiences significant difficulties or otherwise materially changes their business relationship with us.

We use the services of LCH.Clearnet for clearing transactions executed on our cash markets and Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal). On July 27, 2007, LCH.Clearnet redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares held by us, and repurchased a portion of LCH.Clearnet ordinary shares held by us for €399 million. According to an agreement between us and LCH.Clearnet, LCH.Clearnet is expected to repurchase an additional 6 million ordinary shares from us by April 2008, subject to certain conditions. Following the second repurchase, we will retain a 5% stake in LCH.Clearnet’s outstanding share capital and will retain the right to appoint one director to LCH.Clearnet’s board of directors.

Despite these terms and the other contractual arrangements with LCH.Clearnet and Euroclear for the provision of services, we do not have any significant influence over their businesses generally, particularly with respect to their relationships with third parties. To the extent that LCH.Clearnet or Euroclear experiences serious difficulties or materially changes their business relationship with us, our business may be materially adversely affected. Additionally, because LCH.Clearnet and Euroclear each plays a vital role in the functioning of certain of our exchanges, we may be affected by any difficulties that either of them experiences. If this occurs, we could be harmed financially or our reputation could suffer.

We face foreign currency exchange rate risk.

Since we conduct operations in both the United States and Europe, a substantial portion of our assets, liabilities, revenues and expenses are denominated in U.S. dollars, euros and pounds sterling. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates, especially the euro/pound sterling against the U.S. dollar, could have a material impact on our reported results. We may also experience other market risks, including changes in interest rates and in prices of marketable equity securities that we own. We may use derivative financial instruments to reduce certain of these risks. If our strategies to reduce our foreign currency exchange rate risks are not successful, our financial condition and operating results may be adversely affected.

ITEM	1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

We conduct our operations in premises in the United States and in Europe.

U.S. Properties

Our headquarters are located on Wall Street, New York City, and the surrounding area. In particular, the NYSE trading floor runs throughout 11 Wall Street and 20 Broad Street. These buildings are described in more detail below:

11 Wall Street, New York City. Our principal offices and the major portions of the NYSE Market trading floor are located at 11 Wall Street in New York City, a complex that includes contiguous buildings known as 8 through 18 Broad Street. This complex, exclusive of the 20 Broad Street building (described below), is owned by NYSE Group and consists of approximately 370,000 square feet of aggregate space.

20 Broad Street, New York City. The land underlying the office building situated at 20 Broad Street in New York City is owned by Newex Corporation, a wholly owned subsidiary of the NYSE. The land has been leased to the owner of the office building at 20 Broad Street for a term that is anticipated to expire in 2081. NYSE Group occupies approximately 348,000 square feet of space in the office building at 20 Broad Street pursuant to a sublease for a term expiring in 2016, of which 88,700 square feet is subleased to a third party. In addition, the sublease provides NYSE Group with multiple rights to extend the term of the sublease until 2041. The space occupied by NYSE Group in the 20 Broad Street building is used for portions of the NYSE Market trading floor and for office purposes. NYSE Group received a notice, dated October 4, 2006, from the sublandlord of its facility at 20 Broad Street, alleging default under certain covenants in the sublease (based upon the alleged impact on the sublandlord of certain security measures) and demanding cure by December 15, 2006. NYSE Group and the sublandlord have agreed to extend the cure date. NYSE Group believes that the sublandlord’s claims are without merit and, if a resolution of the matter is not reached, intends to contest the sublandlord’s position vigorously.

14 Wall Street, New York City. NYSE Group occupies approximately 65,000 square feet in the office building located at 14 Wall Street, New York City, pursuant to a lease expiring in 2011, of which 54,500 square feet is subleased to a third party. In addition, NYSE Group occupies approximately 11,000 square feet in this building pursuant to a sublease expiring in 2010. It uses the leased space and the sublease space for office purposes.

30 Broad Street, New York City. NYSE Group occupies approximately 47,000 square feet in the office building located at 30 Broad Street, New York City, pursuant to a lease expiring April 30, 2008. NYSE Group will retain approximately 14,000 square feet in the building for office purposes until 2013.

2 Metrotech Center, Brooklyn, New York. NYSE Group occupies approximately 429,000 square feet at 2 Metrotech pursuant to a lease scheduled to expire in November 2010. NYSE Group uses this space for a Data Center as well as general office space. NYSE Group has options to extend the lease.

Mahwah, New Jersey. NYSE Group entered into a lease dated November 30, 2007 to build a 398,000 square foot building which would consist of office and data center space, to be occupied by first quarter 2010.

55 Water Street, New York City. NYSE Group occupies approximately 123,000 square feet at 55 Water Street, New York City with the lease scheduled to expire in December 2012. NYSE Group uses this space for a data center and limited office space.

65 Broadway, New York City. NYSE Group occupies approximately 31,160 square feet in a building located on 65 Broadway, New York City, pursuant to a lease expiring in April 30, 2010. This space is 100% subleased.

100 South Wacker Drive, Chicago, Illinois. NYSE Group occupies approximately 58,000 square feet of office space and 17,000 square feet of data center space in the office building located at 100 South Wacker Drive, Chicago, Illinois. The leases expire in March 2014 and provide NYSE Group with rights to extend the terms of the leases. NYSE Group uses this leased space for office purposes and for running NYSE Arca.

115 Sansome Street, San Francisco, California. NYSE Group occupies approximately 39,286 square feet in a building located at 115 Sansome Street, San Francisco, California pursuant to a lease that is scheduled to expire in June 2009. NYSE Group uses this space for offices and storage. Approximately 57% is being subleased.

Mills Building, San Francisco, California. NYSE Group occupies approximately 42,923 square feet in a building located at 220 Montgomery Street and 220 Bush Street, San Francisco, California pursuant to a lease expiring on May 31, 2009. NYSE Group uses this space to operate NYSE Arca’s options trading floor.

In addition to these premises, we and our subsidiaries lease or own space in the following U.S. locations:

Location	Approximate Square Feet
Palo Alto, California	9,800
Weehawken, New Jersey	14,000
Washington, D.C.	6,300
Maitland, Florida	4,000
55 Broadway, New York	7,500
San Francisco, California	6,100
22 Cortlandt, New York	9,000

European Properties

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

Avenida da Liberdade, n. 196, 7 Piso, 1250-147, Lisbon, Portugal. Euronext Lisbon occupies 1,086 square meters of space at this site, pursuant to a long-term lease;

39 rue Cambon, 75039 Paris Cedex 01, France. Euronext Paris occupies 13,517 square meters of space at this site, pursuant to a long-term lease; and

Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom. LIFFE Administration and Management occupies 8,409 square meters of space at this site, pursuant to a long-term lease.

In addition to these properties, we and our subsidiaries lease or own space in the following European locations:

Location	Owned/Leased	Approximate Square Meters
Palais Brongniart, Paris	Leased	14,347
EVERE Building, Brussels	Owned	8,730
Stepney Way, London	Leased	2,968
Porto Building, Porto	Leased	824
Sampson House, London	Leased	431

Other

Our offices outside of the U.S. and Europe are used primarily for the purposes of promoting international recognition of our brand, developing the listings business and providing client services to our listed companies. These properties include:

Location	Owned/Leased	Approximate Square Meters
Tokyo, Japan	Leased	170
World Trade Center, Beijing	Leased	181
Hong Kong	Leased	40
Singapore	Leased	40

Security Measures and Contingency Plans

We have implemented numerous security measures to reduce our vulnerability to terrorist and extremist attacks, including, among other things:

•

establishing a wide perimeter security zone in the vicinity of the premises housing the NYSE trading floor in New York, New York, manned constantly by armed security personnel employed and/or contracted for by the NYSE and/or provided by the New York City Police Department; in our European sites, where the establishment of such security zones is not appropriate, a Director of Security Europe has been appointed to evaluate and monitor continually our security measures in conjunction with local authorities;

•

requiring physical and X-ray/magnetometer inspection of all incoming persons, mail, packages and parcels into NYSE’s premises; our major European sites will be provided with suitable X-ray equipment for the checking of mail that will be operational in the second quarter of 2008. From our assessment of the threat in Europe, it is not judged necessary to screen visitors and their bags at the present time, but this position is continually monitored in the light of the intelligence picture;

•	requiring that all messengers delivering mail, packages or parcels be screened and escorted throughout the NYSE’s premises;

•

requiring photo ID badges for all visitors and employees and conditioning the issuance of badges for long-term access to employees and service providers, with limited exceptions, upon the review of individual fingerprint-based background information; a unified badge system for staff is being introduced in most European sites and will be operational in the second quarter of 2008, and all visitors will be issued with photo ID badges (legislation hinders the linking of photographs to fingerprint-based information); and

•	maintaining continuous television monitoring and recording of exterior and interior areas.

We continually review these security measures to ensure that they remain effective and to avoid predictability.

We maintain a number of contingency plans relating to possible emergencies that may affect our operations. After consulting with NYSE members regarding their needs, the NYSE established and maintains an alternative trading location apart from its current trading floor. We also regularly circulate among our personnel emergency contact telephone numbers and make available a password-protected contingency website that would give information and directions to personnel in the event of a disruption or incident of any kind. Consistent with our business plan, each of our divisions also maintains emergency contingency plans tailored to its needs and personnel.

ITEM 3.	LEGAL PROCEEDINGS

We are party to a number of legal proceedings, as described below:

In re NYSE Specialists Securities Litigation

In 2003 the California Public Employees’ Retirement System (“CalPERS”) filed a class action complaint, later consolidated with related actions, in the U.S. District Court for the Southern District of New York (“Southern District”) against the NYSE, NYSE specialist firms, and others, alleging various violations of federal securities laws and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003, and seeking unspecified money damages. In 2005 the trial court granted the NYSE’s motion to dismiss, holding that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function, and thus dismissed all the claims asserting that the NYSE had failed to effectively regulate specialists during the relevant period. The district court also held that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”).

In September 2007, the Second Circuit issued an opinion affirming in part, and vacating and remanding in part, the district court’s decision. The Second Circuit upheld the district court’s ruling as to the NYSE’s self-regulatory immunity, but vacated the district court’s holding that the plaintiffs lacked standing to assert their claims that the NYSE made false and misleading statements. The appeals court remanded the matter to the district court for consideration of other grounds for dismissal that the NYSE had asserted in its motion to dismiss, including the plaintiffs’ failure to allege reliance or loss causation.

On January 16, 2008, plaintiff CalPERS filed a Petition for Writ of Certiorari in the U.S. Supreme Court, seeking review of the portion of the Second Circuit’s decision relating to the NYSE’s self-regulatory immunity. On February 19, 2008, the NYSE filed a brief in opposition to the petition, asserting that further review of the Second Circuit’s decision is unwarranted. The Supreme Court denied the Petition on March 24, 2008.

We are one of numerous defendants named in a separate class action complaint in the Southern District that alleges violations of federal antitrust laws, federal securities laws, and common law, in connection with the placing of market orders through NYSE’s SuperDOT order routing system. The complaint, which was served in August 2007, contains allegations similar to those asserted in the Specialists matter described above and seeks unspecified compensatory damages, subject to trebling under the antitrust laws. The defendants have not yet responded to the complaint.

Grasso Litigation

In 2004, the New York Attorney General (“NYAG”) filed a lawsuit in New York Supreme Court against Richard A. Grasso, the NYSE’s former Chairman and Chief Executive Officer; former NYSE Director Kenneth Langone; and the NYSE. The complaint asserted six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment; a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law; and a single cause of action against the NYSE seeking declaratory and injunctive relief. Mr. Grasso asserted crossclaims in the litigation against the NYSE and its former Chairman John S. Reed for breach of contract and defamation. His pleadings sought at least $50 million in compensatory damages for the breach of contract claim; an expert witness retained by Mr. Grasso has estimated those damages to be approximately $95 million. Mr. Grasso also sought unspecified damages for alleged injury to his reputation, mental anguish and suffering, and punitive damages against Mr. Reed and the NYSE.

In 2006, the court granted the summary judgment motions of the NYSE and Mr. Reed and dismissed all of Mr. Grasso’s crossclaims against them. The court also granted in part the NYAG’s motion for partial summary judgment against Mr. Grasso, finding that Mr. Grasso breached his fiduciary duties to the NYSE and that Mr. Grasso must return to the NYSE certain payments that the court found were unlawful. In addition, the court ordered the NYAG to provide an accounting of the amount of compensation Mr. Grasso should disgorge pursuant to the court’s ruling, and the NYAG filed an accounting stating that Mr. Grasso should disgorge approximately $112.2 million. Mr. Grasso filed appeals of these and other rulings to the Appellate Division of the Supreme Court (“Appellate Division”), which has stayed any trial in the matter, and the accounting proceeding, until it has ruled on those appeals.

Mr. Grasso also appealed the trial court’s denial of his motion to dismiss four of the six causes of action asserted against him by the NYAG. In May 2007 the Appellate Division entered an order holding that the NYAG lacked statutory authority to assert those four claims, reversing the trial court’s ruling and dismissing those four claims. In October 2007, the Appellate Division granted the NYAG’s motion for permission to appeal to the New York Court of Appeals from the May 2007 order, and briefing in that appeal has been completed.

In addition to the matters described above, we are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on our operating results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2007.

ITEM 4A.	EXECUTIVE OFFICERS OF NYSE EURONEXT

Set forth below, in accordance with General Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, is information regarding our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Name	Age	Title*
Duncan L. Niederauer	48	Chief Executive Officer and Director
Jean-François Théodore	61	Deputy Chief Executive Officer, Head of Strategy and Director
Roland Bellegarde	46	Group Executive Vice President and Head of European Execution
Dale B. Bernstein	53	Executive Vice President, Human Resources
Andrew T. Brandman	38	Senior Vice President and Head of Integration and Business Operations
Bruno Colmant	47	Executive Vice President and Deputy Chief Financial Officer
Philippe Duranton	47	Group Executive Vice President and Global Head of Human Resources
Hugh Freedberg	62	Group Executive Vice President and Head of Global Derivatives
John K. Halvey	48	Group Executive Vice President, General Counsel and Secretary
Serge Harry	48	Executive Vice President and Deputy Head of Strategy
Catherine R. Kinney	55	Group Executive Vice President and Head of Global Listings
Lawrence Leibowitz	48	Group Executive Vice President and Head of U.S. Execution and Global Technology
Miguel Athayde Marques	52	Executive Vice President and Head of Indices
Joost van der Does de Willebois	49	Executive Vice President and Acting Chief Financial Officer
Richard G. Ketchum**	57	Chief Executive Officer of NYSE Regulation

*	In January 2008, our board of directors realigned the titles of certain of our executive officers with primary responsibility for certain business functions such that, effective January 31, 2008, each of these officers was designated as a Group Executive Vice President.
**

In addition to the aforementioned executive officers, we have determined that Richard G. Ketchum, Chief Executive Officer of NYSE Regulation, Inc., performs certain policy making functions with respect to

NYSE Euronext, although he is not an officer or employee of any unit of NYSE Euronext other than NYSE Regulation, and he reports solely to the NYSE Regulation board of directors. For example, Mr. Ketchum advises management regularly with respect to global regulatory matters and acts as NYSE Euronext’s spokesperson with respect to regulatory matters. He has also informed and assisted our management in developing regulatory policies and assisted management in the development and structuring of our U.S. market structure initiatives. Mr. Ketchum is invited to attend management committee meetings, although he does not report to the NYSE Euronext board of directors or any of its executive officers.

Duncan L. Niederauer. Mr. Niederauer was appointed chief executive officer and director of NYSE Euronext, effective December 1, 2007, after joining NYSE Euronext in April 2007 as a member of the Management Committee. Mr. Niederauer also serves on the boards of NYSE Group and Euronext N.V. Mr. Niederauer was previously a partner at The Goldman Sachs Group, Inc. (United States) (“GS”) where he held many positions, among them, co-head of the Equities Division execution services franchise and the managing director responsible for Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg L.P.). Mr. Niederauer joined GS in 1985. From March 2002 until his resignation in February 2004, Mr. Niederauer also served on the board of managers of Archipelago Holdings, LLC (United States) and thereafter served as an observer to Archipelago’s board of managers in a non-voting capacity until Archipelago’s conversion to a Delaware corporation on August 2004. Mr. Niederauer also serves on the board of trustees for Colgate University.

Jean-François Théodore. Mr. Théodore has served as deputy chief executive officer, head of Strategy and a director of NYSE Euronext since April 2007. He has been the chief executive officer and chairman of the managing board of Euronext since its creation in September 2000. He started his career with the French Treasury (Direction du Trésor) at the Ministry of Economy and Finance from 1974 to 1990, serving as assistant head of the State Holdings Bureau. He was then seconded for two years to Crédit National. On his return to the Treasury, he was successively appointed Head of the “African States—Franc Zone” Bureau, and head of the Foreign Investment Bureau. In 1984, Mr. Théodore was appointed deputy director in charge of the Banking Department; in 1986, he was appointed deputy director in charge of the Investments, Public Corporations Department, and in 1990, he became chief executive officer of ParisBourse SBF S.A. He presided over the International Federation of Stock Exchanges (FIBV) for two years (1993-1994), and served as president of the Federation of European Stock Exchanges (1998-2000). Mr. Théodore previously served as chairman of the supervisory board of Atos Euronext Market Solutions Holdings S.A.S and currently serves on the boards of Euroclear plc and LCH.Clearnet Group Ltd.

Roland Bellegarde. Mr. Bellegarde has served as group executive vice president and head of European Execution since April 2007. In that capacity, he is responsible for managing market operations for the four Euronext markets and handling product development and user relations on the buy side and sell side. Mr. Bellegarde previously served as head of cash trading and deputy CEO of Euronext, successively, from 2000 until 2007, and has been leading the process to integrate the NSC trading platform across the Euronext markets. As such, he has defined and developed the global Euronext market model for securities trading. From 1998 to 2000, Mr. Bellegarde served as head of cash and derivatives markets—ParisBourse. From 1995 to 1998, he served as head of cash markets—ParisBourse. Prior to that, from 1993 to 1995, he designed the functionalities of the NSC trading systems, which currently operate on all Euronext markets. He is also a member of the boards of Powernext, BlueNext S.A., Secfinex Limited, GEIE Luxembourg and Metnext SAS and la Financière Événement.

Dale B. Bernstein. Ms. Bernstein has served as executive vice president, Human Resources since April 2007. In that capacity, Ms. Bernstein is responsible for U.S. Human Resources, NYSE Archives, NYSE Foundation, and U.S. Corporate Services, and is also responsible for the administrative oversight of the ethics function in the United States. Ms. Bernstein has been employed with NYSE Euronext and, previously, NYSE, since 1986. She also serves on the NYSE Foundation board. Prior to joining NYSE, Ms. Bernstein held various human resources management positions at RCA Corporation, including senior positions at RCA Records and the

Hertz Corporation. Ms. Bernstein is also a director of Wingspan Arts, an organization committed to bringing arts to life for New York area school children, and serves on the national board of Parents, Friends and Families of Lesbians and Gays (“PFLAG”).

Andrew T. Brandman. Mr. Brandman has served as senior vice president and head of Integration and Business Operations since April 2007 and was appointed a member of the management committee in December 2007. In this role, he coordinates aspects of the execution of our corporate strategy including all aspects of the integration processes and global expense management; Mr. Brandman is also involved in the examination of acquisition alternatives and other business development initiatives in the U.S. and Europe. Prior thereto, Mr. Brandman served as a senior vice president and vice president of NYSE in related roles. Prior to joining the NYSE in April 2004, Mr. Brandman was a director at Credit Suisse First Boston’s Infrastructure group from 2000 to April 2004 where he headed strategic projects such as IT infrastructure outsourcing and cost transparency, and was the technology lead for CSFB’s divestiture of Pershing. Prior to CSFB, Mr. Brandman was with Banco Santander Central Hispano as chief of staff for the Global Fixed Income and Treasury Division. From 1991 to 1997, he held various positions at Union Bank of Switzerland.

Bruno Colmant. Mr. Colmant has served as executive vice president since September 2007 and as deputy chief financial officer since December 2007. Prior to joining NYSE Euronext, he served as the chief of staff of the Minister of Finance in Belgium from November 2006 to September 2007. From May 2004 to November 2006, Mr. Colmant served on the executive committee and board of directors of ING Group – Belgium. From September 2002 to April 2004, Mr. Colmant was the chief executive officer for ING Group – Luxembourg. He also serves on many industry boards and committees, including the Belgian Governance Institute and the Association Belge des Administrateurs.

Philippe Duranton. Mr. Duranton has served as group executive vice president and global head of Human Resources since March 2008. Prior to joining NYSE Euronext, Mr. Duranton had been senior vice president of human resources for Cognos Inc., a world leader in business intelligence and performance management solutions, from April 2007 until February 2008. From 2003 to April 2007, he was executive vice president for GEMPLUS, a digital security provider. Prior to these positions, Mr. Duranton served in senior human resources positions at Vivendi Universal TV and Film Group and Thales, a leader in defense aerospace, security and services.

Hugh Freedberg. Mr. Freedberg has served as group executive vice president and head of Global Derivatives since April 2007. He has served as chief executive of LIFFE since 1998. Mr. Freedberg began his career in financial services in 1975 at American Express, where he started as marketing and sales director before being appointed general manager. In 1986, he joined Salomon Inc. as chief executive of The Mortgage Corporation. In 1990, he became an executive director at TSB and chief executive of the Insurance and Investment Services Division, after which, in 1991 he was appointed chief executive of the Hill Samuel Group. Other positions he held at TSB Group included deputy chief executive of TSB Group from 1991 to 1996 and a director of Macquarie Bank from 1994 to 1996. From 1996 to 1998, he was a managing partner at Korn Ferry International. Mr. Freedberg also served as a member of the supervisory boards of AtosEuronext SBF S.A. (2004 to 2005) and Atos Euronext Market Solutions Holding S.A.S. (2005 to 2007).

John K. Halvey. Mr. Halvey has served as group executive vice president, general counsel and secretary of NYSE Euronext since March 2008. Prior to joining NYSE Euronext in March 2008, Mr. Halvey was a corporate partner with the international law firm of Milbank, Tweed, Hadley & McCloy, LLP from 1994 to 1999 and from 2001 to 2008. From 1999 to 2001, Mr. Halvey was executive vice president of Safeguard Scientifics, Inc. Mr. Halvey has practiced in all areas of corporate, technology and intellectual property law, with particular emphasis on information technology and business process related transactions and private equity transactions involving technology companies.

Serge Harry. Mr. Harry has served as executive vice president and deputy head of Strategy since April 2007. Mr. Harry previously served as head of finance and general services of Euronext and chief financial officer of Euronext Paris between 2000 and April 2007. Prior to that, Mr. Harry served as deputy chief executive of

ParisBourse S.A. since June 1999. Before joining ParisBourse S.A., Mr. Harry spent sixteen years at Sicovam (now Euroclear France) where he served as general secretary in charge of finance, legal, human resources, general services and communication. In parallel, he also monitored, in 1997 and 1998, the conversion of the French financial markets to the Euro which was launched in 1999. Mr. Harry is chairman of the board of BlueNext S.A., a member of the board of GL TRADE and a member of the board of Liffe Administration and Management. He also serves as a director of Financière Montmartre S.A. and of S.E.P.B. S.A.

Catherine R. Kinney. Ms. Kinney has served as group executive vice president and head of Global Listings since April 2007. Ms. Kinney is also responsible for marketing and brand management for all markets since December 2007. Ms. Kinney previously served as president and co-chief operating officer of NYSE Group and its predecessor, New York Stock Exchange, since January 2002. Prior to that time, Ms. Kinney served as group executive vice president of the NYSE, overseeing the NYSE’s competitive position and relationships with its listed companies, members and institutions as well as ETFs and Fixed Income divisions. Prior to that, since 1986, she was responsible for managing trading floor operations and technology. Joining the NYSE in 1974, Ms. Kinney has worked in several departments, including regulation, sales and marketing, and technology planning.

Lawrence Leibowitz. Mr. Leibowitz has served as group executive vice president and head of U.S. Execution and Global Technology since July 2007. In this capacity, he is responsible for technology integration, product development and oversight of the equities operations of NYSE and NYSE Arca. He joined NYSE Euronext in July 2007, having served as managing director and chief operating officer, Americas Equities, at UBS Investment Bank. Prior to joining UBS in 2004, Mr. Leibowitz held the position of executive vice president, co-head of Schwab Capital Markets. He currently serves on the board of National Stock Exchange of India and has also served on many industry boards and committees, among them the Market Structure Committee of the former Securities Industry Association (now SIFMA).

Miguel Athayde Marques. Dr. Athayde Marques has served as executive vice president and head of Indices since April 2007. Dr. Athayde Marques is also responsible for the Portuguese Market. He joined Euronext in January 2005. Prior to that, since February 2000, he served as an executive board member of Caixa Geral de Depósitos, Portugal’s largest bank. From 1996 to 2000, he was a member of the Executive Committee of Jerónimo Martins S.A., a listed company active in multinational retail and distribution. From 1992 to 1996, Dr. Athayde Marques was chairman and CEO of ICEP, the Portuguese government agency for inward and outward investment, export and tourism. He also served as a consultant to the Portuguese Ministry of Finance on the development of the capital markets. Miguel Athayde Marques is a professor of business at Universidade Católica in Lisbon—School of Economics and Management.

Joost van der Does de Willebois. Mr. van der Does de Willebois has served as executive vice president since April 2007 and as acting chief financial officer since December 2007. Prior to joining Euronext in 2004, where he held the position of chief financial officer and was a member of the Management Board, Mr. van der Does de Willebois was executive director of ING Bank in the Netherlands, a position he held since March 2002. Prior to that, Mr. van der Does de Willebois held a number of directorships at ING Group beginning in 1998, including managing director of corporate strategy and communication, a position he held from 2000 to 2002. Prior to that, since 1984, he also worked at Royal Dutch/ Shell plc, where he held various executive management positions in Rotterdam, Paris, Bordeaux and the French West Indies.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market on which our common stock is traded is the NYSE. Our common stock is also traded on Euronext Paris. Our common stock commenced trading on April 4, 2007 under the ticker symbol “NYX.” Prior to that date, there was no public market for our common stock.

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock as reported by the Consolidated Tape Association.

	High	Low	High	Low
2007
Second quarter(1)	$99.99	$72.34	€74.82	€53.85
Third quarter	$84.50	$64.26	€61.30	€47.95
Fourth quarter	$92.25	$78.18	€63.96	€54.94

2008
First quarter(2)	$87.70	$55.12	€59.51	€34.96

(1)	Figures for the second quarter of 2007 are given for the period commencing April 4, 2007 (the date our common stock began trading on the NYSE and Euronext Paris.)
(2)	Figures for the first quarter of 2008 are through March 18, 2008.

As of March 18, 2008, there were approximately 1,719 holders of record of our common stock. On March 18, 2008, the last reported sales price for our common stock on the NYSE and Euronext Paris was $62.19 and €39.01 per share, respectively.

Dividends

On June 6, 2007, our board of directors declared an annual cash dividend of $1.00 per share of common stock, payable on a quarterly basis. Quarterly dividends of $0.25 per share of common stock were paid on July 13, 2007 and December 28, 2007. A quarterly dividend of $0.25 is scheduled to be paid on March 31, 2008 to shareholders of record as of the close of business on March 14, 2008. The declaration of dividends by NYSE Euronext is subject to the discretion of our board of directors. Our board of directors will take into account such matters as general business conditions, our financial results, capital requirements, contractual, legal and regulatory restrictions on the payment of dividends by us, or such other factors as our board of directors may deem relevant.

In March 2008, our board of directors approved a 20% increase in our annual dividend to $1.20 from $1.00 per share of common stock as part of a new dividend policy, effective with the dividend payment for the second quarter of 2008. We will also offer our European stockholders the ability to elect payment of the dividend in Euros.

Outstanding Options and Restricted Stock

The following table sets forth information regarding the outstanding options and restricted stock units on our common stock as of December 31, 2007 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	3,006	$21.36	(1)	7,825
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	3,006	$21.36	(1)	7,825

(1)	Corresponding to the weighted-average exercise price of approximately 0.9 million stock options outstanding as of December 31, 2007. Does not include outstanding rights to receive approximately 2.1 million restricted stock units for which there is no exercise price.

Treasury Stock/Restricted Securities

The number of shares of common stock outstanding on March 18, 2008 (approximately 265 million shares) do not include approximately 1.6 million shares of common stock in treasury, which are held by Pacific Exchange, Inc., an indirect wholly owned subsidiary of NYSE Group, and 227,846 shares held by SG Securities (Paris) SAS (“SG”) for our account for the purpose of performing the liquidity agreement described below under “Unregistered Sales of Equity Securities and Use of Proceeds.”

A significant amount of our common stock is subject to transfer restrictions either pursuant to our certificate of incorporation or through contractual arrangements with certain of our stockholders. Approximately 41.9 million shares are subject to restrictions on transfer that are scheduled to expire on March 7, 2009. Our board of directors has the right, in its discretion, to remove the transfer restrictions earlier, in whole or in part, on any of these shares of common stock. Removal of the transfer restrictions from all or a part of these shares for any reason may lead to significant numbers of shares of our common stock becoming available for sale, which may adversely affect the then-prevailing market price of our common stock.

Unregistered Sales of Equity Securities and Use of Proceeds

Consistent with customary practice in the French securities market, on April 19, 2007, we entered into a liquidity agreement (contrat de liquidité) (the “Liquidity Agreement”) with SG. The Liquidity Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the AMF. The Liquidity Agreement authorizes SG to carry out market purchases and sales of our common stock on Euronext Paris for our account in order to promote the liquidity and the orderly listing of such securities on Euronext Paris. Under the Liquidation Agreement, We deposited €40 million into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of our common stock on Euronext Paris. Proceeds of sales are deposited into the liquidity account. The Liquidity Agreement has a term of 12 months and will renew automatically unless otherwise terminated by either party. The Liquidity Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. with respect to its securities prior to the combination of NYSE Group and Euronext.

Under the Liquidity Agreement and consistent with applicable laws in France, SG exercises full and complete discretion in making any decision to purchase or sell our common stock on Euronext Paris, and no discretion is retained by us. In order to reinforce SG’s independence in performing its obligations under the

Liquidity Agreement, information barriers have been established between persons effecting transactions and persons with inside information.

All transactions under the Liquidity Agreement will be executed offshore (outside the United States) and, except for block transactions, only through Euronext Paris’ electronic trading system. SG may also undertake block transactions under the Liquidity Agreement, provided such transactions are made in accordance with the rules governing Euronext Paris.

In performing its obligations under the Liquidity Agreement, SG has agreed to comply with the guidelines and regulations of the AMF, the anti-manipulation and related provisions applicable in France, and the anti-fraud and anti-manipulation provisions of the Securities Exchange Act of 1934, as amended. Sales under the Liquidity Agreement have been made in offshore transactions exempt from registration.

Sales and purchases of our common stock may be suspended if we become subject to legal, regulatory or contractual restrictions that would prevent SG from making purchases and sales under the Agreement.

The following transactions were carried out by SG on Euronext Paris under the Liquidity Agreement during the period from October 1, 2007 through December 31, 2007:

	Purchases
Trade Date	Number of shares	Average Price (in USD)	Cost (in USD)
October 1 to 31, 2007	210,823	84.79	17,875,362.56
November 1 to 31, 2007	139,570	85.88	11,986,662.26
December 1 to 31, 2007	90,556	86.45	7,828,276.24
Three months ended December 31, 2007	440,949	85.48	37,690,301.06

Trade Date	Sales
	Number of shares	Average Price (in USD)	Proceeds (in USD)
October 1 to 31, 2007	217,259	84.91	18,446,635.59
November 1 to 31, 2007	62,087	86.47	5,368,696.56
December 1 to 31, 2007	157,083	87.22	13,763,372.47
Three months ended December 31, 2007	437,149	85.97	37,578,704.62

Stock Repurchase Program

In March 2008, our board of directors authorized the repurchase of up to $1 billion of our common stock. Under the program, we may repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable U.S. or European laws, regulations and approvals, strategic considerations, market conditions and other factors. This stock repurchase plan does not obligate us to repurchase any dollar amount or number of shares of our common stock and any such repurchases will be made in compliance with the applicable laws and regulations, including rules and regulations of the SEC and applicable European Union regulations and regulations of the AMF.

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock for a nine-month period (April 4, 2007 to December 31, 2007) with the cumulative total return of the S&P 500 Index and a peer group of companies consisting of five exchanges to which we compare our business and operations: CME Group, Deutsche Börse, Intercontinental Exchange, London Stock Exchange and Nasdaq. “S&P®” is a trademark of the McGraw-Hill Companies, Inc. with all rights reserved.

* $100 invested on April 4, 2007 in stock or index, including reinvestment of dividends; fiscal year ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

NYSE Euronext is a Delaware corporation that was formed for the purpose of consummating the business combination of NYSE Group and Euronext, which was completed on April 4, 2007. NYSE Group was formed for the purpose of consummating the business combination of the NYSE and Archipelago, which was completed on March 7, 2006. The combination of the businesses of NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group designated as the acquirer. The business combination of the NYSE and Archipelago has been treated as a purchase business combination for accounting purposes, with the NYSE designated as the acquirer. As such, the historical financial statements of NYSE (for periods prior to the NYSE/Archipelago business combination) and NYSE Group (for periods following the NYSE/Archipelago business combination and prior to the NYSE Group/Euronext business combination transaction) have become the historical financial statements of NYSE Euronext. Set forth below are selected historical financial data for: (1) NYSE Euronext, (2) Euronext, which was acquired by NYSE Euronext on April 4, 2007 as part of the business combination transaction between NYSE Group and Euronext and (3) Archipelago, as predecessor to NYSE Arca, which was acquired by NYSE Group on March 7, 2006 as part of the business combination of the NYSE and Archipelago. Because NYSE/Archipelago business combination was not consummated until March 7, 2006 and the NYSE Group/Euronext business consummation was not consummated until April 4, 2007, the following selected historical financial data for NYSE Euronext (1) for periods prior to March 7, 2006, reflects only the NYSE’s results and does not include Archipelago’s or Euronext’s results and (2) for periods commencing on March 7, 2006 and prior to April 4, 2007, reflect, only NYSE Group’s results and does not include Euronext’s results.

SELECTED HISTORICAL FINANCIAL DATA OF NYSE EURONEXT

The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2003 through December 31, 2007, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and prepared in accordance with U.S. GAAP. The information presented here is only a summary, and it should be read together with our consolidated financial statements included in this Annual Report. The information set forth below is not necessarily indicative of NYSE Euronext’s results of future operations and should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of NYSE Euronext.”

	Year ended December 31,
(U.S. GAAP)	2007(1)	2006(1)(2)	2005	2004	2003
	(in millions)
Results of Operations
Revenues
Activity assessment	$556	$673	$595	$360	$420
Cash trading	1,575	645	146	154	157
Derivatives trading	661	31	—	—	—
Listing	385	356	343	330	321
Market data	371	223	178	168	172
Software and technology services	318	137	183	220	225
Regulatory	152	184	132	115	113
Other	140	127	56	59	72

Total revenues	4,158	2,376	1,633	1,406	1,480
Section 31 fees	(556)	(673)	(595)	(360)	(420)
Merger expenses and exit costs(3)	(67)	(54)	(26)	—	—
Compensation	(724)	(558)	(516)	(529)	(521)
Liquidity payments	(729)	(265)	—	—	—
Routing and clearing	(222)	(74)	—	—	—
Systems and communication	(294)	(120)	(124)	(139)	(146)
Professional services	(123)	(110)	(122)	(124)	(97)
Depreciation and amortization	(252)	(136)	(103)	(96)	(89)
Occupancy	(127)	(85)	(70)	(68)	(67)
Marketing and other	(185)	(103)	(68)	(85)	(76)
Regulatory fine income	30	36	35	8	11

Operating income	909	234	44	13	75
Investment and other income, net	(31)	74	47	30	32
Gain on sale of equity investment	33	21	—	—	—
Income from associates	10	—	—	—	—

Income before provision for income taxes and minority interest	921	329	91	43	107
Provision for income taxes	(253)	(121)	(48)	(12)	(45)
Minority interest in income of consolidated subsidiary	(25)	(3)	(2)	(1)	(1)

Net income	$643	$205	$41	$30	$61

	Year ended December 31,
(U.S. GAAP)	2007	2006(1)		2005		2004		2003
	(in millions, except per share data)
Basic earnings per share	$2.72	$1.38		$0.35		$0.26		$0.52
Diluted earnings per share	$2.70	$1.36		$0.35		$0.26		$0.52
Basic weighted average shares outstanding	237	149	(5)	116	(5)	116	(5)	116	(5)
Diluted weighted average shares outstanding	238	150	(5)	116	(5)	116	(5)	116	(5)
Dividends per share	$0.75	—		—		—		—

	At December 31,
(U.S. GAAP)	2007	2006(1)	2005	2004	2003
	(in millions)
Balance Sheet
Total assets	$16,618	$3,466	$2,204	$1,982	$2,009
Current assets	2,278	1,443	1,464	1,265	1,294
Current liabilities	3,462	806	685	487	513

Working capital	$(1,184)	$637	$779	$778	$781

Long term liabilities(4)	$3,020	$991	$685	$695	$736
Long term debt	$521	—	—	—	—
Stockholders’ equity	$9,384	$1,669	$799	$767	$728

(1)	The results of operations of Euronext have been included in NYSE Euronext’s results of operations since April 4, 2007 and the results of operations of Archipelago have been included in NYSE Euronext’s results of operations since March 8, 2006. For the year ended December 31, 2006, only results of NYSE Group (including results of Archipelago from March 7, 2006, but not Euronext) are represented. For periods ended December 31, 2005, December 31, 2004 and December 31, 2003, only results of NYSE (not including Archipelago or Euronext) are represented.

(2)	On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by Amex, as a result of which NYSE Group now fully owns SIAC.

(3)	Represents legal costs, accelerated amortization, severance payments and integration costs incurred in connection with the merger between the NYSE and Archipelago or the combination between NYSE Group and Euronext.

(4)	Represents liabilities due after one year, including accrued employee benefits, and deferred revenue, and deferred income taxes.

(5)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

SELECTED HISTORICAL FINANCIAL DATA OF EURONEXT

The selected financial data presented below is derived from Euronext’s audited consolidated financial statements. Such selected financial data should be read in connection with Euronext’s consolidated financial statements and related notes included in this Annual Report and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Euronext.” Historical financial statement information may not be indicative of Euronext’s future performance.

Euronext’s consolidated financial statements have been prepared in accordance with IFRS as adopted by the European Union, which differ in certain significant respects from U.S. GAAP. For a description of the principal differences between IFRS and U.S. GAAP as they relate to Euronext and to its consolidated subsidiaries, and for a reconciliation of Euronext’s shareholders’ equity and net income to U.S. GAAP, see Note 3.12 to the audited consolidated financial statements included in this Annual Report. Other U.S. GAAP data presented in the following tables has been derived from unaudited analyses prepared by Euronext from its accounting records.

	Year ended December 31,
(IFRS)	2006(4)	2005(2)(3)	2004	2003(1)
		(*restated)	(*restated)
	(in millions of euros, except share and per share data)
Results of Operations
Revenues
Cash trading	€286.9	€215.7	€189.7	€187.5
Listing fees	55.6	63.1	43.3	30.7
Derivatives trading	391.6	331.9	324.9	300.0
Clearing	—	—	—	165.1
MTS fixed income	24.0	1.4	—	—
Settlement and Custody	14.6	39.3	33.1	28.2
Information services	112.0	93.6	87.3	91.2
Sale of software	184.6	195.2	186.0	172.5
Other income	32.9	21.7	22.5	15.8

Total revenues	1,102.2	961.9	886.8	991.0

Expenses
Salaries and employee benefits	275.4	264.4	272.0	267.8
Depreciation	32.6	49.7	67.4	67.6
Goodwill amortization(5)	—	—	39.9	64.8
IT expenses	166.2	139.8	129.3	187.8
Office, telecom and consultancy	130.1	98.8	84.4	86.2
Accommodation	44.3	50.1	51.0	52.9
Marketing	20.3	15.6	15.3	19.3
Other expenses	24.3	25.0	27.3	35.7

Operating expenses	693.2	643.4	686.6	782.1

Profit from operations	409.0	318.5	200.2	208.9
Net financing income	11.5	11.2	7.7	23.6
Impairment of investments	—	—	—	(47.1)
Gain on disposal of discontinued operation	—	—	—	175.1
Gain (loss) on sale of associates and activities	15.4	9.1	4.4	(1.2)
Income (loss) from associates	53.8	18.5	3.3	2.4

Total	80.7	38.8	15.4	152.8
Profit before tax	489.7	357.3	215.6	361.7
Income tax expense	116.0	103.9	54.8	134.6
Profit for the period	373.7	253.4	160.8	227.1
Attributable to shareholders of the parent company	€361.8	€240.0	€149.7	€211.7
Minority interests	11.9	13.4	11.0	15.4

	373.7	253.4	160.8	227.1

Basic earnings per share	3.25	2.17	1.28	1.77
Diluted earnings per share	3.23	2.16	1.28	1.76
Basic weighted average shares outstanding	111,214,661	110,603,062	116,786,810	119,419,446
Diluted weighted average shares outstanding	112,138,650	111,105,390	117,277,653	120,207,882

Dividends declared per share(6)
Euro	—	4.00	0.60	0.50
US$	—	4.74	0.81	0.63

	At December 31,
(IFRS)	2006	2005	2004	2003
		(*Restated)	(*Restated)
Balance sheet
Property and equipment	€42.7	€50.7	€88.6	€108.7
Investment property	4.7	—	—	—
Intangible assets	965.5	837.7	771.8	739.9
Cash and cash equivalents	416.3	429.5	523.7	496.8
Total assets	2676.4	2,601.7	2,352.6	2,389.6
Current financial liabilities	142.6	27.5	11.7	222.3
Non-current financial liabilities	383.0	377.2	365.9	—
Total liabilities	958.6	846.9	808.2	711.4
Minority interests	50.7	33.6	21.0	33.2
Total shareholders’ equity	1,667.0	1,721.3	1,523.4	1,645.0

(U.S. GAAP)	Year-ended December 31,
	2006(4)	2005(2)
	(in millions of euros, except share and per share data)
Results of operations
Revenues	€1,057.5	€945.5
Operating expenses	720.6	665.7
Operating income	336.9	279.8
Net income	329.0	221.1
Basic earnings per share	2.96	2.00
Diluted earnings per share	2.93	1.99
Basic weighted average shares outstanding	111,214,661	110,603,062
Diluted weighted average shares outstanding	112,152,806	111,148,538

Dividends declared per share
Euro	—	4.00
US$	—	4.74

(U.S. GAAP)	At December 31,
	2006	2005
	(in millions of euros)
Balance sheet
Property and equipment	€46.0	€49.2
Intangible assets	1,147.7	1,104.0
Short-term financial investments and cash and cash equivalents	566.8	687.3
Total assets	2,911.6	2,922.9
Current financial liabilities	107.7	8.9
Non-current financial liabilities	378.6	377.2
Total liabilities	1,155.3	1,061.2
Shareholders’ equity	1,720.0	1,820.9

*	As a consequence of the amendment to IAS 39 “Financial Instruments: Recognition and Measurement–The Fair Value Option”, Euronext reclassified certain equity investments as of January 1, 2006 from the category Fair Value through Profit or Loss to the category Available for Sale with comparative information restated.

(1)

In June 2003, Euronext reached an agreement with the London Clearing House (LCH) to merge BCC/Clearnet and LCH into a new independent UK holding company LCH.Clearnet. On December 22, 2003, Euronext exchanged its 80% stake in BCC/Clearnet and its 17.7% interest in LCH for 49.1% of LCH.Clearnet. Simultaneously, Euronext sold 7.6% of these shares to third parties. Euronext’s 41.5% interest in LCH.Clearnet Group Ltd. is divided into ordinary shares (24.9%) and Redeemable Convertible

Preference Shares (16.6%). Euronext recorded a gain on disposal of discontinued operation of €175 million in connection with the transaction. As from December 22, 2003, Euronext no longer records clearing revenues, but instead accounts for its interest in LCH.Clearnet Group Ltd. under the equity method, recording its share of income under “Income from associates.”

(2)	On July 22, 2005, Euronext formed AEMS as a continuation and expansion of its pre-existing Atos Euronext relationship with Atos Origin. The main assets Euronext contributed were the activities of LIFFE Market Solutions, the information technology division of its derivatives trading business Liffe, and its 50% stake in Atos Euronext. Atos Origin contributed its own 50% share in Atos Euronext, plus other major assets from market-related businesses, including middle- and back-office solutions, and its 51% stake in the connectivity platform Bourse Connect. The transfer of the activities of LIFFE Market Solutions to AEMS led to a significant reduction in Euronext’s salaries and employee benefit costs, consultancy expenses, other office, telecom and consultancy costs and depreciation charges, and a parallel increase in IT expenses, which from the date of creation of AEMS include all IT expenses related to Liffe.

(3)	On November 18, 2005, Euronext and Borsa Italiana S.p.A, through MBE Holding S.p.A, 51% owned by Euronext and 49% by Borsa Italiana S.p.A, subscribed to a controlling 51% interest in MTS’s share capital. The remaining MTS shares were subject to a pre-emptive rights subscription and sale mechanism first between the historical shareholders and MTS dealers, where the latter became new shareholders, and subsequently to MBE Holding S.p.A. As a result of the pre-emptive rights and sale mechanism, MBE Holding S.p.A. was committed to acquire as at December 31, 2005 an additional stake in MTS leading to a 60.37% ownership of MTS by MBE Holding S.p.A. Such an acquisition was realized in February 2006. Under IFRS, Euronext consolidated proportionally 51% of MTS consolidated assets, liabilities, revenues and expenses as MBE Holding S.p.A. was jointly controlled by Euronext (51%) and Borsa Italiana S.p.A. (49%). Euronext’s proportionate ownership percentage was 30.79% and a minority interest of 20.21% was therefore accounted for under IFRS. Under U.S. GAAP, MBE Holding was accounted for under the equity method.

(4)	In January 2006, Euronext completed the sale of the Belgian central securities depository CIK N.V./SA, a wholly owned subsidiary of Euronext Brussels, to Euroclear. In exchange for this asset, Euronext received an additional 0.4% stake in Euroclear.

(5)	As from January 1, 2005, Euronext no longer amortizes goodwill relating to acquisitions made before March 31, 2004 as part of a business combination, in line with IFRS 3.

(6)	Dividends declared with respect to 2005 consist of a €1 per share ordinary dividend. In addition, a €3 per share capital reduction was made.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF NYSE EURONEXT

You should read the following discussion together with NYSE Euronext’s audited consolidated financial statements and related notes included in this Annual Report. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Risk Factors” and “Forward-Looking Statements.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

NYSE Euronext was organized on May 22, 2006 in connection with the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Prior to that date, NYSE Euronext had no significant assets and did not conduct any material activities other than those incident to its formation. Following the consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination with Euronext.

On April 4, 2007, NYSE Euronext acquired 91.4% of the share capital and 92.2% of the voting rights of Euronext through an exchange offer in which NYSE Euronext, through its indirect wholly owned subsidiary, NYSE Euronext (Holding) N.V. (“NYSE Euronext (Holding)”), offered to acquire all of the outstanding shares of Euronext for €21.32 ($28.54) in cash and 0.98 of a share of NYSE Euronext common stock.

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

Following the combination of the businesses of NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income. NYSE Euronext’s U.S. operations consist of (i) obtaining new listings and servicing existing listings, (ii) providing access to trade execution in cash equities and options, (iii) selling market data and related information and distributing market information to data subscribers, (iv) issuing trading permits, (v) providing data processing operations, (vi) providing regulatory services with respect to NYSE Euronext’s U.S. markets and (vii) providing trading technology, software and connectivity to end-users. NYSE Euronext’s European operations consist of (i) providing access to trade execution in all cash products as well as a wide range of derivatives products, (ii) providing listing services, (iii) selling of market data and related information, (iv) providing transaction settlement and for the safe-custody of physical securities in the European markets and (v) providing of electronic trading solutions in Europe and Asia.

As NYSE Euronext progresses towards the integration of the businesses, management will continue to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones.

Recent Developments

CME Group Metals Complex

On March 14, 2008, we entered into an agreement with CME Group to acquire the CBOT Metals Complex, including its volume and open interest. We expect that trading of full and e-mini gold and silver futures and options on futures contracts will begin later this year on Liffe, our derivatives trading system, pending regulatory approvals. Under the terms of the agreement, the Chicago Board of Trade will continue to act as the Designated Contract Market, or DCM, for the products until we establish our own DCM. CME Group has agreed to provide clearing services on an interim basis for up to one year, after which we expect to provide for an alternative clearing solution. The precious metals contracts provide a point of entry for us into the U.S. futures market and complement our existing commodities franchise at Liffe.

Wombat

On March 7, 2008, NYSE Euronext completed the acquisition of Wombat Financial Software (“Wombat”), a privately held global leader in high-performance financial market data management solutions. This strategic acquisition broadens NYSE Euronext’s offering of comprehensive market-agnostic connectivity, transaction and data management solutions to customers globally by integrating Wombat’s industry leading and rapidly growing market data enterprise software and services with the NYSE TransactTools connectivity and messaging business. NYSE Euronext acquired Wombat for $200 million in cash consideration, and created a retention pool for Wombat employees consisting of restricted stock unit grants in an amount equal to $25 million.

Amex

On January 17, 2008, NYSE Euronext and MC announced that they had entered into an agreement and plan of merger, pursuant to which NYSE Euronext agreed to acquire the business of MC, including its subsidiary Amex, for an aggregate of (1) $260 million in NYSE Euronext common stock and (2) additional shares of NYSE Euronext common stock based on the net proceeds (net of fees, taxes, and certain other items), if any, from the sale of the Amex headquarters, if such sale occurs within four years and 240 days of the closing of the merger and certain other conditions are satisfied.

The proposed transaction will enhance NYSE Euronext’s scale in U.S. options, exchange traded funds, closed-end funds, structured products and cash equities. Subject to approval by Amex members and customary regulatory approvals, this transaction is expected to close in the third quarter of 2008.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Its results have been and will continue to be affected by many factors, including the level of trading activity in its markets, which during any period is significantly influenced by general market conditions, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, legislative and regulatory changes, and competition, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among U.S. exchanges for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues due to the new market data revenue allocation formula required by Regulation NMS.

Operating Data

NYSE Euronext’s revenues are affected by many factors, including the number of companies (both new and continuing) listed on NYSE Euronext’s six cash equities markets, corporate actions by these companies (such as stock splits and mergers), trading activity, demand for data processing, and demand for market information. The following tables present selected operating data for the periods presented.

Volume Summary – Cash Products

	Year Ended December 31,
(Unaudited)	2007	2006	2005
Number of Trading Days - European Markets	255	255	257
Number of Trading Days - U.S. Markets	251	251	252

European Cash Products (trades in thousands)	322,574	219,476	162,411
Equities	309,141	209,494	155,509
Exchange-Traded Funds	1,562	691	347
Structured Products	10,236	7,633	4,660
Bonds	1,635	1,659	1,895
U.S. Cash Products (shares in millions)	722,573	625,106	547,115

NYSE Listed Issues
NYSE Group Handled Volume [2]	558,400	468,597	421,518
NYSE Group Matched Volume [3]	516,069	458,495	415,078
NYSE Group TRF Volume [4]	15,993	—	—
Total NYSE Listed Consolidated Volume	853,161	635,065	523,505

NYSE Group Share of Total NYSE Listed Consolidated Volume
Handled Volume [2]	65.5%	73.8%	80.5%
Matched Volume [3]	60.5%	72.2%	79.3%
TRF Volume [4]	1.9%	—	—

NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume [2]	53,732	31,916	22,491
NYSE Group Matched Volume [3]	46,162	27,808	19,500
NYSE Group TRF Volume [4]	5,715	—	—
Total NYSE Arca & Amex Listed Consolidated Volume	147,166	88,930	70,596

NYSE Group Share of Total NYSE Arca & Amex Listed Consolidated Volume
Handled Volume [2]	36.5%	35.9%	31.9%
Matched Volume [3]	31.4%	31.3%	27.6%
TRF Volume [4]	3.9%	—	—

Nasdaq Listed Issues
NYSE Group Handled Volume [2]	110,440	124,593	103,106
NYSE Group Matched Volume [3]	89,844	101,829	82,165
NYSE Group TRF Volume [4]	24,905	—	—
Total Nasdaq Listed Consolidated Volume	545,786	506,144	449,730

NYSE Group Share of Total Nasdaq Listed Consolidated Volume
Handled Volume [2]	20.2%	24.6%	22.9%
Matched Volume [3]	16.5%	20.1%	18.3%
TRF Volume [4]	4.6%	—	—

ETFs 1, [5]
NYSE Group Handled Volume [2]	71,409	43,320	27,229
NYSE Group Matched Volume [3]	63,359	39,102	24,293
NYSE Group TRF Volume [4]	7,921	—	—
Total ETF Consolidated Volume	176,735	100,078	73,330

NYSE Group Share of Total ETF Consolidated Volume
Handled Volume [2]	40.4%	43.3%	37.1%
Matched Volume [3]	35.8%	39.1%	33.1%
TRF Volume [4]	4.5%	—	—

(1)	Includes all volume executed in NYSE Group crossing sessions.

(2)	Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(3)	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.

(4)	Represents NYSE’s volume in FINRA/NYSE Trade Reporting Facility (TRF).

(5)	Data included in previously identified categories.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

All trading activity is single-counted, except European cash trading which is double counted to include both buys and sells.

Volume Summary – Derivatives Products

	Total Volume Year Ended December 31,
(Unaudited; contracts in thousands)	2007	2006	2005
Number of Trading Days - European Markets	255	255	257
Number of Trading Days - U.S. Markets	251	251	252

European Derivatives Products	949,022	730,303	605,858

Total Interest Rate Products	517,933	412,240	347,223

Short Term Interest Rate Products	489,138	388,994	328,145
Medium and Long Term Interest Rate Products	28,795	23,246	19,078
Total Equity Products [1]	417,807	307,470	249,725
Total Individual Equity Products	261,419	185,068	151,317
Total Equity Index Products	156,388	122,402	98,408
Bclear	122,776	52,799	2,234
Individual Equity Products	100,653	38,523	1,171
Equity Index Products	22,123	14,276	1,062
Commodity Products	12,784	9,851	8,499

Currency Products	498	742	411

U.S. Derivatives Products – Equity Options [2]
NYSE Arca Options Contracts	335,542	196,586	144,780
Total Consolidated Options Contracts	2,592,102	1,844,181	1,369,048

NYSE Group Share of Total	12.9%	10.7%	10.6%

(1)	Includes all trading activities for Bclear, Liffe’s clearing service for wholesale equity derivatives.

(2)	Includes trading in U.S. equity options contracts, not equity-index options.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

All trading activity is single-counted, except European cash trading which is double counted to include both buys and sells.

Other Operating Statistics

	Year Ended December 31,
(Unaudited)	2007	2006	2005
NYSE Euronext Listed Issuers
NYSE Listed Issues
NYSE listed issuers[1]	2,526	2,713	2,672
Number of new issuer listings[1]	282	199	192
Capital raised in connection with new listings ($ millions) [2]	$34,231	$25,853	$21,305

Euronext Listed Issuers
Euronext listed issuers [1]	1,155	1,210	1,259
Number of new issuer listings [3]	140	142	78
Capital raised in connection with new listings ($ millions) [2]	$13,286	$26,862	$21,438

NYSE Euronext Market Data [4]

NYSE Market Data [4]
Share of Tape A revenues (%)	68.1%	83.3%	90.4%
Share of Tape B revenues (%)	34.1%	37.3%	47.4%
Share of Tape C revenues (%)	20.9%	23.7%	21.1%
Professional subscribers (Tape A)	450,619	423,298	413,458

Euronext Market Data
Number of terminals	219,794	206,989	194,516

NYSE Euronext Operating Expenses

NYSE Euronext Employee Headcount [5]
NYSE Euronext headcount excluding GL TRADE	3,083	3,698	4,365
GL TRADE headcount	1,398	1,155	1,083

NYSE Euronext Financial Statistics

NYSE Euronext foreign exchange rate (€/US$)
Average €/US$ exchange rate	$1.371	$1.256	$1.244

(1)	Figures for NYSE listed issuers include listed operating companies, closed-end funds, and ETFs, and do not include NYSE Arca or structured products listed on the NYSE. There were 240 ETFs and 16 operating companies exclusively listed on NYSE Arca, Inc. as of December 31, 2007. There were 500 structured products listed on the NYSE as of December 31, 2007.

Figures for Euronext present the operating companies listed on Euronext markets, NYSE Alternext, and Free Market, and do not include closed-end funds, ETFs and structured product (warrants and certificates). At the end of December 2007, 119 companies were listed on NYSE Alternext and 228 ETFs were listed on NextTrack.

(2)	Euronext figures show capital raised in millions of euros by operating companies listed on Euronext markets and do not include NYSE Alternext, Free Market and close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of USD by operating companies listed on NYSE and NYSE Arca exchanges and do not include closed-end funds, ETFs and structured products.

(3)	Euronext figures include operating companies listed on Euronext markets, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).

(4)

“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per the SEC’s Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on the number of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection and dissemination of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.

(5)	NYSE Euronext owns approximately 40% of the common equity of GL TRADE, which is listed separately by Euronext in Paris. NYSE Euronext consolidates the results of GL TRADE. NYSE Euronext headcount, as of December 31, 2006 includes approximately 427 employees that, effective July 30, 2007, were transferred to FINRA and are no longer employees of NYSE Euronext. NYSE Euronext headcount excludes employees of MTS, NYSE Euronext’s interest in which was disposed of on September 14, 2007.

Sources of Revenues

Activity Assessment

The NYSE and NYSE Arca, Inc. pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca, and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

Cash Trading

The NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2006 and 2007 allowed further alignment of transaction revenue with executed volume.

On NYSE Arca, transaction fees are charged to customers for trade execution of equity securities and equity options. NYSE Arca earns transaction fees for (i) customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out to other market centers and (ii) customer orders of equity options traded or cleared through NYSE Arca.

Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Lisbon and Paris.

For historical reasons relating to Euronext’s prior ownership of Clearnet, part of the trading revenue earned in 2007 consists of a commission paid by LCH.Clearnet to Euronext in exchange for the service provided by Euronext in bringing clients to the clearing house. These commissions were invoiced directly by LCH.Clearnet and retroceded to Euronext. As of January 1, 2008, Euronext no longer receives retrocession fees from LCH.Clearnet, and instead Euronext has been collecting such fees, now referred to as exchange fees, directly from its customers since January 1, 2008.

Revenue from cash trading in any given period depends primarily on the number of shares traded on NYSE and NYSE Arca, the number of trades executed on Euronext, and the fees charged for execution. The level of trading activity in any period is significantly influenced by a number of factors. See “—Factors Affecting Our Results” below.

NYSE Euronext’s cash trading pricing structures continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Euronext’s opportunities for revenue growth and efficiency improvement.

NYSE Euronext seeks to better capture value for the services it renders by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Euronext earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS and MiFID, which have the potential to impact the competitive environment in which NYSE Euronext operates.

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for the (i) execution of trades of derivatives contracts on Euronext’s derivatives markets in Paris, London, Amsterdam, Brussels and Lisbon and (ii) execution of options contracts traded on NYSE Arca.

Revenues for fixed per-contract fees are driven by the number of trades executed and fees charged per contract. The principal types of derivative contracts traded are equity and index products and short-term interest rate products. Trading in equity products is primarily driven by price volatility in equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading activity for all products is also influenced by market conditions and other factors. See also “—Factors Affecting Our Results.”

Liffe’s fee structure varies by type of contract and by type of member. With respect to the various contracts available through Liffe, fees are charged as follows:

•	Individual equity options: a flat fee per lot is charged in all Liffe business centers, except in Amsterdam (where the fees are capped per trade).

•	Individual equity futures: a flat fee per lot is charged for this type of contract, which is available in Lisbon and London.

•	Index products: a flat fee per contract is charged for these products, and is capped in Amsterdam per trade above a certain level.

•	Bclear: a fee per side is charged for this service, subject to a fee cap per trade. Bclear is one of three services for wholesale equity derivatives that Euronext launched in 2005.

•	Interest rate products: a flat fee per lot is charged for these products, which are available in London.

•	Commodity products: a flat fee per lot is charged for these products, which are available in London and Paris.

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

•

In Paris, with respect to single equity options, market makers may be categorized as PMMs, PLPs or responding market makers (RMMs) that receive fee discounts on business they transact in their market making capacity. The discounts are proportional to their quoting performance. For the CAC40 options contract, PMMs and RMMs receive fee discounts that are proportional to their quoting performance. A specific regime governs FTSEurofirst futures DMMs.

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

•

In Lisbon and London, single and universal stock futures market makers pay no trading fees and are entitled to benefit from a part of the revenues generated by the contract on which they are making a market.

Currently, pricing for NYSE Arca, Inc. traded options includes, but is not limited to, the following transaction fees:

•	$0.16 per contract for market makers;

•	$0.09 per contract for lead market makers; and

•	$0.50 per contract for electronic broker-dealer transactions.

In addition, the rate schedule for electronic executions in issues subject to the penny pilot program credits trading participants for providing liquidity (i.e., by providing resting orders/quotes) and assesses a per contract fee to trading participants that take liquidity. Credits may be as high as $0.30 per contract and fees may be as high as $0.50 per contract.

Listings

NYSE Euronext operates listing venues through NYSE Group and Euronext.

There are two types of fees applicable to companies listed on the NYSE and NYSE Arca – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Original listing fees, however, are not applicable to companies that transfer to the NYSE or NYSE Arca, Inc. from another listing venue. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

Annual fees are charged based on the number of outstanding shares of the listed company at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro rata basis over the calendar year. Original fees are recognized as income on a straight-line basis over estimated service periods of 10 years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Listing fees for the Euronext subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in IPOs and tender offers. Revenues from listing fees relate primarily to the number of shares outstanding.

Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris also charges centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

The revenue NYSE Euronext derives from listing fees is primarily dependent on the number and size of new company listings and tender offers. The number and size of new company listings and tender offers in any period depend primarily on factors outside of NYSE Euronext’s control, including general economic conditions in Europe and the United States (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.

Market Data

NYSE Group collects market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B” and “Tape C,” which represents data related to trading of certain securities that are listed on NYSE Arca, Amex, other regional exchanges and Nasdaq, respectively. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, NYSE Group receives fees for the display of data on television and for vendor access. NYSE Group proprietary products make market data available to subscribers covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. NYSE Group proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

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

Software and Technology Services

Revenue from sales of software primarily consists of (i) license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses and (ii) sales of software and technology by NYSE TransactTools.

Revenues from license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses are generated primarily by GL TRADE. GL TRADE, a subsidiary of Euronext, is a global provider of front- to back-office solutions for international financial institutions on both the buy side and the sell side.

NYSE TransactTools’ revenues are generated primarily from connectivity services related to the SFTI network, software license and maintenance fees, and strategic consulting services. Customers pay to gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider. SFTI revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI data centers, and customers typically sign multi-year contracts. Co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from sales of NYSE TransactTools’ enterprise software platform, which provides low-latency messaging and trade lifecycle management. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

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

Regulatory

The principal regulatory fees charged to member organizations of NYSE and NYSE Arca include (i) a regulatory fee based on Gross Focus revenues charged to NYSE member organizations (specifically $0.42 per $1,000 of Gross Focus (Financial and Operational Combined Uniform Single Report) revenues generated by member broker-dealers, which are reported on a six-month lag basis), (ii) a fee based on the number of registered representatives charged to NYSE Arca, member organizations and (iii) various regulatory fees charged to specialists and floor brokers on NYSE, and to market makers, order routing firms and other broker-dealers on NYSE Arca.

On July 30, 2007, however, the member firm regulatory functions of NYSE Regulation and related revenues (primarily fees based on Gross Focus revenues) were transferred to FINRA. As a result, effective as of that date and for the remainder of 2007, 75% of the NYSE fee based on Gross Focus revenues will be paid to FINRA. Effective as of January 1, 2008, the NYSE fee based on Gross Focus revenues was reduced to 25% of its level as of December 31, 2007.

Other

Other revenue consists of trading license fees, facilities and other services provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor, and clearance and settlement activities derived from Euronext businesses.

For fiscal 2007, NYSE Group sold 1,065 trading licenses at an annual price of $50,000 per license, which is payable in equal monthly increments over the course of the year. For fiscal 2008, NYSE Group sold 681 trading licenses at an annual price of $40,000 per license. The NYSE has made available a maximum of 1,366 trading licenses. Holders of trading licenses have the right to cancel their trading license prior to the end of the year.

Components of Expenses

Section 31 Fees

See “— Sources of Revenue — Activity Assessment” above.

Liquidity Payments

To enhance the liquidity and promote use of its systems, NYSE Euronet provides liquidity payments on the NYSE, NYSE Arca (equities platform), NYSE Arca (options platform) and Liffe platform.

NYSE

As of September 1, 2007, the NYSE established a system to provide variable payments to specialist firms for providing liquidity, referred to as a “Liquidity Provision Payment” or “LPP.” LPPs are based on two revenue sources in NYSE-listed securities (excluding ETFs): (i) the NYSE’s share of market data revenue derived from quoting shares and (ii) the NYSE’s transaction fee revenue.

Share of Market Data Revenue Derived from Quoting Share

Pursuant to Regulation NMS, the SEC revised the formula for the distribution by the CTA of market data quote revenue in NYSE-listed securities (Tape A) among the various markets (the “Revenue Allocation Formula”). As revised, the Revenue Allocation Formula established a “Quoting Share” to reward markets that quote at the NBBO. The LPP is based upon the Quoting Share revenue associated with each security a specialist firm trades.

Transaction Fee Revenue

The NYSE also created a payment pool (the “LPP Pool”) consisting of its NYSE-listed stock transaction revenue on matched volume (excluding crossing services) in both electronic and manually executed transactions to provide LPPs to the specialist firms. The LPP Pool size was originally set at 25% of the above-noted NYSE transaction revenue and was changed as of October 1, 2007, to 20% per month for each of the last three months of 2007 and 18% per month starting January 2008. The size of the LPP Pool varies month-to-month as NYSE volume changes. Each individual specialist firm is allocated a portion of these revenues based exclusively on its trading performance in any month. A specialist firm’s allocation increases if its performance as a liquidity provider improves relative to the other specialist firms. The allocation formula weights specialist liquidity in a given security by a 0.75 exponential calculation and then reweights the resulting number for each security by multiplying it by the percentage representing the NYSE’s regular-hours market share in that security. The 0.75 exponential calculation provides additional weighting to less liquid stocks.

NYSE Arca (equities platform)

NYSE Arca pays a fee per share to participants, referred to as “liquidity providers,” that post buy orders and sell orders on NYSE Arca, when the quote is executed against by liquidity takers purchasing or selling securities internally on NYSE Arca.

NYSE Arca, Inc. (options platform)

NYSE Arca, Inc. as well as other U.S. options markets, implemented the “penny pilot program” which was approved by the SEC during the first quarter of 2007. NYSE Arca, Inc. pays a fee per contract to participants that post buy orders and sell orders on NYSE Arca, Inc. when the quote is executed against the liquidity takers purchasing or selling options on NYSE Arca, Inc.

Liffe

Liffe operates a number of incentive arrangements. The first type of incentive arrangement reduces or waives transaction fees to incentivize members to trade, but imposes no obligation on the member. These include liquidity provider incentive schemes, strategy rebates, block trades and other volume related discounts. The second type of incentive arrangement involves market making activity by members, whereby the member agrees to undertake market making activity – i.e., to enhance market liquidity by offering two way prices. The consideration for undertaking this obligation can be a combination of reductions to or waivers of transaction fees, a contribution to information technology and staff costs incurred in providing the services and/or a share of net transaction fees.

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

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the NYSE Group/Euronext business combination transaction.

Compensation

NYSE Euronext’s compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical and supplemental executive retirement plan charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Systems and Communications

NYSE Euronext’s systems and communications expense includes (i) costs for development and maintenance of trading, regulatory and administrative systems, (ii) investments in system capacity, reliability and security and (iii) network connection with its customers and its data centers, as well as connectivity to various other market centers.

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

Results of Operations

For the year ended December 31, 2007, the results of operations of NYSE Euronext included the results of NYSE Group for the full period and the results of operations of Euronext since April 4, 2007, the date that the combination of NYSE Group and Euronext was consummated. For the comparable period in 2006, the results of operations of NYSE Euronext only included the results of NYSE Group. For the year ended December 31, 2006, the results of operations of NYSE Group included the results of operations of NYSE Arca since March 7, 2006, the date the merger of NYSE and Archipelago was consummated.

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

The following table sets forth NYSE Euronext’s consolidated statements of income for the years ended December 31, 2007 and 2006, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2007, as compared to such item for the year ended December 31, 2006.

(Dollars in Millions)	Year ended December 31,		Percent Increase (Decrease)
	2007	2006
Revenues
Activity assessment	$556	$673	(17)%
Cash trading	1,575	645	144%
Derivatives trading	661	31	2,032%
Listing	385	356	8%
Market data	371	223	66%
Software and technology services	318	137	132%
Regulatory	152	184	(17)%
Other	140	127	10%

Total revenues	4,158	2,376	75%
Section 31 fees	(556)	(673)	(17)%
Merger expenses and exit costs	(67)	(54)	24%
Compensation	(724)	(558)	30%
Liquidity payments	(729)	(265)	175%
Routing and clearing	(222)	(74)	200%
Systems and communications	(294)	(120)	145%
Professional services	(123)	(110)	12%
Depreciation and amortization	(252)	(136)	85%
Occupancy	(127)	(85)	49%
Marketing and other	(185)	(103)	80%
Regulatory fine income	30	36	(17)%

Operating income	909	234	288%
Interest expense	(129)	(3)	4,200%
Interest and investment income	69	44	57%
Gain on sale of equity investment	33	21	57%
Income from associates	10	—	—%
Other income	29	33	(12)%

Income before income tax provision and minority interest	921	329	180%
Income tax provision	(253)	(121)	109%
Minority interest	(25)	(3)	733%

Net income	$643	$205	214%

Highlights

For the year ended December 31, 2007, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $3,602 million, $909 million and $643 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,703 million, $234 million and $205 million, respectively, for the year ended December 31, 2006.

The $1,899 million increase in revenues (excluding activity assessment fees), $675 million increase in operating income and $438 million increase in net income for the period reflect the following principal factors:

•

Increased revenues—Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $1,411 million for the year ended December 31, 2007, which was the primary driver of the period-over-period increase. Higher U.S. trading volumes also contributed to increased revenues, as well as increased liquidity payment and routing and clearing expenses, which partially offset increased revenues for the period.

•

Increased operating income—The period-over-period increase in operating income of $675 million was the result of Euronext’s contribution to operating income of $560 million, as well as other revenue growth and overall operating efficiencies as we realize merger synergies.

•	Increased net income—Period-over-period, net income increased $438 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

Consolidated and Segment Results

Revenues

	Year ended December 31,
	2007			2006
(Dollars in millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$556	$—	$556	$673	—	$673
Cash trading	1,165	410	1,575	645	—	645
Derivatives trading	86	575	661	31	—	31
Listing	363	22	385	356	—	356
Market data	225	146	371	223	—	223
Other	352	258	610	448	—	448

Total revenues	$2,747	$1,411	$4,158	$2,376	—	$2,376

Cash Trading. For the year ended December 31, 2007, U.S. Operations contributed $1,165 million to NYSE Euronext’s cash trading revenues, a $520 million increase as compared to December 31, 2006. The primary drivers of this increase (and their corresponding contributions) were pricing structure changes that were implemented for part of 2006 and for the full period in 2007 on both the NYSE and NYSE Arca (approximately $292 million), increased trading volume (approximately $139 million), and the inclusion of the results of NYSE Arca for the full year 2007 (approximately $89 million). European Operations contributed $410 million in revenues, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, in addition to increased trading volumes due to positive structural trading trends (such as the high frequency of algorithmic trading) and increased market volatility.

Derivatives Trading. For the year ended December 31, 2007, derivatives trading revenues increased by $630 million from the comparable period in 2006 to $661 million, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext as well as increased market volatility resulting in increased trading volumes both in the United States and in Europe. Of the derivatives trading revenue generated for the year ended December 31, 2007, $575 million was generated by NYSE Euronext’s European Operations.

Listing. For the year ended December 31, 2007, listing fees were $385 million, an increase of $29 million from the comparable period in 2006, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 business combination between NYSE Group and Euronext, and an increase in aggregate shares billed for annual fees by U.S. Operations.

Market Data. For the year ended December 31, 2007, compared to the year ended December 31, 2006, market data revenue increased $148 million to $371 million, primarily reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Other. For the year ended December 31, 2007, compared to the year ended December 31, 2006, other revenues increased $162 million, or 36%, to $610 million. European Operations was the primary driver of this increase reflecting the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext, together with increased software and technology services revenue generated from businesses acquired by GL TRADE. This increase was partially offset by (i) a $32 million decrease in U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007, (ii) a $37 million decrease in U.S. Operations’ software and technology services revenue primarily as a result of a reduction in the amount of services provided by SIAC to Amex and DTCC and (iii) a $27 million decrease in U.S. Operations’ other revenue as a result of the discontinuation of the specialist trading privilege fee in December 2006 and the overall decrease of traders on the NYSE’s trading floor.

Expenses

	Year ended December 31,
	2007				2006
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Liquidity payments	$(626)	$(103)	—	$(729)	$(265)	—	—	$(265)
Routing and clearing	(222)	—	—	(222)	(74)	—	—	(74)
Other operating expenses	(1,001)	(746)	(25)	(1,772)	(1,146)	—	(20)	(1,166)
Regulatory fine income	30	—	—	30	36	—	—	36

Liquidity Payments. For the year ended December 31, 2007, liquidity payments were $729 million, an increase of $464 million compared to the year ended December 31, 2006. This increase reflects (i) changes in the NYSE’s pricing structure implemented during December 2006 that including a fixed monthly specialist rebate (representing approximately $92 million), coupled with increased trading volumes on our U.S. cash markets (representing approximately $205 million), (ii) the implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated options contracts in penny increments, which resulted in increased trading volumes on which liquidity payments were made (representing approximately $20 million), (iii) the inclusion of the results of NYSE Arca for the full year 2007 (representing approximately $44 million), (iv) the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext and (v) increased trading volatility in the European derivatives markets.

Routing and Clearing. For the year ended December 31, 2007, routing and clearing fees were $222 million, an increase of $148 million compared to the year ended December 31, 2006. This increase was primarily due to new and increased amount of routing costs incurred as a result of higher trading volume and order flow being routed to other market centers (representing approximately $133 million) and the inclusion of the results of NYSE Arca for the full year 2007 (representing approximately $15 million).

Other Operating Expenses. The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other expenses.

Merger expenses and exit costs. For the year ended December 31, 2007, NYSE Euronext incurred $67 million in merger expenses and exit costs consisting primarily of $25 million in accelerated amortization on certain software and other equipment’s useful lives, $16 million in the consolidation of office space, $5 million in connection with workforce reductions, and $21 million in professional and other fees incurred in connection with the combination with Euronext on April 4, 2007 and, to a lesser extent, the acquisition of Archipelago on March 7, 2006.

Compensation. For the year ended December 31, 2007, compared to the year ended December 31, 2006, compensation increased $166 million, or 30%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination between the businesses of NYSE Group and Euronext, was the principal driver for the increase. The increase was partially offset by a decrease in U.S. Operations’ compensation due to (i) staff reductions, including the 427 employees transferred to FINRA in July 2007 and the workforce reduction of approximately 480 employee positions during the fourth quarter of 2006, (ii) the elimination of certain post retirement benefits during 2007 and (iii) the consolidation of certain benefit plans.

Systems and communications. For the year ended December 31, 2007, compared to the year ended December 31, 2006, systems and communications expenses increased $174 million, or 145%, primarily due to European Operations, which reflect the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, as well as to other business acquisitions in Europe.

Professional Services. For the year ended December 31, 2007, compared to the year ended December 31, 2006, professional services expenses increased $13 million, or 12%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 combination between the businesses of NYSE Group and Euronext, contributed to this increase, partially offset by reduced legal fees and the achievement of certain integration synergies in the United States in 2007.

Depreciation and amortization. For the year ended December 31, 2007, compared to the year ended December 31, 2006, depreciation and amortization expense increased $116 million, or 85%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the principal driver for the increase reflecting the fair value assigned to intangible assets of Euronext acquired in the combination.

Occupancy. For the year ended December 31, 2007, compared to the year ended December 31, 2006, occupancy increased $42 million, or 49%. European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext, was the driver for the increase. Partially offsetting the inclusion of European Operations, occupancy expenses incurred by U.S. Operations decreased reflecting cost containment initiatives.

Marketing and other. For the year ended December 31, 2007 compared to the year ended December 31, 2006, marketing and other expenses increased $82 million, or 80%, primarily as a result of the impact of European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Regulatory Fine Income

For the year ended December 31, 2007, compared to the year ended December 31, 2006, regulatory fine income decreased $6 million to $30 million reflecting, in part, the impact of the creation of FINRA in July 2007 and the transfer to it of certain regulatory functions of NYSE Regulation. Regulatory fines result from actions taken by NYSE Regulation in its oversight of NYSE and NYSE Arca, Inc. member organizations and, accordingly, may vary period over period. Regulatory fine income will continue to decrease in future periods following the creation of FINRA.

Interest Expense

The significant increase in interest expense is primarily attributable to the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Interest and Investment Income

Consolidation of interest and investment income from Euronext and the favorable impact of rising interest rates on cash, cash equivalents and short-term financial investments were the primary factors in the $25 million increase in interest and investment income.

Gain on Sale of Equity Investment

For the year ended December 31, 2007, NYSE Euronext recorded a $32 million gain on the sale of the member firm regulatory functions of NYSE Regulation to FINRA.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, including AEMS, MTS (through its disposition on September 14, 2007) and Powernext.

Other Income

For the year ended December 31, 2007, other income of $29 million primarily reflected the receipt of insurance reimbursements, which may vary period over period.

Minority Interest

For the year ended December 31, 2007, NYSE Euronext recorded minority interest of $25 million primarily representing 2.32% of the Euronext income for the period, which corresponds to the percentage of voting rights that were not tendered during the initial exchange offer period, as well as Euronext’s minority interest in GL TRADE. During the comparable period in 2006, NYSE Euronext recorded minority interest until November 1, 2006 when it purchased the one-third ownership stake in SIAC previously held by Amex.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2007 was 27.4% which reflects foreign earnings taxed at lower rates. Included in the income tax provision for the year ended December 31, 2007 was a deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom. For the year ended December 31, 2006, NYSE Euronext’s effective rate was 36.7%, lower than the statutory rate primarily as a result of federal and state tax credits.

Year Ended December 31, 2006 Versus Year Ended December 31, 2005

For the year ended December 31, 2006, the results of operations of NYSE Euronext included the results of NYSE and the results of NYSE Arca following the March 7, 2006 merger with Archipelago. For the year ended December 31, 2005, the results of operations of NYSE Euronext only included the results of NYSE. The following table sets forth NYSE Euronext’s consolidated statements of income for the years ended December 31, 2006 and 2005, as well as the percentage increase or decrease for each consolidated statement of income item for the year ended December 31, 2006, as compared to such item for the year ended December 31, 2005.

(Dollars in Millions)	Year ended December 31,		Percent Increase (Decrease)
	2006	2005
Revenues
Activity assessment	$673	$595	13%
Cash trading	645	146	342%
Derivatives trading	31	—	—
Listing	356	343	4%
Market data	223	178	25%
Software and technology services	137	183	(25)%
Regulatory	184	132	39%
Other	127	56	127%

Total revenues	2,376	1,633	45%
Section 31 fees	(673)	(595)	13%
Merger expenses and exit costs	(54)	(26)	108%
Compensation	(558)	(516)	8%
Liquidity payments	(265)	—	—
Routing and clearing	(74)	—	—
Systems and communications	(120)	(124)	(3)%
Professional services	(110)	(122)	(10)%
Depreciation and amortization	(136)	(103)	32%
Occupancy	(85)	(70)	21%
Marketing and other	(103)	(68)	51%
Regulatory fine income	36	35	3%

Operating income	234	44	432%
Interest expense	(3)	(6)	(50)%
Interest and investment income	44	42	5%
Gain on sale of equity investment	21	—	—
Other income	33	11	200%

Income before income tax provision and minority interest	329	91	262%
Income tax provision	(121)	(48)	152%
Minority interest	(3)	(2)	50%

Net income	$205	$41	400%

Highlights

For the year ended December 31, 2006, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $1,703 million, $234 million and $205 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,038 million, $44 million and $41 million, respectively, for the year ended December 31, 2005.

The $665 million increase in revenues (excluding activity assessment fees), $190 million increase in operating income and $164 million increase in net income for the period reflect the following principal factors:

•

Increased revenues—NYSE Arca results of operations were consolidated from the March 7, 2006 merger with Archipelago and contributed revenues of $594 million (excluding activity assessment fees), which was the primary driver of the period-over-period increase.

•

Increased operating income—The period-over-period increase in operating income of $190 million was the result of NYSE Arca’s contribution to operating income of $134 million, as well as other revenue growth and overall operating efficiencies as NYSE Euronext continues to meet its integration goals.

•	Improved net income—Period-over-period, net income increased $164 million including $87 million related to NYSE Arca, due to revenue growth and overall operating efficiencies.

Revenues

	Year ended December 31,
	2006			2005
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$673	$—	$673	$595	—	$595
Cash trading	645	—	645	146	—	146
Derivatives trading	31	—	31	—	—	—
Listing	356	—	356	343	—	343
Market data	223	—	223	178	—	178
Other	448	—	448	371	—	371

Total revenues	$2,376	$—	$2,376	$1,633	—	$1,633

Cash trading. For the year ended December 31, 2006, NYSE Euronext’s cash trading revenues increased $499 million as compared to December 31, 2005, primarily as a result of NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006.

Derivatives trading. For the year ended December 31, 2006, NYSE Euronext’s derivatives trading revenues were $31 million as a result of NYSE Arca’s contribution since the completion of the merger with Archipelago on March 7, 2006.

Listing. For the year ended December 31, 2006, listing fees were $356 million, an increase of $13 million from the comparable period in 2005, primarily due to the increase in aggregate shares billed for annual fees (387 billion to 408 billion), as well as new listings of shares during the year.

Market data. For the year ended December 31, 2006, compared to the year ended December 31, 2005, market data revenue increased $45 million, or 25%, primarily from the contribution of NYSE Arca’s operations, following the completion of the merger between the NYSE and Archipelago on March 7, 2006.

Other. For the year ended December 31, 2006, other revenues increased $77 million, or 21%, to $448 million. Licensing fees represented $51 million of the increase. NYSE did not generate licensing fees for the year ended December 31, 2005. Also driving the increase was increased specialist trading privilege fees of $11 million as compared to December 31, 2005. As part of a strategic review of our pricing structure, the specialist privilege fee was discontinued in December 2006. Partially offsetting this increase, software and technology services revenue decreased $46 million primarily as a result of a reduction in the amount of services provided by SIAC to Amex and DTCC.

Expenses

	Year ended December 31,
	2006				2005
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Liquidity payments	$(265)	$—	$—	$(265)	$—	$—	$—	$—
Routing and clearing	(74)	—	—	(74)	—	—	—	—
Other operating expenses	(1,146)	—	(20)	(1,166)	(1,025)	—	(4)	(1,029)
Regulatory fine income	36	—	—	36	35	—	—	35

Liquidity Payments. For the year ended December 31, 2006, NYSE Euronext incurred liquidity payments of $265 million. The operations of NYSE Arca represented $256 million with the remaining $9 million reflecting a specialist rebate for NYSE listed stocks implemented effective December 1, 2006. NYSE Euronext did not incur any similar expenses in the comparable period in 2005.

Routing and Clearing. For the year ended December 31, 2006, NYSE Euronext incurred routing and clearing fees of $74 million, including $66 million from the operations of NYSE Arca. NYSE Euronext did not incur any similar expenses in the comparable period in 2005. Additionally, commencing in the fourth quarter of 2005, the NYSE was charged for trades routed out to other exchanges via the Intermarket Trading System.

Other Operating Expenses. The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

•

Merger expenses and exit costs. For the year ended December 31, 2006, NYSE Euronext incurred $54 million in merger expenses and exit costs consisting of (i) $35 million in severance, curtailment losses and related benefits provided in connection with workforce reductions (including approximately 480 employees), (ii) $3 million of depreciation expense related to the acceleration of certain fixed asset useful lives and (iii) $16 million of professional fees and other expenses incurred in connection with both the integration of the Archipelago businesses and the pending combination with Euronext. For the year ended December 31, 2005, NYSE Euronext incurred $26 million in expenses related to the merger with Archipelago.

•

Compensation. For the year ended December 31, 2006, compared to the year ended December 31, 2005, compensation increased $42 million, or 8%. The employees of NYSE Arca accounted for $44 million of compensation for the year ended December 31, 2006. Additionally, on March 7, 2006, in connection with the completion of the merger between NYSE and Archipelago, a $35 million charge was recorded following the immediate vesting of certain restricted stock units granted to NYSE employees. Excluding the impact of both NYSE Arca’s consolidation and stock based compensation charges recorded during the year ended December 31, 2006, compensation decreased by $36 million primarily due to cost savings initiatives. NYSE Euronext did not record any stock based compensation in the same period a year ago.

•

Systems and communications. For the year ended December 31, 2006, compared to the year ended December 31, 2005, systems and communications decreased $4 million, or 3%. For the year ended December 31, 2006, the operations of NYSE Arca accounted for $20 million of systems and communications expenses. Excluding the operations of NYSE Arca, systems and communications expenses decreased by 19% to $100 million due to structural cost effectiveness efforts.

•

Professional Services. For the year ended December 31, 2006, compared to the year ended December 31, 2005, professional services decreased $12 million or 10%, despite the operations of NYSE Arca adding $12 million of the $110 million of professional services. The decrease was primarily due to reduced legal fees and the achievement of certain integration synergies.

•

Depreciation and amortization. For the year ended December 31, 2006, compared to the year ended December 31, 2005, depreciation and amortization increased $33 million, or 32%. The operations of NYSE Arca represented $30 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $3 million increase was associated with recent capital expenditures on technology and infrastructure.

•

Occupancy. For the year ended December 31, 2006, compared to the year ended December 31, 2005, occupancy costs increased $15 million or 21%, which was primarily the result of the consolidation of NYSE Arca’s operations following the completion of the March 7, 2006 merger with Archipelago.

•

Marketing and other. For the year ended December 31, 2006, compared to the year ended December 31, 2005, marketing and other expenses increased $35 million, or 51%. The operations of NYSE Arca accounted for $16 million of the increase following the March 7, 2006 merger with Archipelago. The remaining $19 million increase was primarily a result of discretionary advertising and promotion activities, as well as higher insurance premiums and additional expenses incurred as a public company.

Regulatory Fine Income. For the year ended December 31, 2006, compared to the year ended December 31, 2005, regulatory fine income increased $1 million to $36 million. Regulatory fines result from actions taken by NYSE Regulation in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. Regulatory fine income will decrease in future periods as a result of the creation of FINRA.

Interest Expense

For the year ended December 31, 2006, interest expense solely represented the financing component of capital leases entered into by NYSE Euronext.

Interest and Investment Income

Interest and investment income increased as result of an increase in the average interest bearing investment portfolio and higher interest rates.

Gain on Sale of Equity Investment

For the year ended December 31, 2006, NYSE Euronext recorded a $21 million gain on the sale of shares of DTCC common stock. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the March 7, 2006 merger of NYSE and Archipelago.

Other Income

For the year ended December 31, 2006, other income of $33 million primarily reflected a one-time payment from certain subsidiaries of DTCC in connection with the termination of certain service agreements, and the receipt of insurance reimbursements. Insurance claims are contingent on various factors and accordingly may vary.

Minority Interest

For the year ended December 31, 2006, NYSE Euronext recorded minority interest until November 1, 2006 when it purchased the one-third ownership stake in SIAC previously held by Amex.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2006 and 2005 was 36.7% and 53.0%, respectively. The 2005 effective tax rate was significantly higher than the standard rate due to non-deductible expenses for litigation incurred in connection with the Archipelago acquisition. The 2006 effective tax rate was lower than the statutory rate primarily as a result of federal and state tax credits.

Liquidity and Capital Resources

NYSE Euronext’s financial policy aims to finance the growth of its business, remunerate stockholders and ensure financial flexibility, while maintaining strong creditworthiness and liquidity. NYSE Euronext’s primary sources of liquidity are cash flows from operating activities, current assets and existing bank facilities, and its liquidity requirements are for working capital, capital expenditures and general corporate use.

Cash flows from operating activities

For the year ended December 31, 2007, net cash provided by operating activities was $705 million, representing net income of $643 million, depreciation and amortization of $278 million, partially offset by an increase of $199 million in accounts payable, accrued expenses and Section 31 fees payable and an increase of $75 million in deferred income tax. Capital expenditures for the period were $182 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2007, NYSE Euronext did not have a significant restricted cash balance.

Liquid funds and financial indebtedness

As of December 31, 2007, NYSE Euronext had approximately $2.7 billion in debt outstanding and $1.4 billion of liquid funds, resulting in $1.3 billion in net indebtedness. Net indebtedness is defined as outstanding debt less liquid funds. Liquid funds are defined as current assets readily convertible into cash (cash and cash equivalents, current investments and securities purchased under agreements to resell) less cash held for payment of Section 31 fees to the SEC.

Liquid funds and net indebtedness were as follows:

	December 31,
Dollars in millions	2007	2006
Cash and cash equivalents	$964	$278
Current investments	559	681
Securities purchased under agreements to resell	9	20
Section 31 fees payable	(169)	(251)

Liquid funds	1,363	728

Short term debt	2,192	—
Long term debt	521	—
Total debt	2,713	—

Net indebtedness	$1,350	$(728)

Liquid funds are managed as a global treasury portfolio of cash equivalents and investments into non-speculative financial instruments, readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

As of December 31, 2007, NYSE Euronext’s main debt instruments were as follows:

Dollars in millions	Principal amount as of December 31, 2007	Maturity
Commercial paper issued under the global commercial paper program	$2,157	From January 2, 2008 until May 2, 2008
Bond in sterling	£250 ($494)	June 16, 2009
Bank loans	€36 ($52)	From February 15, 2008 until February 19, 2012

The £250 million ($494 million) fixed rate bonds were issued in 2004 to refinance the acquisition of Liffe by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. As of December 31, 2007, taking into account this swap, the effective interest rate on the bonds was 6.7%. The bonds mature in June 2009 and do not provide for early redemption.

In April 2007, NYSE Euronext issued dollar and euro-denominated commercial paper under a $3.0 billion global commercial paper program in order to refinance a bridge facility used to fund the cash portion of the consideration offered to Euronext shareholders in the combination. As of December 31, 2007, NYSE Euronext had $2.2 billion of debt outstanding at an average interest rate of 4.7% under this commercial paper program. The interest rate paid by NYSE Euronext on its commercial paper does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these short term interest rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext. The terms of NYSE Euronext’s commercial paper program do not contain any financial covenants or material customary provision that could result in early redemption. On April 4, 2007, NYSE Euronext entered into a $3.0 billion syndicated revolving bank facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and includes a $1.0 billion 364-day tranche maturing on April 2, 2008, which we intend to renew, and a $2.0 billion 5-year tranche maturing on April 4, 2012.

On August 4, 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($438 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of December 31, 2007, NYSE Euronext had two committed bank credit facilities totaling $3.4 billion, with no amount outstanding under any of these facilities. These credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

Liquidity risk

NYSE Euronext believes that its creditworthiness provides access to a large range of debt products, including bank facilities and publicly and privately issued long- and short-term debt. As at December 31, 2007, NYSE Euronext’s long-term issuer ratings assigned by Standard & Poor’s and Moody’s were AA and A1, respectively.

Because commercial paper’s new issues generally fund the retirement of old issues, NYSE Euronext is exposed to the rollover risk of not being able to issue new commercial paper. Since NYSE Euronext started to issue commercial paper in April 2007, NYSE Euronext has not experienced any difficulty in rolling its U.S. dollar or euro-denominated commercial paper issues. In order to mitigate the rollover risk, NYSE Euronext maintains undrawn backstop bank facilities for an aggregate amount exceeding at any time the amount issued under its commercial paper program. In case it would not be able to issue new commercial paper, NYSE Euronext would immediately draw on these backstop facilities.

NYSE Euronext believes that existing cash balances and financing arrangements, along with future cash flows from operations, are sufficient to meet the anticipated needs of its current operations and its debt obligations for a period of at least twelve months from December 31, 2007. If existing cash balances are insufficient to meet the anticipated needs of its current operations, NYSE Euronext intends to seek additional financing. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

Summary Disclosures About Contractual Obligations

The table below summarizes the NYSE Euronext’s debt and future minimum lease obligations on its operating and capital leases as of December 31, 2007:

Dollars in millions	Payments due by year
	Total	2008	2009	2010	2011	2012	Thereafter
Debt	$2,713	$2,192	$504	$6	$6	$5	$—
Operating lease obligations	522	83	67	56	43	42	231
Capital lease obligations(1)	8	7	1	—	—	—	—

Total	$3,243	$2,282	$572	$62	$49	$47	$231

(1)	The capital lease payments also include interest payable of approximately $1.0 million.

NYSE Euronext also has obligations related to the unrecognized tax positions, deferred compensation and other post-retirement benefits. The date of payment under these obligations cannot be determined. See notes 9, 12 and 14 to the consolidated financial statements.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting policies reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

Listing fees consist of original listing fees paid by issuers to list securities on the various cash markets, annual fees paid by companies whose financial instruments are listed on the cash markets, and fees related to other corporate actions (including stock splits, sales of additional securities and mergers and acquisitions). Original listing fees are assessed primarily based on the number of shares that the issuer initially lists. Original listing fees are recognized on a straight-line basis over estimated service periods ranging from 5 to 10 years. Annual listing fees are recognized on a pro rata basis over the calendar year. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. Goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of a reporting unit, which is a component one level below NYSE Euronext’s two reportable segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Intangible assets are amortized on a straight-line basis over their estimated useful lives. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate internal projections of expected future cash flows and operating plans.

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

NYSE Euronext is subject to numerous domestic and foreign jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Euronext’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Euronext’s financial position or results of operations.

On January 1, 2007, NYSE Euronext adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“FIN 48”). FIN 48 requires that NYSE Euronext determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition criteria, the position is measured to determine the amount of benefit to be recognized in the financial statements.

Pension and Other Post-Retirement Employee Benefits

NYSE Euronext adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), on December 31, 2006. SFAS 158 requires plan sponsors of defined benefit pension and other post-retirement benefit plans (collectively “benefit plans”) to recognize the funded status of their benefit plans in the statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position, and provide additional disclosures.

Pension and Other Post-Employment Benefits (OPEB) costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other post-retirement obligations and future expense.

Hedging Activities

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

New Accounting Pronouncements

The FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. NYSE Euronext is currently assessing the potential impact that the implementation of SFAS 157 will have on its financial statements, if any.

The FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”—including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. NYSE Euronext is currently assessing the potential impact that the implementation of SFAS 159 will have on its financial statements, if any.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), requires the acquiring entity in a business combination to: (1) recognize all assets acquired and liabilities assumed generally at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling (minority) interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for NYSE Euronext for any acquisitions occurring in 2009 and years thereafter. NYSE Euronext is currently assessing the potential impact that the implementation of SFAS 141(R) will have on its financial statements, if any.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. SFAS No. 160 also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity. SFAS 160 is effective for NYSE Euronext beginning January 1, 2009. NYSE Euronext is currently assessing the potential impact that the implementation of SFAS 160 will have on its financial statements, if any.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS OF EURONEXT (2005 AND 2006)

The following discussion and analysis should be read in conjunction with Euronext’s audited consolidated financial statements as of and for the years ended December 31, 2006 and 2005 included in this document. Euronext’s consolidated financial statements have been prepared in accordance with IFRS as adopted by the European Union. IFRS differ in certain material respects from U.S. GAAP. For a discussion of certain material differences between IFRS and U.S. GAAPs, see “—Summary of Differences between IFRS and U.S. GAAP” below and the related notes in Euronext’s consolidated financial statements.

Overview

Since it was founded in 2000, Euronext has been committed to promoting the integration and consolidation of Europe’s capital markets and increasing the efficiency of cross-border trading. In pursuit of that objective, Euronext has pursued opportunities to consolidate and integrate its markets, most notably through the adoption of a harmonized rulebook and the integration of Euronext’s trading platforms through a four-year migration plan that was completed in 2004. These efforts, combined with Euronext’s efforts to streamline its organizational structure to create a cross-border, business-oriented organization based on strategic business units, have allowed Euronext to reduce operating costs and to eliminate redundancies.

As a result of good performance by both trading and information services activities, as well as Euronext’s continued efforts to keep operating costs under strict control, net income increased from €240.0 million in 2005 to €361.8 million in 2006. The changes in net income during the period under review primarily reflected changes in profit from operations, which increased from €318.5 million in 2005 to €409.0 million in 2006. Over the period, Euronext’s profit from operations increased as a percentage of revenues from 33.1% in 2005 to 37.1% in 2006.

Sources of Revenue and Principal Expense Items

Operating revenues

Cash trading

Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Paris and Lisbon. For historical reasons relating to Euronext’s prior ownership of Clearnet, part of the trading fee consists of a commission paid by LCH.Clearnet to Euronext as a retrocession. These payments were recorded by Euronext as part of its cash trading revenues in 2006 and 2005.

Euronext has implemented a harmonized fee structure for its cash trading activity, which was most recently updated in February 2005. Under this fee structure:

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

The retrocession for cash trading activity from LCH.Clearnet is based, in the case of Euronext Paris, on a fixed amount per trade from each side of the transaction plus a variable amount that is based on a percentage of the value of the trades cleared. The retrocession for each of Euronext Amsterdam, Brussels and Lisbon is based on a flat percentage (which varies by exchange) of clearing fees collected by LCH.Clearnet in respect of trades on such exchange’s cash market. The fee amounts are determined under the clearing agreement between LCH.Clearnet and Euronext’s continental European exchanges, and increased on an annual basis in 2005 and 2006.

Revenue from cash trading in any given period depends primarily on the number of trades executed on Euronext and the average price per trade charged for their execution. The level of trading activity is heavily influenced by general market conditions. Other factors may include the number and financial health of companies listed on Euronext’s cash markets, and general competitive conditions.

Listing fees

Listing fees comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in IPOs and tender offers. Revenues from listing fees primarily relate to shares.

Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees based on market capitalization to list their securities. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies are charged admission and annual fees on a similar basis but are subject to lower maximum admission fees and annual fees. Euronext Paris also charges centralization fees for collecting and allocating retail investor orders in IPOs and tender offers. Listing fees are recognized upfront except for annual fees, which are recognized ratably throughout the year.

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

Euronext has recorded retrocession fees from LCH.Clearnet in respect of trades executed on Euronext’s continental derivatives markets under derivatives trading revenues in 2006 and 2005. Retrocession fees for derivatives trading were eliminated at the end of 2006. As of January 1, 2007, Euronext no longer receives retrocession fees from LCH.Clearnet in respect of trades executed on Euronext’s continental derivatives markets.

Liffe’s fee grid varies by type of contract and by type of member. With respect to the various contracts available through Liffe, fees are charged as follows:

•	Individual equity options: a flat fee per lot is charged in all Liffe business centers, except in Amsterdam (where the fees are capped).

•	Individual equity futures: this type of contract is available in Lisbon and London, in respect of which a flat fee is charged per lot.

•	Index products: fees for these products are based on a flat fee per contract, and are capped in Amsterdam above a certain level.

•

Bclear: this is one of three services for wholesale equity derivatives that Euronext launched in 2005. Nearly all equity derivative contracts listed in our five centers and more than 300 underlyings listed in other non-Euronext markets are listed on Bclear. The Bclear fee structure is based on a per lot fee per side up to a fee cap.

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

MTS fixed income

In November 2005, Euronext acquired 51.0% of a joint venture entity, MBE Holding, which owned 60.37% of the voting shares of MTS. Euronext proportionally consolidated MTS in 2006 and for only one month in 2005, recording proportionally consolidated revenues from MTS of €1.4 million.

Revenues from MTS are derived from membership fees, transaction fees and post trading fees for the execution of trades of cash and money market products. MTS implemented a new fee structure in January 2005 with the following principal characteristics:

•

For the trading of cash products on its main markets (MTS Italy, EuroMTS and MTS Deutschland), MTS charges a per-trade fee calculated on a sliding scale based on annual volume. Under the new fee structure, membership fees for market makers are waived.

•	For the trading of money market products, MTS charges a per-trade fee calculated on a sliding scale based on annual volume.

•	For trading on BondVision, MTS charges a per-trade fee calculated on a sliding scale based on annual volume.

•	Post-trading fees are calculated on the number of settlement messages.

Revenue from MTS in any given period depends primarily on the number of trades executed on its platform and the average price per trade charged for their execution. The level of trading activity is heavily influenced by general market conditions (volatility levels in the bond markets and interest rate levels) and thus outside of Euronext’s control.

Settlement and custody

Revenue from settlement and custody currently consists of fees for settling securities trades and fees for associated custodial services relating to securities traded in Euronext’s cash markets in Portugal, which are generated by Interbolsa. During the fiscal years up to December 31, 2005, these fees also included settlement and custody fees generated by Euronext’s cash markets in Brussels, which were generated by CIK (Belgium) which was sold to Euroclear in 2006. Settlement and custody fees vary by market, and are charged on a per-trade basis for settlement fees and on a fee based on the market value of the securities in question for custody services.

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

Salaries and employee benefits

Salaries and employee benefits consist primarily of employee salaries and bonuses, compulsory social security contributions with respect to employees and pension expenses. This line item includes stock option expense recorded under IFRS 2.

Depreciation

Depreciation consists of depreciation of tangible fixed assets and intangible fixed assets (excluding goodwill) as well as write-offs on intangible assets.

Goodwill amortization

Starting January 1, 2005, Euronext no longer amortizes goodwill. From January 1, 2005, goodwill is assessed periodically for impairment.

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

Office, telecom and consultancy

Office, telecom and consultancy costs consist primarily of travel expenses, telecommunications expenses, fees for insurance and information services, third-party contracting fees and fees paid to consultants (other than information technology consultants), attorneys and accountants.

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

Listing fees

Listing revenues decreased 12% from €63.1 million in 2005 to €55.6 million in 2006. The decrease was notwithstanding a very active primary market in 2006 and resulted from the existence of very large IPOs in 2005 (EDF and GDF in particular). There were 142 new listings on Euronext markets in 2006 as compared to 78 in 2005; due to the larger aggregate size of the new listings in 2005, however, admission and public offer fees decreased by 14.7% to €42.3 million. Of the new listings in 2006, 57 were listed on NYSE Alternext, which was rolled out during the year to Brussels and Amsterdam. Annual fees fell by 2% to €13.4 million in 2006, reflecting delistings or mergers during the year. At the end of 2006, 1,210 companies were listed on Euronext, representing a market capitalization of 2,812 billion euros.

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

Trading revenues from interest rate products amounted to €235.8 million in 2006, a 21.9% increase over 2005. The increase was due to an 18.7% increase in the number of contracts traded to 412.2 million, itself due to higher volatility induced by on going speculation over interest rate trends (and in particular interest rate decisions of the European and UK central banks), and to a slight increase (from 56 to 57 cents) in the average fee per contract, itself resulting in part from the fact that the Euro dollar contract, which negatively affected results in 2005, was not offered in 2006.

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

MTS fixed income

Euronext’s share of MTS’ revenues amounted to €24 million in 2006. The corresponding revenues in 2005 during which MTS was proportionately consolidated for one month, were €1.4 million. On a comparable basis and for informational purposes only, MTS fixed income revenues increased by 2.4% from 2005 to 2006.

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

Sale of software

The 5.4% decrease in revenue from the sale of software from €195.2 million in 2005 to €184.6 million in 2006 is due to the transfer of Liffe Market Solutions to AEMS in July 2005; accordingly, 2006 revenues consist solely of GL TRADE’s revenues and no longer of revenues from the licensing of LIFFE CONNECT®. GL TRADE’s revenues increased by 3% from 2005 to 2006, due in particular to acquisitions and organic growth in Asia, Eastern Europe and the US, mitigated by contract terminations in Europe.

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

Creation of AEMS

On July 22, 2005, Euronext formed AEMS as a continuation and expansion of its existing AtosEuronext relationship with Atos Origin. The main assets Euronext contributed were the activities of Liffe Market Solutions, the information technology division of its derivatives trading business Liffe (including Euronext’s proprietary LIFFE CONNECT® electronic trading system), and its 50% stake in AtosEuronext. Atos Origin contributed its own 50% share in AtosEuronext, plus other major assets from market-related businesses, including middle- and back-office solutions, and its 51% stake in the connectivity platform Bourse Connect.

The transfer of the activities of Liffe Market Solutions to AEMS led to a significant reduction in Euronext’s salaries and employee benefit costs, consultancy expenses, other office, telecom and consultancy costs and depreciation charges, and a parallel increase in IT expenses, which now include all IT expenses related to Liffe. The transfer of Liffe Market Solutions to AEMS represented in the aggregate a €9.9 million reduction in costs from 2005 to 2006.

Other changes

As noted elsewhere, Euronext acquired MTS in November 2005 through a joint-venture entity with Borsa Italiana, acquired 100% of Company News in March 2006 and sold CIK effective January 1, 2006. In the aggregate, newly-consolidated MTS and Company News added €20.4 million and €3.0 million in costs, respectively, for 2006, and the sale of CIK reduced costs by €17.4 million in such period.

Salaries and employee benefits

Staff costs increased by 4% from €264.4 million to €275.4 million in 2006. The increase resulted from the combination of the various changes in scope of consolidation (transfer to AEMS in July 2005, sale of CIK, acquisition of both MTS and Company News) and performance-related compensation such as bonuses, which increased in line with the increased operating and net income of Euronext, and higher incentive plan costs resulting from a sharp increase in Euronext’s share price over the year.

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

Office, telecom and consultancy

Office, telecom and consultancy expense increased 31.7% to €130.1 million in 2006. This increase resulted primarily from the incurrence of €47.6 million of costs relating to corporate transactions, in particular in connection with the NYSE Group/Euronext business combination transaction. While substantial corporate transaction costs had been incurred in 2005, relating in particular to the proposed transaction with the London Stock Exchange, the 2006 costs were considerably higher. These additional costs more than offset the reductions resulting from the transfer of Liffe Market Solutions to AEMS and the sale of CIK (€5.4 million and €1.5 million, respectively).

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

Other expenses

Other costs decreased 3% to €24.3 million in 2006. This principal reason for the decrease was a €2.9 million reduction in VAT resulting from the transfer of Liffe Market Solutions to AEMS, as well as a €1.2 million reduction in professional fees, which offset the additional costs induced by the inclusion of MTS and Company news.

Segment Operating Profit

The following table provides information concerning segment operating profit on a euro basis and as a percentage of segment revenues for the periods indicated.

	Year ended December 31,
	2006		2005
	In thousands of euros	% of segment revenue	In thousands of euros	% of segment revenue
Cash Trading	€171,260	57.5%	€92,790	40.8%
Listing	30,384	54.5%	41,543	65.7%
Derivatives Trading	189,397	46.1%	130,621	35.5%
MTS Fixed Income	7,738	25.6%	(113)	—
Information Services	43,423	53.0%	32,294	47.8%
Settlement and Custody	9,740	66.0%	18,605	45.3%
Sales of Software	31,075	16.8%	27,220	15.2%
Holding & Unallocated(1)	(74,009)	—	(24,482)	—

Profit from Operations	€409,008	37.1%	€318,478	33.1%

(1)	Holding & Unallocated includes central office charges at the Euronext level as well as corporate transaction costs. Revenues for this segment consist of “Other income,” as described above.

Euronext’s operating profit increased as a percentage of revenues from 33.1% in 2005 to 37.1% in 2006 in spite of the substantial one-off expenses incurred in relation to corporate transactions as noted above. The substantial increases in the operating profit margins of the cash trading and derivatives trading segments resulted both from buoyant trading conditions and strict cost control, with both segments recording lower expenses. Information services continued its growth while listing declined due to the 2005 base effect (two exceptionally large transactions). Finally, Sale of software margin started to recover in 2006.

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

Sources of Funds

Euronext’s principal sources of liquidity are cash and cash equivalents on hand, short-term financial investments and cash flow from operating activities. At December 31, 2006, Euronext had cash and cash equivalents of €416.3 million and short-term financial investments of €168.2 million; these amounts were respectively €429.5 million and €265.1 million at December 31, 2005. As at December 31, 2006, Euronext’s net assets classified as held for sale amounted to €456.6 million (€506.3 million in assets and €49.7 million in liabilities), relating almost entirely to ordinary shares and redeemable, convertible preference shares in LCH.Clearnet that are expected to be repurchased or redeemed by LCH.Clearnet under an agreement with Euronext. At December 31, 2005, Euronext’s net asset classified as held for amounted to €10.6 million. Euronext generated positive cash flows from operating activities of €315.5 million in 2006 compared to €259.5 million in 2005.

Euronext believes that it is well positioned to access the bank lending and capital markets in the event it would require additional financing. Standard & Poor’s and Moody’s have assigned ratings of “AA” and “Aa3,” respectively, to Euronext. In 2004, Euronext issued £250 million 5.125% fixed-rate bonds that mature on June 16, 2009. This issuance refinanced the syndicated bank loan that Euronext had contracted in 2001 to finance its acquisition of Liffe. In 2006, Euronext obtained a 5-year multi-currency €300 million revolving credit facility for general corporate purposes, of which €86.4 million was drawn down at December 31, 2006. In addition, GL TRADE has contracted bank facilities for an outstanding amount of €16 million at December 31, 2006 (€9 million maturing in June 2009 and €7 million maturing in August 2011).

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

Contractual Obligations

Euronext has various contractual obligations arising from its operations. These obligations are more fully described in this document under various headings under Part II, Item 7, “Management’s Discussion and Analysis of Results of Operations and Financial Condition of Euronext” as well as in the notes to Euronext’s consolidated financial statements. The following table lists the aggregate maturities of Euronext’s long-term debt and operating leases at December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 years	1 to 3 years	3 to 5 years	After 5 years
	(in thousands of euros)
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

In August 2006, GL TRADE acquired Nyfix overseas for $9 million. The acquisition price may be increased by up to $6 million, depending on Nyfix overseas’ revenues during the period from the acquisition to December 31, 2007.

In June 2006, Euronext, together with Atos Origin, granted an ordinary course unlimited parent guarantee to AEMS in respect of payments related to a building lease in the UK. Euronext estimates its total exposure under this guarantee at £11.5 million.

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

Summary of Differences between IFRS and U.S. GAAP

Euronext prepares its consolidated financial statements in accordance with IFRS, which differ in certain significant respects from U.S. GAAP. The principal differences between IFRS and U.S. GAAP as they relate to Euronext are discussed in Note 3.12 to Euronext’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005.

These notes include a reconciliation of net income and shareholders’ equity under IFRS to net income and shareholders’ equity under U.S. GAAP. The most significant items in reconciling Euronext’s net income and shareholders’ equity under IFRS and U.S. GAAP relate to impairment and amortization of goodwill and intangible assets, recognition of admission fees and sale of software revenues, accounting for derivatives and hedging instruments, deferred tax related to business combinations and employee benefits and stock-based compensation. Further information on such differences and adjustments is set forth in the notes to Euronext’s consolidated financial statements mentioned above.

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

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of December 31, 2007:

	December 31, 2007
(Dollars in millions)	Financial assets	Financial liabilities		Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$424	$195		$229	$(2.3)
Euro	620	2,018		(1,398)	(14.0)
Sterling	247	499	(4)	(252)	(2.5)
Fixed rate positions in
Dollar	18	—		18	(0.3)
Euro	—	—		—	—
Sterling		—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).
(3)	100 basis points parallel shift of yield curve.
(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond.

In order to hedge interest rate exposures, NYSE Euronext may enter into OTC interest rate derivative instruments, such as swaps, with counterparties that meet minimum creditworthiness and rating standards. At December 31, 2007, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($496 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to a cash flow risk on its floating rate positions. Because NYSE Euronext is a net borrower in euro and sterling, when interest rates in euro or sterling increase, NYSE Euronext’s net interest and investment income decreases. Based on December 31, 2007 positions, each 1% increase in euro and sterling rates would negatively impact annual income by $14.0 million and $2.5 million, respectively. Because NYSE Euronext is a net lender in dollars, when interest rates in dollars decrease, the net interest and investment income of NYSE Euronext decreases. Based on December 31, 2007 positions, each 1% decrease in dollar rates would negatively impact annual income by $2.3 million.

NYSE Euronext is exposed to a price risk on its fixed rate positions held in its investment portfolio. At December 31, 2007, fixed rate positions with an outstanding maturity or reset date falling in more than one year amounted to $18 million. A hypothetical shift of 1% of the interest rate curve would in aggregate impact the fair value of these positions by $0.3 million. More generally, the average duration of the $84 million current investments held in fixed income instruments was 0.47 year.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the year ended December 31, 2007 is presented by primary foreign currency in the following table:

	Year ended December 31, 2007
(Dollars in millions)	Euro	Sterling
Average rate in the period	$1.3710	$2.0015
Average rate in the same period one year before	$1.2558	$1.8436
Foreign denominated percentage of
Revenues	20%	13%
Operating expenses	17%	10%
Operating income	32%	27%
Impact of the currency fluctuations (1) on
Revenues	$71.4	$44.2
Operating expenses	47.1	24.6
Operating income	24.3	19.6

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2007 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below:

	December 31, 2007
(in millions)	Position in euros	Position in sterling
Assets	€5,421	£2,800
of which goodwill	1,407	1,211
Liabilities	2,618	711
of which borrowings	1,382	252

Net currency position	2,802	2,088

Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(409)	$(414)

At December 31, 2007, NYSE Euronext was exposed to net exposures in euro and sterling, respectively, for €2.8 billion ($4.1 billion) and £2.1 billion ($4.1 billion). The borrowings in euro and sterling, €1.4 billion ($2.0 billion) and £0.3 billion ($0.5 billion), respectively, constitute partial hedge of NYSE Euronext’s net investments in foreign entities. Based on December 31, 2007 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $409 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $414 million. For the year ended December 31, 2007, currency exchange rate differences had a positive impact of $434 million on NYSE Euronext’s consolidated equity.

Credit Risk

NYSE Euronext is exposed to credit risk in the event of a counterparty default. NYSE Euronext limits its exposure to credit risk by rigorously selecting the counterparties with which it makes investments and executes agreements. Credit risk is monitored by using exposure limits depending on ratings assigned by rating agencies as well as the nature and maturity of transactions. The investment portfolio objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments, well-capitalized financial institutions and other creditworthy counterparties. An ongoing review is performed to evaluate changes in the status of counterparties. In addition to the intrinsic creditworthiness of counterparties, NYSE Euronext’s policies prescribe the diversification of counterparties (banks, financial institutions, bond issuers and funds) so as to avoid a concentration of risk. Derivatives are negotiated with leading high-grade banks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of NYSE Euronext is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2007, management conducted an assessment of the effectiveness of NYSE Euronext’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that NYSE Euronext’s internal control over financial reporting as of December 31, 2007 was effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Euronext N.V., which was acquired in a purchase business combination between NYSE Group and Euronext N.V. on April 4, 2007. Euronext N.V. constituted $11,599 million of total consolidated assets and $1,411 million of total consolidated revenues as of and for the year ended December 31, 2007, respectively.

The effectiveness of NYSE Euronext’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NYSE Euronext:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NYSE Euronext and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Euronext N.V. from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded Euronext N.V. from our audit of internal control over financial reporting. Euronext N.V. is a subsidiary whose total assets and total revenues represent $11,599 million and $1,411 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 29, 2008

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In Millions, Except Per Share Data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$964	$278
Securities purchased under agreements to resell	9	20
Investments	559	681
Accounts receivable, net	566	335
Deferred income taxes	111	108
Other current assets	69	21

Total current assets	2,278	1,443
Property and equipment, net	576	378
Goodwill	5,014	536
Other intangible assets, net	7,226	584
Investment in associates	337	—
Deferred income taxes	390	366
Other assets	797	159

Total assets	$16,618	$3,466

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$843	$399
Section 31 fees payable	169	251
Deferred revenue	205	114
Short term debt	2,192	—
Deferred income taxes	53	42

Total current liabilities	3,462	806
Accrued employee benefits	312	355
Deferred revenue	349	322
Long term debt	521	—
Deferred income taxes	2,332	291
Other liabilities	27	23

Total liabilities	7,003	1,797
Minority interest	231	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 400 shares authorized, none issued	—	—
Common stock, $0.01 par value, 800 shares authorized; 267 and 158 shares issued; 265 and 156 shares outstanding	3	2
Common stock held in treasury, at cost: 2 and 2 shares	(67)	(66)
Additional paid-in capital	8,319	1,555
Retained earnings	637	183
Accumulated other comprehensive income (loss)	492	(5)

Total stockholders’ equity	9,384	1,669

Total liabilities and stockholders’ equity	$16,618	$3,466

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF INCOME

(In Millions, Except Per Share Data)

	Year Ended December 31,
	2007	2006	2005
Revenues:
Activity assessment	$556	$673	$595
Cash trading	1,575	645	146
Derivatives trading	661	31	—
Listing	385	356	343
Market data	371	223	178
Software and technology services	318	137	183
Regulatory	152	184	132
Other	140	127	56

Total revenues	4,158	2,376	1,633
Section 31 fees	(556)	(673)	(595)
Merger expenses and exit costs	(67)	(54)	(26)
Compensation	(724)	(558)	(516)
Liquidity payments	(729)	(265)	—
Routing and clearing	(222)	(74)	—
Systems and communication	(294)	(120)	(124)
Professional services	(123)	(110)	(122)
Depreciation and amortization	(252)	(136)	(103)
Occupancy	(127)	(85)	(70)
Marketing and other	(185)	(103)	(68)
Regulatory fine income	30	36	35

Operating income	909	234	44
Interest expense	(129)	(3)	(6)
Interest and investment income	69	44	42
Gain on sale of equity investment and businesses	33	21	—
Income from associates	10	—	—
Other income	29	33	11

Income before income tax provision and minority interest	921	329	91
Income tax provision	(253)	(121)	(48)
Minority interest in income of consolidated subsidiary	(25)	(3)	(2)

Net income	$643	$205	$41

Basic earnings per share	$2.72	$1.38	$0.35
Diluted earnings per share	$2.70	$1.36	$0.35

Basic weighted average shares outstanding	237	149 (a)	116 (a)
Diluted weighted average shares outstanding	238	150 (a)	116 (a)

(a)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In Millions)

		Common Stock
	Members’ Equity	Shares	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income
Balance as of December 31, 2004	$766	$—	$—	$—	$—	$—	$1	$767
Net income	41	—	—	—	—	—	—	41	$41
Other comprehensive income
Change in market value adjustments of ($2)							(3)	(3)	(3)
Change in minimum pension liability, net of taxes of ($3)							(6)	(6)	(6)

Comprehensive income	—	—	—	—	—	—			$32

Balance as of December 31, 2005	807	—	—	—	—	—	(8)	799
SAB 108 adjustment	—	—	—	—	—	7	—	7
Net income for the period from January 1 to March 7, 2006	29	—	—	—	—	—	—	29	29
Other comprehensive income, net of taxes of $1 for the period from January 1 to March 7, 2006	—	—	—	—	—	—	1	1	1
Members’ distribution	(410)	—	—	—	—	—	—	(410)
Members’ dividend	(96)	—	—	—	—	—	—	(96)
Exchange of NYSE membership interest	(330)	109	1	—	329	—	—	—
Merger with Archipelago	—	48	1	(66)	1,150	—	—	1,085
Employee stock transactions	—	1	—	—	76	—	—	76
Net income for the period from March 8 to December 31, 2006	—	—	—	—	—	176	—	176	176
Initial adoption of FAS 158, net of taxes of ($4)							(5)	(5)	—
Other comprehensive income
Change in market value adjustments, net of taxes of $2 from March 8 to December 31, 2006							3	3	3
Change in minimum pension liability, net of taxes of $3							4	4	4

Comprehensive income	—	—	—	—	—	—	—	—	$213

Balance as of December 31, 2006	$—	158	$2	$(66)	$1,555	$183	$(5)	$1,669
Merger with Euronext	—	107	1	—	6,644	—	—	6,645
Adoption of FIN 48		—	—	—	—	10	—	10
Employee stock transactions		2	—	—	120	—	—	120
Transactions in own shares		—	—	(1)	—	—	—	(1)
Net income	—	—	—	—	—	643		643	643
Dividends		—	—	—	—	(199)	—	(199)
Other comprehensive income
Foreign currency translation, after impact of net investment hedge of ($181) and related taxes of $67							434	434	434
Change in market value adjustments, net of taxes of ($10)							31	31	31
Employee benefit plan adjustments
Net gains (losses), net of taxes of ($21)							32	32	32
Prior service cost, net of taxes of ($3)							4	4	4
Amortization of prior service costs/gains (losses), net of taxes of $3							(4)	(4)	(4)

Comprehensive income									$1,140

Balance as of December 31, 2007	$—	267	$3	$(67)	$8,319	$637	$492	$9,384

The accompanying notes are an integral part of these consolidated financial statements.

Accumulated other comprehensive income/(loss) was as follows (in millions):

	December 31,
	2007	2006
Market value adjustments	$38	7
Foreign currency translation	434	—
Prior service costs/(credits) and net gains/(losses), net of amortization	20	(12)

	$492	$(5)

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Millions)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$643	$205	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278	136	103
Deferred income taxes	(75)	(17)	(1)
Deferred revenue amortization	(87)	(80)	(84)
Stock based compensation	31	53	—
Gain on sale of equity investment	(33)	(21)	—
Other non-cash items	51	17	4

Change in operating assets and liabilities:
Accounts receivable, net	32	(71)	(54)
Other assets	27	(54)	(19)
Accounts payable, accrued expenses and Section 31 fees payable	(199)	(53)	189
Deferred revenue	71	72	77
Accrued employee benefits	(34)	31	8

Net cash provided by operating activities	705	218	264

Cash flows from investing activities:
Euronext merger, net of cash acquired	(2,849)	—	—
Cash acquired in Archipelago merger	—	218	—
Sales of investments	8,100	10,851	8,848
Purchases of investments	(7,271)	(10,548)	(8,892)
Net sales (purchases) of securities purchased under agreements to resell	11	108	(73)
Purchases of property and equipment	(182)	(98)	(105)
Purchases of equity investments and businesses	(287)	(51)	—
Sales of equity investments, businesses and other investments	732	26	—
Other investing activities	(22)	—	—

Net cash (used in) provided by investing activities	(1,768)	506	(222)

Cash flows from financing activities:
Commercial paper borrowings, net	1,966	—	—
Dividends to shareholders	(199)	—	—
Purchase of treasury stock	(1)	—	—
Redemption of loans	(139)	—	—
Loans received	23	—	—
Distribution to former NYSE Members	—	(410)	—
Dividend to former NYSE Members	—	(96)	—
Employee stock transactions	57	25	—
Principal payment of capital lease obligations	(7)	(8)	(14)

Net cash provided by (used in) financing activities	1,700	(489)	(14)
Effects of exchange rate changes on cash and cash equivalents	49	—	—

Net increase in cash and cash equivalents	686	235	28
Cash and cash equivalents at beginning of year	278	43	15

Cash and cash equivalents at end of year	$964	$278	$43

Supplemental disclosures:
Cash paid for income taxes	$250	$126	$57
Cash paid for interest	122	3	5

Non-cash investing and financing activities:
Merger with Euronext	$6,600	—	—
Debt assumed as part of Euronext merger	494	—	—
Exchange of NYSE membership interest	—	$330	—
Merger with Archipelago	—	1,085	—
Capital lease obligations	—	5	$14

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”) and NYSE Arca, Inc. in the United States and the five European-based exchanges which compose Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives market in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incident to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of NYSE Euronext and all other entities in which NYSE Euronext has a controlling financial interest. When NYSE Euronext does not have a controlling financial interest in an entity but exercises significant influence over the entity’s operating and financial policies, such investment is accounted for using the equity method. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The business combination transaction between NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group as the business and accounting acquirer. As a result, the results of NYSE Group are the historical results of NYSE Euronext.

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are composed of cash and highly liquid investments with an original maturity of three months or less.

Revenue Recognition

Cash trading fees are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of the NYSE Euronext trading venues, and the fees vary, based on the size, type of trade that is consummated and trading venue. Both the NYSE and NYSE Arca earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. Cash trading fees are recognized as earned.

Derivative trading fees are paid by organizations based on their trading activity. Fees are assessed on a fixed per-contract basis for the (i) execution of trades of derivative contracts on Euronext’s derivative markets in London, Paris, Amsterdam, Brussels and Lisbon, and (ii) execution of options contracts traded on NYSE Arca. Derivative trading fees are recognized as earned.

Listing fees consist of original listing fees paid by issuers to list securities on the various cash markets, annual fees paid by companies whose financial instruments are listed on the cash markets, and fees related to other corporate actions (including stock splits, sales of additional securities and merger and acquisitions). Original listing fees are assessed primarily based on the number of shares that the issuer initially lists. Original listing fees are recognized on a straight-line basis over estimated service periods ranging from 5 to 10 years. Annual listing fees are recognized on a pro rata basis over the calendar year. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

In the US, NYSE Euronext collects market data revenues principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of and administration costs) are distributed to participating markets on the basis of the Regulation NMS formula. In Europe, Euronext charges a variety of users, primarily end-users, for the use of Euronext’s real-time market services. Euronext also collects annual license fees from vendors for the right to distribute Euronext data to third parties and a service fee from vendors for direct connection to market data. These fees are recognized as services are rendered.

Software and technology services mainly consist of (a) license fees received from securities exchanges and other financial institutions for software that Euronext, primarily through its GL Trade subsidiary, develops internally or licenses, and (b) sales of software and technology by NYSE TransactTools. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.

Regulatory fees are comprised of member firm regulation fees and market surveillance fees collected by NYSE Group. Member firm regulation fees are based on member organizations’ gross revenues, as reported in their FOCUS filing with the NYSE, and assessed on a six-month lag. Market surveillance fees are charged to specialists and floor brokers to recover some of the costs of overseeing trading on the NYSE floor. These fees are recognized ratably over the period to which they apply.

Other revenues consist of license fees, facility and other fees provided to specialists, brokers and clerks physically located on the NYSE floor that enable them to engage in the purchase and sale of securities on the trading floor and clearance and settlement activities derived from Euronext businesses. License fees are recognized on a pro-rata basis over the calendar year. All other fees are recognized when services are rendered.

Currency Translation

Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange throughout the year. NYSE Euronext seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency-denominated debt.

Hedging Activity

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives Instruments and Hedging Activities.” SFAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the consolidated statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from instruments designated as net investment hedges are classified as financing activities.

Investments

NYSE Euronext’s short term financial investments generally are classified as available-for-sale securities and are carried at fair value as of trade date with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income on debt securities, bank deposits and other interest rate investments, including amortization of premiums and accretion of discounts, is accrued and recognized over the life of the investment. The specific identification method is used to determine realized gains and losses on sales of investments, which are reported in interest and investment income in the consolidated statements of income.

NYSE Euronext regularly reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding impairment is charged to earnings.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Euronext’s accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectibility of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, NYSE Euronext records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected.

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Euronext’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in millions):

	Year Ended December 31,
	2007	2006
Beginning balance	$13	$8
Additions
Charges to income	5	5
Euronext merger	1	—
Archipelago merger	—	1
Write-offs	(4)	(1)

Ending balance	$15	$13

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of assets is provided using the straight-line method of depreciation over the estimated useful lives of the assets, which generally range from 2 to 15 years. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets, whichever is shorter. Gains or losses related to retirements or disposition of fixed assets are recognized in the period incurred.

NYSE Euronext accounts for software development costs under AICPA Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and other related guidance. NYSE Euronext expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, generally three years.

Expenditures for repairs and maintenance are charged to operations in the period incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are removed from the accounts upon disposal and any gain or loss is reflected in operations.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. Goodwill is tested at least annually for impairment. An impairment loss is triggered if the estimated fair value of a reporting unit, which is a component one level below NYSE Euronext’s two reportable segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value.

Intangible assets are amortized on a straight-line basis over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment would be performed and lives of intangible assets with determinable lives would be adjusted. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated undiscounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

The annual evaluation for impairment of goodwill and indefinite-lived intangibles is based on valuation models that incorporate internal projections of expected future cash flows and operating plans.

Activity Assessment Fees and Section 31 Fees

NYSE Euronext pays SEC fees pursuant to Section 31 of the Exchange Act for transactions executed on the US exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Euronext, in turn, collects activity assessment fees from member organizations clearing or settling trades on the NYSE and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Euronext’s net income.

Accrued Employee Benefits

NYSE Euronext adopted SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132R” (“SFAS 158”), on December 31, 2006. SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) to recognize the funded status of their benefit plans in the consolidated statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated statement of financial position, and provide additional disclosures.

Pension and Other Post-Employment Benefits (OPEB) costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other postretirement obligations and future expense.

Stock-Based Compensation

NYSE Euronext accounts for stock based compensation in accordance with SFAS 123R, “Share-Based Payment,” which requires that the cost of employee services received in exchange for a share-based award be generally measured based on the grant-date fair value of the award and amortized over the relevant service period on a graded basis. NYSE Euronext estimates an expected forfeiture rate while recognizing the expense associated with these awards.

Comprehensive Income

Other comprehensive income includes changes in unrealized gains and losses on financial instruments classified as available-for-sale, foreign currency translation adjustments and amortization of the difference in the projected benefit obligation and the accumulated benefit obligation associated with benefit plan liabilities, net of tax.

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

NYSE Euronext is subject to numerous domestic and foreign jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Euronext’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Euronext’s financial position or results of operations.

On January 1, 2007, NYSE Euronext adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 requires that NYSE Euronext determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition criteria, the position is measured to determine the amount of benefit to be recognized in the financial statements.

New Accounting Pronouncements

The FASB issued SFAS No. 157, Fair Value Measurements, which clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS No. 157, fair value measurements are not adjusted for transaction costs. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of the fair value measures on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the potential impact that the implementation of SFAS 157 will have on our financial statements, if any.

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

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)), requires the acquiring entity in a business combination to (1) recognize all assets acquired and liabilities assumed generally at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling (minority) interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for NYSE Euronext for any acquisitions occurring in 2009 and years thereafter. NYSE Euronext is currently assessing the potential impact that the implementation of SFAS 141(R) will have on its financial statements, if any.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160), which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. SFAS No. 160 also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity. SFAS 160 is effective for NYSE Euronext beginning January 1, 2009. NYSE Euronext is currently assessing the potential impact that the implementation of SFAS 160 will have on its financial statements, if any.

Note 3—Acquisitions

Euronext

On April 4, 2007, NYSE Group and Euronext combined their businesses under NYSE Euronext, a holding company formed for that purpose. On that date, NYSE Group became a wholly owned subsidiary of NYSE Euronext.

Also on April 4, 2007, NYSE Euronext acquired 91.4% of the share capital and 92.2% of the voting rights of Euronext through an exchange offer in which NYSE Euronext, through its indirect wholly owned subsidiary NYSE Euronext (Holding) N.V. (“NYSE Euronext (Holding)”), offered to acquire all of the outstanding shares of Euronext for €21.32 ($28.54) in cash and 0.98 of a share of NYSE Euronext common stock.

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

The price proposed in the writ of summons is €94.05 per share. This amount is equal to the cash equivalent of the standard offer consideration on April 4, 2007, the date on which the settlement and delivery of the Euronext shares tendered in the initial exchange offer period occurred and NYSE Euronext common stock began trading (with a closing price on that day of €74.21 on Euronext Paris (0.98 x €74.21 + €21.32 = €94.05)). The defendants listed in the writ of summons are all the remaining shareholders of Euronext other than the plaintiffs. On July 5, 2007, Stichting Option Plan SBF, Wijs & Van Oostveen B.V., the Trafalgar Catalyst Fund and the Trafalgar Volatility Fund appeared in the Enterprise Chamber of the Amsterdam Court of Appeals in the Netherlands. Stichting Option Plan SBF and Wijs & Van Oostveen B.V. have refrained from raising any substantive defense. Trafalgar submitted a written statement of defense on November 1, 2007.

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

Under the purchase method of accounting, total merger consideration paid to Euronext shareholders in the exchange offer for outstanding shares of Euronext was approximately $9.8 billion. We anticipate that the additional purchase price for the shares to be acquired through the compulsory acquisition procedure will be approximately $0.4 billion. The results of Euronext have been included in the consolidated results of operations since April 4, 2007.

The following is a summary of the purchase price in the Euronext combination (in millions, except per share data):

Euronext shares tendered	109 shares
Times	0.98	(a)
Times	$61.70	(b)

Equity component	$6,600
plus:
Euronext shares tendered	109 shares
Times	$28.54	(a)

Cash component	$3,115

Acquisition costs	$73
Fair value of stock, equity awards and other instruments	$60

Total purchase price	$9,848

(a)	Each tendered Euronext share was exchanged into 0.98 of a share of NYSE Euronext common stock and €21.32 ($28.54) in cash.

(b)	Corresponding to the average closing stock price of NYSE Group common stock for the five-day period beginning two days before and ending after June 1, 2006 (the date the combination was agreed to and announced).

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Euronext net assets as of the combination date as follows (in millions):

Historical equity of Euronext	$2,228
Elimination of Euronext’s historical goodwill and intangibles	(1,066)
Fair value of identifiable intangible assets:
National securities exchange registrations	5,377
Customer relationships	805
Trade names and other intangibles	185
Fair value adjustment of property and equipment (including internally developed software)	108
Fair value adjustment of equity method investments and investment in affiliates	136
Deferred tax impact of purchase accounting adjustments	(1,983)
Minority interest	(135)
Goodwill	4,193

Total purchase price	$9,848

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

The allocation of the purchase price to Euronext assets and liabilities are based on estimates of fair values. Therefore, the information above is subject to change pending the final allocation of purchase price. NYSE Euronext does not expect any of the goodwill to be deductible for tax purposes.

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

PCX Holdings, Inc. and Wave Securities, LLC

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

Pro Forma Results

The following table provides unaudited pro forma results of operations as if (i) the disposition of Wave Securities by Archipelago, (ii) the merger between Archipelago and the NYSE, and (iii) the business combination transaction between NYSE Group and Euronext had been completed at the beginning of the earliest period presented (in millions, except per share data):

	Year ended December 31,
	2007	2006
Total revenues	$4,586	$3,915
Net income	$772	$484
Basic earnings per share	$2.92	$1.84
Diluted earnings per share	$2.90	$1.83

During 2005, NYSE Group adopted a plan to eliminate employee positions. The elimination of positions continued through 2006 and 2007. Additionally, as part of the business combination transaction between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions. The following is a summary of the severance charges, utilization of the accrual through December 31, 2007 and the remaining accrual as of December 31, 2007 (in millions):

	US Operations	European Operations
Balance as of December 31, 2005	$4	$—
Employee severance and related benefits	24	—
Severance and benefit payments	(11)	—

Balance as of December 31, 2006	17	—
Employee severance and related benefits	5	23
Severance and benefit payments	(19)	(14)
Translation and other	—	2

Balance as of December 31, 2007	$3	$11

The US Operations severance charges are included in merger expenses and exit costs in the consolidated statements of income. The European Operations severance charges represent the fair value assigned to this liability as part of the fair value adjustment on the purchase price of Euronext. Based on current severance dates and the accrued severance at December 31, 2007, NYSE Euronext expects to pay these amounts through December 31, 2008.

AEMS

NYSE Euronext outsources the information technology requirements of its European Operations such as development, maintenance of information technology applications, and use of resources and software to AEMS, an entity 50% owned by NYSE Euronext and 50% by Atos Origin, while under control of Atos Origin.

On December 11, 2007, Atos Origin, an international information technology services company, and NYSE Euronext announced their agreement in principle for NYSE Euronext to acquire the 50% stake in Atos Euronext Market Solutions (AEMS) owned by Atos Origin.

Upon successful completion of this transaction and subject to the prior information and consultation of all relevant employee representative bodies, NYSE Euronext would re-acquire ownership of the NSC cash trading and LIFFE CONNECT® derivatives trading platform technology and all of the management and development services surrounding these platforms as well as AEMS’s third-party exchange technology business. Atos Origin would acquire the third-party Clearing & Settlement and Capital Markets businesses from AEMS. The transaction is anticipated to close during the third quarter of 2008.

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

Bovespa

In October 2007, NYSE Euronext acquired a 1% stake in Bovespa, a Brazilian stock exchange, in connection with Bovespa’s initial public offering. Euronext has had a long-standing relationship with Bovespa, pursuant to which Euronext has provided Bovespa with technological support since 1997.

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

The transaction involved the transfer to FINRA of the assets and liabilities associated with the Transferred Operations (including related expenses and revenues and approximately 427 employees), the sublease to FINRA of office space at 20 Broad Street and 14 Wall Street in New York City, and the provision by NYSE Group of certain security and facilities services to the FINRA locations at 20 Broad Street and 14 Wall Street for a five-year period. In consideration of the transfer of the Transferred Operations and the provision of certain security and facilities services to FINRA, NYSE Group will receive cash consideration with a net present value of $103 million (consisting of $35 million paid at closing with respect to assets and liabilities associated with the Transferred Operations, and cash payable over a five-year period for certain security and facilities services with a net present value equal to $68 million). In addition, NYSE Group received a payment at closing of approximately $6 million (equal to the net book value of the transferred assets at closing) and will receive additional payments totaling approximately $52 million over a five-year period in consideration of the sublease of office space and certain other services. In connection with the $35 million paid at closing, NYSE Euronext realized a $32 million gain classified as gain on sale of equity investment and businesses in the consolidated statements of income.

In addition, FINRA and NYSE Group also entered into agreements under which NYSE Group provides certain transition services to FINRA and its affiliates and FINRA provides certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet

On July 27, 2007, LCH.Clearnet Group Limited (LCH.Clearnet) redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares (initially redeemable in December 2008) held by NYSE Euronext at an aggregate redemption value of €199 million, and repurchased 20 million LCH.Clearnet ordinary shares held by NYSE Euronext at a cost of €10 per share, the market value of the shares issued in December 2003 in connection with the creation of LCH.Clearnet. Total proceeds to NYSE Euronext from the sale were €399 million, or $548 million. These proceeds represent the fair value assigned to this asset as part of the fair value adjustment on the purchase price of Euronext. As such, the sale of this asset had no impact on our consolidated statement of income.

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

MBE Holdings

On June 20, 2007, Borsa Italiana exercised its call option right to purchase all the shares held by Euronext in MBE Holding. MBE Holding is a joint venture entity formed between Euronext (51%) and Borsa Italiana (49%) that owns 60.37% of Società per il Mercato dei Titoli di Stato, or MTS. MTS is a regulated European electronic exchange for government bonds and other types of fixed income securities. The shareholder agreement between Euronext and Borsa Italiana provides that, in the event of a change of control with respect to one party, the other party has the right to purchase all of the affected party’s shares in MBE Holding at fair market value within 90 days of the change of control. On August 2, 2007, NYSE Euronext and Borsa Italiana signed an agreement under which NYSE Euronext’s 51% stake in MBE Holding and 33% stake in MTSNext was valued at €100 million, or $137 million (dividend attached). The transaction closed in September 2007. These proceeds represent the fair value assigned to this asset as part of the fair value adjustment on the purchase price of Euronext. As such, the sale of this asset had no impact on our consolidated statement of income.

Note 4—Segment Reporting

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income.

The U.S. operations consist of (i) obtaining new listings and servicing existing listings; (ii) providing access to trade execution in cash equities and options; (iii) selling market and related information and distributing market information to data subscribers; (iv) issuing trading licenses; (v) providing data processing operations; (vi) providing regulatory services in the U.S. markets and (vii) providing trading technology, software and connectivity to end-users.

European operations consist of (i) the management of trading in all cash products as well as a wide range of derivatives products and bonds and repos; (ii) listing of cash instruments; (iii) the sale of market data and related information; (iv) settlement of transactions and the safe-custody of physical securities in the European markets and (v) the providing of electronic trading solutions in Europe and Asia.

As NYSE Euronext progresses towards the integration of its NYSE Group and Euronext businesses, management will continue to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones.

Summarized financial data regarding reportable segments is as follows (in millions):

	U.S. Operations	European Operations	Corporate Items and Eliminations	Consolidated
2007
Revenues	$2,747	$1,411	—	$4,158
Operating income (loss)	374	560	(25)	909
Total assets	2,508	11,599	2,511	16,618
Purchases of property and equipment	123	59	—	182
2006
Revenues	$2,376	$—	—	$2,376
Operating income (loss)	254	—	(20)	234
Total assets	2,462	—	1,004	3,466
Purchases of property and equipment	98	—	—	98
2005
Revenues	$1,633	$—	—	$1,633
Operating income (loss)	48	—	(4)	44
Total assets	1,037	—	1,167	2,204
Purchases of property and equipment	105	—	—	105

Revenues are generated primarily in the United States of America and Europe. Corporate items consist of expenses that are not allocated in assessing segment performance. Corporate assets consist primarily of cash and cash equivalents, investments, prepaid income taxes, and investments in unconsolidated subsidiaries. For the years ended December 31, 2007, 2006 and 2005, no individual customer accounted for 10% or more of NYSE Euronext’s revenues.

Note 5—Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill by reportable segments as of December 31, 2007:

	U.S. Operations			European Operations
	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
Acquired intangibles at date of acquisition:
National securities exchange registrations	$511	$—	Indefinite	$5,377	$—	Indefinite
Customer relationships	37	3	10 to 20	805	34	7 to 20
Trade names and other	43	4	20	185	43	20

Intangibles fair value at date of acquisition	$591	$7		$6,367	$77
Translation and other	—	—		345	—

Total intangibles	$591	$7		$6,712	$77

Goodwill at date of acquisition	$557			$4,279
Translation and other	—			178

Goodwill	$557			$4,457

In the U.S., the national securities exchange registration allows NYSE Arca to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) reduce its costs since clearing charges are not incurred for trades matched internally on its trading systems. As an operator of five

European-based registered national securities exchanges, Euronext is eligible to earn market data (both from equity and option trading activities), listing fees and certain trading fees. The national securities exchange registrations were valued using the excess earnings income approach.

For the years ended December 31, 2007, 2006 and 2005, amortization expense for the intangible assets was approximately $81 million, $3 million and zero, respectively.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of acquired purchased intangible assets as of December 31, 2007 is as follows (in millions):

Year ending December 31,
2008	$58
2009	58
2010	58
2011	58
2012	58
Thereafter	788

Total	$1,078

Note 6—Stock Based Compensation

Under the Stock Incentive Plan, NYSE Euronext may grant stock options and other equity awards-based awards to employees. NYSE Euronext approach to the incentive compensation awards contemplates awards of stock options and restricted stock units (RSUs).

Stock options are generally granted at an exercise price equal to the market price at the date of grant. Stock options granted generally vest and become exercisable over a period of three to four years, and generally expire after ten years.

Conversion of Euronext Awards

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

Conversion of Archipelago Awards

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

NYSE Group RSU’s

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Stock Incentive Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date.

As of December 31, 2007, the total aggregate intrinsic value of stock options outstanding and exercisable was $58 million and $55 million, respectively.

For the year ended December 31, 2007, NYSE Euronext recorded $31 million of stock based compensation. As of December 31, 2007, there was approximately $29 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years. Cash received from employee stock option exercises for the year ended December 31, 2007, 2006 and 2005 was $14 million, $9 million and zero, respectively. NYSE Euronext satisfies stock option exercises with newly issued shares.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%, risk-free interest of 4.8%, expected life of 7 years and no dividend yield.

The following table summarizes information about the stock option activity (number of stock options in thousands):

	2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	1,598	$14.10	—	$—
Converted Euronext awards	395	23.29	—	—
Converted Archipelago awards	—	—	2,550	13.53
Awards granted	67	99.50	—	—
Awards exercised	(1,139)	14.16	(952)	12.57
Awards expired/ cancelled	(50)	84.27	—	—

Outstanding at end of period	871	$21.36	1,598	$14.10

Additional information regarding stock options outstanding as of December 31, 2007 is as follows (number of stock options in thousands):

	Outstanding			Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.91 - $19.30	319	6.5	$12.97	278	$12.82
$20.25 - $25.38	525	3.5	22.44	525	22.44
$99.50	27	9.2	99.50	—	—

	871	4.7	$21.36	803	$19.11

The following table summarizes information about the restricted stock units activity (stock units in thousands):

	Number of RSUs
	2007	2006
Outstanding at beginning of year	588	—
Converted Euronext awards	831	—
Converted Archipelago awards	—	125
Awards granted	213	1,212
Cancelled	(102)	(55)
Vested	(553)	(694)

Outstanding at end of period(1)	977	588
Weighted average fair value per share for RSUs granted during period	$99.50	$64.50

(1)	Excludes vested NYSE Group Merger RSU’s which will be delivered in February 2009.

Note 7—Related Party Transactions

AEMS provides information technology services to NYSE Euronext pursuant to a services agreement, dated July 2005, between it, Euronext and Atos Origin, which was entered into at the time of the formation of AEMS. Under separate service level agreements, NYSE Euronext invoices AEMS for the use of resources of NYSE Euronext (see also footnote 3).

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

On March 28, 2006, NYSE Group sold substantially all of its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23 million cash payment and realized a $21 million gain. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of December 31, 2007, NYSE Euronext owns 50% of the outstanding preferred stock of DTCC.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by the American Stock Exchange (“Amex”) for approximately $40 million, as a result of which NYSE Group now fully owns SIAC. In connection with the purchase, the SIAC shareholders’ agreement and Amex’s participation in the SIAC facilities management agreement (under which SIAC had previously provided technology services to the NYSE and Amex) were terminated and SIAC agreed to provide substantially reduced services to Amex, as a customer, under a new services agreement.

The following table presents revenues and expenses derived from or incurred with these related parties (in millions):

Revenues (expenses)	Year ended December 31,
	2007	2006	2005
AEMS(1)	$(149)	$—	$—
LCH Clearnet(1)	7	—	—
DTCC	—	12	32
AMEX	—	53	71
FINRA(1)	9	—	—

(1)	See footnote 3

While not related parties, NYSE Euronext earns fees from and enters into business relationships with listed companies, license holders (former member firms) and specialist firms. In management’s opinion, all transactions are made at prevailing rates and terms and conditions and do not involve more than the normal risk of collectibility or present other favorable or unfavorable features.

Note 8—Investments

A summary of current investments as at December 31, 2007 and December 31, 2006 was as follows:

December 31, 2007 In millions	Adjusted cost	Unrealized gains	Unrealized losses(3)	Fair value
Municipal Bonds	$17	$—	$—	$17
Mutual Funds (SERP/SESP)(1)	108	18	—	126
Mutual Funds (other)	75	—	—	75
Corporate Bonds	31	—	1	30
Collateralized Mortgage Obligations	14	—	1	13
Asset Backed Securities	16	—	1	15
Equity Securities(2)	115	—	—	115
Bank deposits and other interest rate investments	168	—	—	168

Investments	$544	$18	$3	$559

December 31, 2006 In millions	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
U.S. Government and Agency	$30	$—	$—	$30
Municipal Bonds	277	—	2	275
Mutual Funds (SERP/SESP)(1)	138	19	—	157
Mutual Funds (other)	107	—	—	107
Corporate Bonds	81	—	—	81
Collateralized Mortgage Obligations	13	—	—	13
Asset Backed Securities	18	—	—	18

Investments	$664	$19	$2	$681

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	As of December 31, 2007, equity securities are mainly held in LCH.Clearnet ($90 million which LCH.Clearnet is expected to repurchase by April 2008 pursuant to an agreement with NYSE Euronext and subject to certain conditions) and Atos Origin ($17 million adjusted cost after recording an impairment charge of $7 million).

(3)	As of December 31, 2007, all unrealized losses have been reported for less than 12 months length of time.

In 2007, NYSE Euronext realized proceeds from the sale of available-for-sale investments of $8.1 billion with gross realized gains for the year amounting to $11 million and gross realized losses of $2 million. In addition, during 2007, NYSE Euronext recognized a $7 million impairment loss on available-for-sale securities, consisting of an impairment charge on NYSE Euronext’s investment in Atos Origin reflecting the difference between the cost basis of the investment at April 4, 2007 and the fair value of the investment at December 31, 2007. NYSE Euronext does not believe that any of the other gross unrealized losses of $3 million is subject to other-than-temporary impairment based upon an evaluation of applicable evidence as of December 31, 2007.

In addition to its current investments, NYSE Euronext accounts for its investment in Bovespa as an available-for-sale security, which is classified as a non-current asset. As of December 31, 2007 NYSE Euronext recorded a gross unrealized gain of $42 million related to this investment.

As of December 31, 2007, the adjusted cost and fair value of available-for-sale fixed income securities and other interest rate investments, by contractual maturity, was as follows:

December 31, 2007 In millions	Adjusted cost	Fair value
Due in 1 year or less	$172	$172
Due in 1 to 5 years	26	25
Due in 5 to 10 years	—	—
Due after 10 years	—	—
Not due at a single maturity date(1)	31	29

Investments	$229	$226

(1)	Includes asset-backed securities and collateralized mortgage obligations

Note 9—Debt

Short term and long term debt consisted of the following:

In millions	December 31, 2007	December 31, 2006
Commercial paper program	$2,157	$—
Unsecured bank borrowings (current portion)	27	—
Other	8	—

Short term debt	2,192	—
5.125% GBP 250 million unsecured bond due June 2009 (amortized cost)	$494	$—
Unsecured bank borrowings (non current portion)	26	—
Other	1	—

Long term debt	521	—

Total debt	$2,713	—

As of December 31, 2007, NYSE Euronext had $2.2 billion debt issued at an average interest rate of 4.7% under its $3.0 billion global commercial paper program. The program is fully backed by a $3.0 billion syndicated revolving bank facility which was not drawn as of December 31, 2007. This facility is also available for general corporate purposes and includes a $1.0 billion 364-day tranche maturing on April 2, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012.

The £250 million ($494 million) fixed rate bond due June 2009 is swapped to floating rate using a fixed-to-floating rate swap. As of December 31, 2007, taking into account this swap, the effective interest rate on the bond was 6.7%.

In addition, on December 31, 2007, NYSE Euronext had an undrawn €300 million ($438 million) revolving credit facility available for general corporate purposes and maturing August 4, 2011.

The terms of the commercial paper program and the fixed rate bond due June 2009 do not contain any financial covenants or material customary provision that could result in early redemption. The terms of the undrawn $3.0 billion and €300 million revolving credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

As at December 31, 2007, the debt repayment schedule was as follows:

In millions	December 31, 2007
Due in 2008	$2,192
Due in 2009	504
Due in 2010	6
Due in 2011	6
Due in 2012 or later	5

Total debt	$2,713

Note 10—Financial Instruments and Derivatives

Certain financial instruments are required to be recorded at fair value in the consolidated statements of financial condition. The fair values of such financial instruments, including available-for-sale investments, debt instruments and derivatives, have been determined using various valuation techniques. These valuation techniques may require judgment in interpreting market data and changes in assumptions or estimation methods that could affect fair value estimates. However, management does not believe any such changes would have a material impact on NYSE Euronext’s financial condition as of December 31, 2007 or NYSE Euronext’s results of operations for the year ended December 31, 2007.

Certain financial instruments, including certain cash equivalents, certain investments, short term debt and long term debt, are recorded at cost in the consolidated statements of financial condition. As at December 31, 2007, management estimates that the book value of such financial instruments approximates their fair value either due to their short-term nature or due to other specific characteristics. In particular, the fixed-rate £250 million ($494 million) long term bond was swapped to floating rate using an interest rate swap designated as hedging the interest rate risk. As a result, the carrying value of the bond is adjusted for gain or loss attributable to the interest rate risk and approximates the fair value of the bond.

NYSE Euronext may use derivatives solely to hedge financial risks related to its financial positions or risks that are otherwise incurred in the normal course of its commercial activities. NYSE Euronext does not use derivative instruments for speculative purposes. As at December 31, 2007, the only significant outstanding derivative instrument was a fixed-to-floating interest rate swap with fair value of $9 million hedging the £250 million ($494 million) fixed rate bond and the aggregate fair value of derivatives outstanding and recorded on the balance sheet was a net receivable of $7 million.

Note 11—Income Taxes

The income before income taxes and minority interest consisted of the following (in millions):

	Year ended December 31,
	2007	2006	2005
Domestic	$351	$329	$91
International	570	—	—

Total	$921	$329	$91

The income tax provision consisted of the following (in millions):

	Year ended December 31,
	2007	2006	2005
Current:
Federal	$108	$118	$35
State and local	37	27	8
International	214	—	—

Deferred:
Federal	(5)	(17)	6
State and local	(2)	(7)	(1)
International	(99)	—	—

Total	$253	$121	$48

Deferred tax asset and liability balances consisted of the following (in millions):

	December 31,
	2007	2006
Current deferred tax arising from:
Deferred revenue	$38	$40
Deferred compensation	41	45
Other	32	23

Current deferred assets	$111	$108

Pension	$28	$24
Depreciation and other	25	18

Current deferred liabilities	$53	$42

Non-current deferred tax arising from:
Deferred revenue	$138	$145
Depreciation	75	49
Stock based compensation	32	25
Deferred compensation	120	132
Net operating loss	27	10
Valuation allowance	(18)	(1)
Other	16	6

Non-current deferred assets	$390	$366

Intangible assets	$2,253	$241
Software capitalization	29	41
Pension	3	9
Depreciation and other	47	—

Non-current deferred liabilities	$2,332	$291

Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including undistributed earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

As part of the merger transactions with Archipelago and Euronext, NYSE Euronext recorded approximately $60 million and $25 million as of December 31, 2007 and 2006, respectively, of net operating losses (“NOL”) for tax purposes, which will begin to expire in 2025. A valuation allowance was recorded against approximately $18 million and $1 million as of December 31, 2007 and 2006, respectively, of certain NOL’s as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized. Any portion of the valuation allowance which is subsequently recognized will be allocated to reduce goodwill.

Tax benefits of $43 million, $22 million and zero for the years ended December 31, 2007, 2006 and 2005, respectively, associated with the exercise of stock options and vesting of restricted stock units were recorded as an increase to additional paid in capital.

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	5.9	3.7	5.3
Foreign operations	(5.4)	—	—
Enacted reduction of UK corporate tax rate	(6.1)	—	—
Tax credits	—	(0.5)	—
Insurance proceeds	—	(1.1)	—
Non-deductible merger expenses	—	0.8	7.1
Deferred asset write-down	—	—	9.9
Tax exempt income	(2.8)	(1.4)	(4.0)
Other	0.8	0.2	(0.3)

Effective tax rate	27.4%	36.7%	53.0%

During 2007, in connection with an enacted reduction of the UK corporate tax rate from 30% to 28%, NYSE Euronext recorded a $55 million tax benefit.

The adoption of FIN 48 caused NYSE Euronext to recognize a $10 million increase to retained earnings as of January 1, 2007 primarily in relation to unclaimed U.S. research and experimentation tax credits for the period from 2001 to 2005. As of the date of adoption, NYSE Euronext had gross unrecognized tax benefits of $13 million. In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, a reconciliation of the gross unrecognized tax benefits for the year ended December 31, 2007 is as follows (in millions):

Balance at January 1, 2007	$13
Additions based on tax positions taken during a prior period	2
Additions based on tax positions taken during the current period	12
Reductions related to a lapse of applicable statute of limitation	(3)
Settlements	—
Additions for tax positions assumed from acquisitions	43

Balance at December 31, 2007	$67

Included in the ending balance at December 31, 2007 are $16 million of tax positions which, if recognized, would affect the effective tax rate and $11 million of tax positions for which there is uncertainty about the timing of tax benefit.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the consolidated statements of income. As of December 31, 2007, the accrued net interest receivable related to the above net tax benefit was $1 million.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Examination in progress	Open tax years
U.S.	2000-2005	2006-2007
Netherlands	2001	2002-2007
France	None	2005-2007
United Kingdom	None	2005-2007
Belgium	None	2007
Portugal	None	2003-2007

NYSE Euronext does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Note 12—Employee Benefit Plans

Defined Benefit Pension Plans

NYSE Euronext maintains pension plans covering its U.S. and European operations. Effective March 31, 2006, the future benefit accrual of all active participants in the U.S. operations pension plans were frozen.

Retirement benefits are derived from a formula, which is based on length of service and compensation. NYSE Euronext fund pension costs to the extent such costs may be deducted for income tax purposes. There were not additional contributions to the pension plans for 2007 and 2006 for the U.S. operations. European operations contributed $4 million during 2007 to the pension plans. Currently, NYSE Euronext anticipates funding $5 million the European operations pension plans for 2008.

NYSE Euronext bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of the NYSE Euronext. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE Euronext plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. The pension plan’s weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	2007		2006
Asset Category	US Operations	European Operations	US Operations	European Operations
Equities	65%	30%	65%	N/A
Fixed income	35%	70%	35%	N/A

The costs of the plans in 2007 and 2006 have been determined in accordance with SFAS 87. The measurement date for the plans is December 31, 2007 and 2006. The following table provides a summary of the changes in the plan’s benefit obligations and the fair value of assets for December 31, 2007 and 2006 and a statement of funded status of the plans as of December 31, 2007 and 2006:

	Pension Plans
	2007		2006
(in millions)	US Operations	European Operations(1)	US Operations	European Operations
Change in benefit obligation:
Benefit obligation at beginning of year	$600	$188	$618	$—
Service cost	—	4	5	—
Interest cost	36	7	34	—
Actuarial (gain) loss	(22)	(19)	(35)	—
Curtailment loss (gain)	(1)	—	7	—
Plan amendments	4	—	—	—
Benefits paid	(34)	(5)	(29)	—
Currency translation and other	—	17	—	—

Benefit obligation at year end	583	192	600	—

Change in plan assets:
Fair value of plan assets at beginning of year	691	186	638	—
Actual return on plan assets	38	1	83	—
Company contributions	—	4	—	—
Benefit paid	(34)	(5)	(29)	—
Administrative expenses	—	—	(1)	—
Currency translation and other	—	17	—	—

Fair value of plan assets at end of year	695	203	691	—
Funded status	112	11	91	—
Accumulated benefit obligation	$583	184	$600	—

Amounts recognized in the balance sheet under SFAS 158
Non-current assets	$112	$19	$91	$—
Current liabilities	—	—	—	—
Non-current liabilities	—	(7)	—	—

(1)	European operations opening balances are recorded as of April 4, 2007 based on the fair value assigned as part of the merger between NYSE Group and Euronext.

The components of pension expense/(benefit) are set forth below:

	Pension Plan
	2007		2006		2005
(in millions)	US Operations	European Operations	US Operations	European Operations	US Operations	European Operations
Service cost	$—	$4	$5	$—	$24	$—
Interest cost	36	7	34	—	36	—
Amortization of prior service cost	4	—	—	—	1	—
Estimated return on plan assets	(52)	(7)	(50)	—	(47)	—
Recognized actuarial loss	—	—	—	—	4	—
Curtailment	(1)	—	11	—	8	—

Aggregate pension (benefit) expense	$(13)	$4	$—	$—	$26	$—

The following table shows the payments projected based on actuarial assumptions (in millions):

Pension Plan Payment Projections	US Operations	European Operations
2008	$34	$8
2009	34	21
2010	35	7
2011	35	7
2012	36	8
Next 5 years	193	47

Supplemental Executive Retirement Plans

The US Operations also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. Effective March 31, 2006, the future benefit accrual of all active participants in the SERP plans was frozen. To provide for the future payments of these benefits, the US Operations has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2007 and 2006, the cash surrender value of such policies was $35 million and $33 million, respectively, and is included in other non-current assets. Additionally certain subsidiaries of the US Operations maintain equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2007 and 2006, the fair value of these assets was $66 million and $69 million, respectively, and is included in investment securities, at fair value. Currently, the US Operations does not anticipate funding of the nonqualified plan.

The following table provides a summary of the changes in the US Operations SERP benefit obligations for December 31, 2007 and 2006 (in millions):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$82	$89
Service cost	—	1
Interest cost	5	4
Curtailments	—	2
Benefits paid	—	(7)
Actuarial loss (gain)	—	(7)

Funded status	87	82
Accumulated benefit obligation	$87	$82

Amounts recognized in the balance sheet under SFAS 158
Non-current assets	$—	$—
Current liabilities	(6)	(7)
Non-current liabilities	(73)	(75)

The components of US Operations SERP expense/(benefit) are set forth below (in millions):

	2007	2006	2005
Service cost	$—	$—	$3
Interest cost	5	5	5
Amortization of prior service cost	—	—	—
Recognized actuarial (gain) or loss	—	1	2

Additional (gain) or loss recognized due to:
Settlement	—	—	—
Curtailment	—	1	(7)

Aggregate SERP expense	$5	$7	$3

The following table shows the projected payments for the US Operations based on the actuarial assumptions (in millions):

SERP Plan Payment Projections
2008	$6
2009	7
2010	6
2011	7
2012	8
Next 5 years	40

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP cost are set forth below:

	2007		2006
	US Operations	European Operations	US Operations	European Operations
Discount rate (pension/SERP)	6.4% / 6.0%	4.75% / N/A	6.00% / 5.75%	N/A
Expected long-term rate of return on plan assets (pension/SERP)	8.0% / N/A	4.9% / N/A	8.0% / N/A	N/A
Rate of compensation increase	N/A	3.6%	4.0%	N/A

To develop the expected long-term rate of return on assets assumption, both the US and European Operations considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves.

Postretirement Benefit Plans

In addition, the US Operations maintain defined benefit plans to provide certain health care and life insurance benefits (the “Plans”) for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. Effective March 31, 2006, these Plans were frozen for most participants.

The net periodic postretirement benefit cost for the US Operations was $2 million and $17 million for years ended December 31, 2007 and 2006, respectively. The defined benefit plans are unfunded. Currently, management does not expect to fund the plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year:

	2007	2006
(in millions)
Benefit obligation at the end of year	$167	$204
Benefits paid	10	8
Accrued benefit cost	156	163

Additional (gain) or loss recognized due to:
Curtailment	$(13)	$4
Discount rate as of December 31,	6.4%	6.0%

The following table shows the payments projected (net of expected Medicare subsidy receipts of $7 million over the next ten fiscal years) based on actuarial assumptions (in millions):

Payment Projections	US Operations
2008	$10
2009	11
2010	11
2011	11
2012	12
Next 5 years	64

For measurement purposes, the US Operations assumed a 9.5% annual rate of increase in the per capita cost of covered health care benefits in 2007 which will decrease on a graduated basis to 5.0% in the year 2015 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates:

Assumed Health Care Cost Trend Rate

	1% Increase	1% Decrease
(in millions)
Effect of postretirement benefit obligation	$2	$2
Effect on total of service and interest cost components	22	18

Curtailments to the Plans

In 2007, US Operations recorded a $13 million curtailment gain as a result of the elimination of certain components of the OPEB plan. As part of a reduction in force of approximately 480 employees during 2006, US Operations recorded a $16 million curtailment loss throughout the plans.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, before tax, as of December 31, 2007 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Postretirement Benefit Plans	Total
Unrecognized net actuarial gain/ (loss)	$54	$(13)	$(29)	$12
Unrecognized prior service credit	—	—	19	19

Total amounts included in accumulated other comprehensive income/ (loss)	$54	$(13)	$(10)	$31

The amount of prior service credit and actuarial gain included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost during the year ended December 31, 2008, will be minimal.

Defined Contribution Plans

The US Operations maintain savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The US Operations matches an amount equal to 100% of the first 6% of eligible contributions. The US Operations also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may also contribute and receive an appropriate company match. Savings plans expense was $14 million, $19 million and $20 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in accrued employee benefits payable was $44 million and $62 million at December 31, 2007 and 2006, respectively, related to these plans.

Note 13—Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions except per share data):

	2007	2006	2005
Net income for basic and diluted earnings per share	$643	$205	$41

Shares of common and common stock equivalents:
Weighted average shares used in basic computation	237	149	116
Dilutive effect of:
Employee stock options and restricted stock units	1	1	—

Weighted average shares used in diluted computation	238	150	116

Basic earnings per share	$2.72	$1.38	$0.35

Diluted earnings per share	$2.70	$1.36	$0.35

As of December 31, 2007 and 2006, 2.4 million and 1.3 million restricted stock units, respectively, and stock options to purchase 0.9 million and 1.6 million shares of common stock, respectively, were outstanding. For the year ended December 31, 2007, an aggregate of 0.4 million of stock options and restricted stock units were excluded from the diluted earnings per share calculation because they were anti-dilutive. There were no securities excluded from the computation of diluted earnings per share for the year ended December 31, 2006 because all outstanding stock options and restricted stock were considered dilutive. For the year ended December 31, 2005, there were no stock options or restricted stock units outstanding.

Note 14—Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2007:

In re NYSE Specialists Securities Litigation

In 2003 the California Public Employees’ Retirement System (“CalPERS”) filed a purported class action complaint, later consolidated with related actions, in the U.S. District Court for the Southern District of New York (“Southern District”) against New York Stock Exchange, Inc. (“the NYSE”), NYSE specialist firms, and others, alleging various violations of federal securities laws and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003, and seeking unspecified money damages. In 2005 the trial court granted the NYSE’s motion to dismiss, holding that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function, and thus dismissed all the claims asserting that the NYSE had failed to effectively regulate specialists during the relevant period. The district court also held that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”).

In September 2007, the Second Circuit issued an opinion affirming in part, and vacating and remanding in part, the district court’s decision. The Second Circuit upheld the district court’s ruling as to the NYSE’s self-

regulatory immunity, but vacated the district court’s holding that the plaintiffs lacked standing to assert their claims that the NYSE made false and misleading statements. The appeals court remanded the matter to the district court for consideration of other grounds for dismissal that the NYSE had asserted in its motion to dismiss, including the plaintiffs’ failure to allege reliance or loss causation.

On January 16, 2008, plaintiff CalPERS filed a Petition for Writ of Certiorari in the U.S. Supreme Court, seeking review of the portion of the Second Circuit’s decision relating to the NYSE’s self-regulatory immunity. On February 19, 2008, the NYSE filed a brief in opposition to the petition, asserting that further review of the Second Circuit’s decision is unwarranted.

NYSE Euronext is one of numerous defendants named in a separate class action complaint in the Southern District that alleges violations of federal antitrust laws, federal securities laws, and common law, in connection with the placing of market orders through NYSE’s SuperDOT order routing system. The complaint, which was served in August 2007, contains allegations similar to those asserted in the Specialists matter described above and seeks unspecified compensatory damages, subject to trebling under the antitrust laws. The case is in its initial stages and the defendants have not yet responded to the complaint.

Grasso Litigation

In 2004 the New York Attorney General (“NYAG”) filed a lawsuit in New York Supreme Court against Richard A. Grasso, the NYSE’s former Chairman and Chief Executive Officer; former NYSE Director Kenneth Langone; and the NYSE. The complaint asserted six causes of action against Mr. Grasso, including breach of fiduciary duty under the New York Not-for-Profit Corporation Law and unjust enrichment; a single cause of action against Mr. Langone for breach of his fiduciary duty under the New York Not-for-Profit Corporation Law; and a single cause of action against the NYSE seeking declaratory and injunctive relief. Mr. Grasso asserted crossclaims in the litigation against the NYSE and its former Chairman John S. Reed for breach of contract and defamation. His pleadings sought at least $50 million in compensatory damages for the breach of contract claim; an expert witness retained by Mr. Grasso has estimated those damages to be approximately $95 million. Mr. Grasso also sought unspecified damages for alleged injury to his reputation, mental anguish and suffering, and punitive damages against Mr. Reed and the NYSE.

In 2006 the court granted the summary judgment motions of the NYSE and Mr. Reed and dismissed all of Mr. Grasso’s crossclaims against them. The court also granted in part the NYAG’s motion for partial summary judgment against Mr. Grasso on several claims, finding that Mr. Grasso breached his fiduciary duties to the NYSE and that Mr. Grasso must return to the NYSE certain payments that the court found were unlawful. In addition, the court ordered the NYAG to provide an accounting of the amount of compensation Mr. Grasso should disgorge pursuant to the court’s ruling, and the NYAG filed an accounting stating that Mr. Grasso should disgorge approximately $112.2 million. Mr. Grasso filed appeals of these and other rulings to the Appellate Division of the Supreme Court (“Appellate Division”), which has stayed any trial in the matter, and the accounting proceeding, until it has ruled on those appeals, which remain pending.

Mr. Grasso also appealed the trial court’s denial of his motion to dismiss four of the six causes of action asserted against him by the NYAG. In May 2007 the Appellate Division entered an order holding that the NYAG lacked statutory authority to assert those four claims, reversing the trial court’s ruling and dismissing those four claims. In October 2007, the Appellate Division granted the NYAG’s motion for permission to appeal to the New York Court of Appeals from the May 2007 order, and briefing in that appeal is ongoing.

At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. This accrual, which remains current, reflects management’s interpretation of the provisions contained in Mr. Grasso’s 2003 employment agreement, which provides terms outlining certain payments to which Mr. Grasso could be entitled upon ceasing employment with the NYSE, if that agreement is found to be valid and the payments were deemed to be allowable and appropriate under the law.

In addition to the matters described above, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition, including those described above.

Commitments

NYSE Euronext leases office space under non-cancelable operating leases and equipment that expire at various dates through 2019. Rental expense under these leases, included in the consolidated statements of income in both occupancy and systems and communications, totaled $88 million, $76 million and $77 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Future payments under these leases as of December 31, 2007 are as follows:

Operating Leases (in millions)

Year	Office Space	Equipment	Total
2008	$65	$18	$83
2009	61	6	67
2010	56	—	56
2011	43	—	43
2012	42	—	42
2013-Thereafter	231	—	231

	$498	$24	$522

Capital Leases

NYSE Euronext is party to several capital leases for certain equipment, which expire at various dates through 2009. Minimum rental commitments under capital leases at December 31, 2007 were as follows (in millions):

Year
2008	$7
2009	1

Total future minimum lease payments	8
Less—amount representing interest	(1)

Present value of net minimum lease payments (including $6 due within one year classified as current)	$7

NYSE Euronext had accumulated excess activity assessment fees of approximately $16 million as of December 31, 2007. NYSE Euronext has discussed these issues with the SEC Market Regulation Division, SROs, member organizations and others in the securities industry who have had the same or similar issues and it plans to work with industry participants and the SEC to review and determine a satisfactory resolution of this matter with the consideration of all stakeholders involved. Management has accrued the full amount of the excess because it believes that it is probable that there will be an arrangement pursuant to which the entire amount will be used for a public purpose.

In the normal course of business, NYSE Euronext may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, NYSE Euronext expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE Euronext that have not yet been made, NYSE Euronext’s potential exposure under these arrangements is unknown. NYSE Euronext also has obligations related to unrecognized tax positions, deferred compensation and other post-retirement benefits. The date of the payment under these obligations cannot be determined.

Note 15—Detail of Certain Balance Sheet Accounts

Property and equipment—Components of property and equipment were as follows (in millions):

	December 31,
	2007	2006
Land, buildings and building improvements	$444	$251
Leasehold improvements	183	174
Computers and equipment, including capital leases of $59 and $52	537	477
Software, including software development costs	615	154
Furniture and fixtures	55	34

	1,834	1,090
Less: accumulated depreciation and amortization, including $52 and $39 for capital leases	(1,258)	(712)

	$576	$378

NYSE Euronext capitalized software development costs of approximately $88 million and $42 million in 2007 and 2006, respectively. Unamortized capitalized software development costs of $217 million (of which $148 million represents unamortized capitalized software acquired as part of the merger with Euronext) and $58 million as of December 31, 2007 and 2006, respectively, are included in the net book value of property and equipment.

Accounts payable and accrued expenses—Components of accounts payable and accrued expenses were as follows (in millions):

	December 31,
	2007	2006
Trade payables	$391	$87
Income tax payable	88	8
Accrued compensation	190	194
Other accrued expenses	174	110

	$843	$399

Other assets (non-current)—Components of non-current other assets were as follows (in millions):

	December 31,
	2007	2006
Other investments (at cost)	$477	$5
Other investments (at fair value)	134	—
Pension related assets	137	91
Deposits, debt issuance costs and other	49	63

	$797	$159

Note 16—Subsequent Events

Wombat

On January 12, 2008, NYSE Euronext signed a definitive agreement to acquire Wombat Financial Software (“Wombat”), a privately held global leader in high-performance financial market data management solutions. This strategic acquisition broadens NYSE Euronext’s offering of comprehensive market-agnostic connectivity, transaction and data management solutions to customers globally by integrating Wombat’s industry leading and rapidly growing market data enterprise software and services with the NYSE TransactTools connectivity and messaging business.

Under terms of the agreement, NYSE Euronext will acquire Wombat for $200 million in cash consideration, and will also create a retention pool for Wombat employees consisting of restricted stock unit grants in an amount equal to $25 million. This transaction closed in March 2008.

Amex

On January 17, 2008, NYSE Euronext and Amex announced that they had entered into an agreement and plan of merger, pursuant to which NYSE Euronext agreed to acquire Amex for an aggregate of (1) $260 million in NYSE Euronext common stock and (2) additional shares of NYSE Euronext common stock based on the net proceeds (net of fees, taxes, and certain other items), if any, from the sale of Amex’s headquarters, if such sale occurs within 4 years and 240 days of the closing of the merger and certain other conditions are satisfied.

The proposed transaction will enhance NYSE Euronext’s scale in U.S. options, exchange traded funds, closed-end funds, structured products and cash equities. Subject to approval by Amex members and customary regulatory approvals, this transaction is expected to close in the third quarter of 2008.

Supplemental Financial Information

Quarterly Financial Data (unaudited)

The following represents NYSE Euronext’s unaudited quarterly results for the years ended December 31, 2007 and 2006. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Total revenues	$702	$1,078	$1,198	$1,180
Operating income	101	255	298	255
Net income	68	161	258	156
Earnings per share:
Basic	$0.43	$0.62	$0.97	$0.59
Diluted	$0.43	$0.62	$0.97	$0.59

2006
Total revenues	$455	$660	$602	$659
Operating income	13	84	86	51
Net income	30	61	68	45
Earnings per share:
Basic	$0.24	$0.39	$0.43	$0.29
Diluted	$0.24	$0.39	$0.43	$0.29

INDEPENDENT ACCOUNTANTS’ REPORT

To the Managing Board of Euronext N.V.

We have audited the accompanying consolidated balance sheets of Euronext N.V., Amsterdam, The Netherlands, and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Euronext N.V. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with International Financial Reporting Standards as adopted by the European Union.

As discussed in “Changes in accounting policies” in note 2 to the consolidated financial statements, Euronext N.V. adopted the amendment to IAS 21 “The Effects of Changes in Foreign Exchange Rates” on net investments in foreign operations and the “fair value option” amendment to IAS 39 “Financial Instruments: Recognition and Measurement” as of January 1, 2006.

International Financial Reporting Standards as adopted by the European Union vary in certain significant respects from U.S. generally accepted accounting principles. Information relating to the nature and effect of such differences is presented in Note 3.12 to the consolidated financial statements.

/s/ KPMG ACCOUNTANTS N.V.	/s/ Ernst & Young Accountants
Amsterdam, The Netherlands
March 22, 2007

1.	CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED 31 DECEMBER 2006 AND 2005

1.1 Consolidated income statements

In thousands of euros	Note	2006	2005
			(*** restated)
Revenues
Cash trading		286,899	215,743
Listing fees		55,637	63,130
Derivatives trading		391,571	331,923
MTS fixed income		24,019	1,437
Settlement and custody		14,553	39,280
Information services		112,004	93,592
Sale of software		184,607	195,212
Other income	3.1.1	32,901	21,550

Total revenues		1,102,191	961,867
Costs and expenses
Salaries and employee benefits	3.1.2	275,385	264,360
Depreciation	3.1.3	32,583	49,687
Goodwill amortisation	3.1.4	—	—
IT expenses	3.1.5	166,176	139,772
Office, telecom and consultancy	3.1.6	130,089	98,785
Accommodation	3.1.7	44,358	50,111
Marketing	3.1.8	20,295	15,586
Other expenses	3.1.9	24,297	25,088

Total costs and expenses		693,183	643,389
Profit from operations		409,008	318,478
Net financing income **)	3.1.10	11,513	11,306
Results on sale of associates and activities	3.1.11	15,394	9,054
Income from associates	3.1.12	53,739	18,456

Total		80,646	38,816
Profit before tax		489,654	357,294
Income tax expense	3.1.13	116,019	103,931

Profit for the period		373,635	253,363

Attributable to:
Shareholders of the parent company *)		361,779	239,954
Minority interest	3.1.14	11,856	13,409

		373,635	253,363

Earnings per share
In euros		2006	2005
Basic EPS	3.1.15	3.25	2.17
Diluted EPS	3.1.15	3.23	2.16

*)	Profit for the year attributable to the shareholders of Euronext N.V.

**)	Includes €20.9 million of interest expense (see also note 3.1.10)

***)	See changes in accounting policies (note 2).

1.2 Consolidated balance sheets

Before profit appropriation
In thousands of euros	Note	2006	2005
			(* restated)
Assets
Property and equipment	3.2.1	42,741	50,705
Investment property	3.2.2	4,728	—
Intangible assets	3.2.3	965,488	837,740
Investments in associates	3.2.4	147,297	393,558
Other investments	3.2.5	205,862	383,216
Other receivables	3.2.6	16,292	10,563
Deferred tax assets	3.2.7	18,119	12,450

Total non-current assets		1,400,527	1,688,232
Income tax receivable		3,810	7
Other receivables	3.2.8	181,305	201,035
Short term financial investments	3.2.9	168,167	265,061
Cash and cash equivalents	3.2.10	416,250	429,523

Total current assets		769,532	895,626
Disposal groups’ assets classified as held for sale	3.8	506,316	17,878

Total assets		2,676,375	2,601,736

Equity and liabilities
Issued capital		675,343	112,557
Share premium		180,486	1,080,944
Reserve for own shares		14,079	647
Retained earnings		829,531	566,451
Revaluation reserve		1,044	1,738
Currency exchange differences		(33,467)	(41,081)

Shareholders’ equity	3.2.11	1,667,016	1,721,256
Minority interests	3.2.12	50,721	33,594

Total equity		1,717,737	1,754,850
Liabilities
Non-current financial liabilities	3.2.13	383,037	377,157
Employee benefits provisions	3.2.14	10,057	19,059
Other provisions	3.2.15	3,148	3,425
Deferred tax liabilities	3.2.7	32,974	23,265

Total non-current liabilities		429,216	422,906
Current financial liabilities	3.2.13	142,548	27,493
Income tax payable		33,133	29,087
Other payables	3.2.16	297,882	345,255
Other provisions	3.2.15	6,173	14,837

Total current liabilities		479,736	416,672
Liabilities directly associated with disposal groups’ assets classified as held for sale	3.8	49,686	7,308

Total equity and liabilities		2,676,375	2,601,736

*)	See changes in accounting policies (note 2)

1.3 Consolidated cash flow statements

In thousands of euros	Note	2006	2005
			(*** restated)
I. Cash flows from operating activities
Profit before tax		489,654	357,294
Adjustments for:
Net financing income	3.1.10	(11,513)	(11,306)
Depreciation	3.1.3	32,583	52,640
Goodwill amortisation	3.1.4	—	—
Results on sale of associates and activities	3.1.11	(15,394)	(9,054)
Other non-cash or non-operational items	3.3.1	(64,974)	(32,845)

Total cash flow from operations before changes in working capital (a)		430,356	356,729
Decrease/(increase) in non-current receivables		(5,390)	(5,563)
Decrease/(increase) in other receivables		21,965	(39,074)
(Decrease)/increase in short-term payables		110	19,009

Total changes in working capital (b)		16,685	(25,628)
Cash generated from operations (a+b)		447,041	331,101
Income taxes paid		(133,649)	(74,152)
Interest received	3.1.10	22,733	22,340
Interest paid	3.1.10	(20,584)	(19,744)

Net cash flows from operating activities		315,541	259,545
II. Cash flows from investing activities
Investments in tangible assets		(5,746)	(8,663)
Investments in intangible assets		(29,212)	(34,068)
Proceeds from sale of tangible and intangible assets		92	84
Acquisitions, net of cash acquired	3.8	(47,171)	(66,778)
Redemption of subordinated loan by LCH.Clearnet S.A.		—	—
Disposal of associates and activities	3.8	(7,333)	4,407
Other investing activities (net)	3.3.2	88,353	(181,046)

Net cash flows from investing activities		(1,017)	(286,064)
III. Cash flows from financing activities
Loans received/bank facilities drawn		93,381	—
Loans redeemed		(4,826)	(4,419)
Dividends paid on ordinary shares		(111,374)	(66,449)
Share capital repayment		(333,814)	—
Own shares (acquired)/sold	3.2.11	1,684	(3,969)
Other financing activities	3.3.3	7,890	6,218

Net cash flows from financing activities		(347,059)	(68,619)
Effects of exchange rate changes on cash and cash equivalents		2,269	6,728
Effects of non-cash revaluation on cash and cash equivalents *)		6,097	5,124

Total cash flow over the period		(24,169)	(83,286)

Change in cash and cash equivalents	3.3.4
At beginning of year **)		440,419	523,705
At end of year		416,250	440,419

		(24,169)	(83,286)

*)	Reflects the impact of revaluation in the period of Money Market Funds that have a non-cash character.

**)	Cash and cash equivalents at 31 December 2005 and 1 January 2006 include €10.9 million of cash and cash equivalents that were included in Disposal groups assets classified as held for sale, in relation to the sale of CIK.

***)	See changes in accounting policies (note 2)

1.4 Consolidated statements of changes in equity Attributable to shareholders of the parent company

In thousands of euros	Issued capital	Share premium	Reserve for own shares	Retained earnings	Revaluation reserve	Currency exchange difference	Total	Minority interests	Total
Balance as at 31 December 2004	122,112	1,172,706	(227,073)	509,733	(46)	(54,003)	1,523,429	21,016	1,544,445
Exchange difference on translation of foreign operations	—	—	—	—	—	9,881	9,881	950	10,831
Valuation of available-for-sale investments *)	—	—	—	—	1,784	—	1,784	—	1,784
Other movements	—	—	—	—	—	—	—	10	10

Net income recognized directly in equity	—	—	—	—	1,784	9,881	11,665	960	12,625
Profit for the period	—	—	—	239,954	—	—	239,954	13,409	253,363
Total recognized income and expense for the period	—	—	—	239,954	1,784	9,881	251,619	14,369	265,988
Dividends	—	—	—	(66,449)	—	—	(66,449)	(5,348)	(71,797)
Share-based compensation plan **)	—	—	—	2,619	—	—	2,619	240	2,859
Proceeds from sale of shares in stock option plans	—	—	5,816	—	—	—	5,816	422	6,238
Release related to AEMS contribution	—	—	—	—	—	3,041	3,041	—	3,041
Investment in MBE Holding S.p.A.	—	—	—	—	—	—	—	4,305	4,305
Change in ownership GL TRADE	—	—	—	—	—	—	—	(1,410)	(1,410)
Transactions in own shares	—	—	1,181	—	—	—	1,181	—	1,181
Cancellation of own shares	(9,555)	(91,762)	220,723	(119,406)	—	—	—	—	—

Balance as at 31 December 2005	112,557	1,080,944	647	566,451	1,738	(41,081)	1,721,256	33,594	1,754,850

*)	As a consequence of the amendment to IAS 39 “Financial Instruments: Recognition and Measurement—the Fair Value Option”, the Group reclassified the equity investments as at 1 January 2006 from the category Fair value through profit or loss to the category Available for Sale with comparative information restated (see changes in accounting principles).

**)	Corresponds to the fair value of stock options and shares granted not yet vested for services rendered, recognized as an expense in the consolidated income statements.

Consolidated statements of changes in equity (continued)

In thousands of euros	Issued capital	Share premium	Reserve for own shares	Retained earnings	Revaluation reserve	Currency exchange difference	Total	Minority interests	Total
Balance as at 31 December 2005	112,557	1,080,944	647	566,451	1,738	(41,081)	1,721,256	33,594	1,754,850
Exchange difference on translation of foreign operations	—	—	—	—	—	7,614	7,614	(951)	6,663
Valuation of available-for-sale investments	—	—	—	—	(694)	—	(694)	—	(694)
Other movements	—	—	—	—	—	—	—	(754)	(754)

Net income recognized directly in equity	—	—	—	—	(694)	7,614	6,920	(1,705)	5,215
Profit for the period	—	—	—	361,779	—	—	361,779	11,856	373,635
Total recognized income and expense for the period	—	—	—	361,779	(694)	7,614	368,699	10,151	378,850
Dividends	—	—	—	(111,374)	—	—	(111,374)	(5,156)	(116,530)
Increase in nominal value	900,458	(900,458)	—	—	—	—	—	—	—
Share capital reduction	(337,672)	—	3,858	—	—	—	(333,814)	—	(333,814)
Share-based compensation plan *)	—	—	—	12,675	—	—	12,675	—	12,675
Proceeds from sale of shares in stock option plans	—	—	7,890	—	—	—	7,890	194	8,084
Transactions in own shares	—	—	1,684	—	—	—	1,684	—	1,684
Change in initial recognition of goodwill	—	—	—	—	—	—	—	16,599	16,599
Increase in investment in GL TRADE resulting from put option	—	—	—	—	—	—	—	(4,661)	(4,661)

Balance as at 31 December 2006	675,343	180,486	14,079	829,531	1,044	(33,467)	1,667,016	50,721	1,717,737

*)	Corresponds to the fair value of stock options and shares granted and not yet vested for services rendered, recognized as an expense in the consolidated income statements and corresponding tax benefits.

2.	INTRODUCTION TO THE NOTES AND ACCOUNTING POLICIES

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

The consolidated financial statements of Euronext for the year ended 31 December 2006 and 2005 comprise Euronext and its subsidiaries together referred to as the “Group” and the Group’s interest in joint venture and associates. The financial statements of the subsidiaries, joint venture and associates are prepared for the same reporting year as the parent company, using consistent accounting policies. Adjustments are made to bring into line any dissimilar accounting policies that may exist.

STATEMENT OF COMPLIANCE

The consolidated financial statements have been prepared in compliance with the IFRSs as adopted by the European Union and are in accordance with International Financial Reporting Standards (IFRSs) and their respective interpretations adopted by the International Accounting Standards Board (IASB).

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

Increase in investments

Euronext has granted to GL TRADE founders a put option on up to 10.5% of GL TRADE share capital. The option can be exercised at any moment after 28 February 2006. The exercise price per share has been set at the average market value of the previous 40 trading days, minus €1. The present value of the exercise price of the option is reflected as a current financial liability and the difference between the exercise price of the put option and the corresponding minority interest has been recognized as goodwill.

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

In the financial year 2006, an amount of €41 million is recognized in the income statement for project costs directly linked to this transaction (see also paragraph 3.1.6). The total advisory costs related to the merger and payable partially in 2007, including those already recognized in 2006, is estimated at €105 million. Since the incremental costs are either dependant upon the successful outcome of the transaction or have not yet been incurred as at 31 December 2006, they are not recognized in 2006 and have not been provided for in the balance sheet as at 31 December 2006.

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

IAS 21 The Effects of Changes in Foreign Exchange Rates

As of 1 January 2006, the Group adopted the amendments to IAS 21. As a result, all exchange differences arising from a monetary item that forms part of the Group’s net investment in a foreign operation are recognized in a separate component of equity in the consolidated financial statements regardless of the currency in which the monetary item is denominated. This change has had no significant impact as at 31 December 2006 or 31 December 2005.

IAS 39 Financial Instruments: Recognition and Measurement

Amendment for financial guarantee contracts—amended the scope of IAS 39 to require financial guarantee contracts that are not considered to be insurance contracts to be recognized initially at fair value and to be remeasured at the higher of the amount determined in accordance with IAS 37 Provisions, Contingent Liabilities and Contingent Assets and the amount initially recognized less, when appropriate, cumulative amortisation recognized in accordance with IAS 18 Revenue. This amendment did not have any effect on the financial statements.

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

Amendment for the fair value option—This amendment limits the possibility to designate a financial asset or a financial liability (or a group of financial assets, financial liabilities or both) on initial recognition as at fair value through profit or loss. As a consequence, certain investments held by the Group that were previously classified as investments at fair value through profit or loss, have been reclassified as available-for-sale, as at 1 January 2006. These investments continue to be stated at fair value, while any resultant unrealised gains or losses are recognized directly in equity. Consequently, the comparative income statement has been restated to reverse a gain reported in 2005 arising from revaluation of available-for-sale investments for an amount of €2.1 million (€1.8 million after tax), and the consolidated statement of changes in equity has been adjusted accordingly. In the current reporting period, a total expense of €1.9 million (€1.7 million after tax) that would have been recognized in the income statement, has been recognized directly in equity. At the date of the de-designation, 1 January 2006, the fair value of these investments amounted to €20.3 million.

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

SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

In preparing its financial statements in conformity with IFRS, the Group makes estimates concerning a variety of matters, which affect the application of policies and reported amounts of assets and liabilities, income and expenses. Some of these matters are highly uncertain, and the Group’s estimates involve judgments it makes based on the information available to it.

The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period, or in the period of the revision and future periods if the revision affects both current and future periods.

The following discussion highlights the Group’s critical accounting policies and estimates. The Group considers an accounting principle or estimate to be critical if it involves significant judgments and estimates on the part of its management and changes to those judgments or estimates could have a material impact on the Group’s financial presentation. The discussion below addresses only those estimates that the Group considers the most important based on the degree of uncertainty and the likelihood of a material impact if a different estimate were used. There are other areas in which the Group uses estimates about uncertain matters, but for which the reasonably likely effect of changed or different estimates is not material to the Group’s financial presentation.

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

(iii) Associates

Associates are those entities in which the Group has significant influence, but not control, over the financial and operating policies. The consolidated financial statements include the Group’s share of the total recognized gains and losses of associates on an equity accounted basis, from the date that significant influence commences until the date that significant influence ceases.

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

(v) Minority interests

Minority interests represent the portion of profit and loss and net assets not held by the Group and are presented separately in the income statement and within equity in the consolidated balance sheet, separately from parent shareholders’ equity. Acquisitions of minority interests are accounted for using the “parent entity extension method”, whereby the difference between the consideration and the book value of the share of the net assets acquired is recognized as goodwill.

(vi) Business combinations

Business combinations are accounted for using the acquisition accounting method. This involves recognising identifiable assets and liabilities (including contingent liabilities) of the acquired business at fair value. Goodwill acquired in a business combination is initially measured at cost being the excess of the cost of the business combination over the Group’s interest in the net fair value of the acquiree’s identifiable assets, liabilities and contingent liabilities (see accounting policy H(i)). When subsidiaries are sold, the difference between the selling price and the net assets plus cumulative translation differences and unamortised goodwill is recognized in the income statement.

(C) Foreign currency translation

The consolidated financial statements are presented in euros, which is Euronext’s functional and presentation currency. Each entity in the Group determines its own functional currency and items included in the financial statements of each entity are measured using that functional currency.

(i) Foreign currency transactions

Transactions in foreign currencies are translated at the foreign exchange rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to euro at the foreign exchange rate ruling at that date. Such foreign exchange differences arising on translation are recognized in the income statement. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to euro at foreign exchange rates ruling at the dates the fair value was determined.

(ii) Financial statements of foreign operations

The assets and liabilities of foreign operations, including goodwill and fair value adjustments arising on consolidation, are translated to euro at foreign exchange rates ruling at the balance sheet date. The revenues and expenses of foreign operations are translated to euro at rates approximating to the foreign exchange rates ruling at the dates of the transactions. Foreign exchange differences arising on retranslation are recognized directly as a separate component of equity.

(iii) Net investment in foreign operations

Exchange differences arising from the translation of the net investment in foreign operations, including monetary items that provide a hedge against a net investment in a foreign operation, are taken to the reserve for currency translation differences. They are released into the income statement upon disposal of the foreign operation.

(D) Derivative financial instruments

The Group may use derivative financial instruments to hedge its exposure to interest rate and foreign currency risks arising from operational and financing activities. In accordance with its treasury policy, the Group does not hold or issue derivative financial instruments for speculative purposes. Derivatives that do not qualify for hedge accounting are accounted for as held-for-trading instruments.

Derivative financial instruments are recognized initially at cost. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognized immediately in profit or loss. However, where derivatives qualify for hedge accounting, recognition of any resultant gain or loss depends on the nature of the item being hedged (see accounting policy E).

(E) Hedging

(i) Cash flow hedges

Where a derivative financial instrument is designated as a hedge of the variability in cash flows of a recognized asset or liability or a highly probable forecasted transaction, the effective portion of any gain or loss on the measurement to fair value of the derivative financial instrument is recognized directly in equity, with the ineffective portion recognized immediately in the income statement.

(ii) Fair value hedges

The gain or loss that is attributable to the hedged risk on the changes in fair value of a recognized asset or liability or an unrecognized firm commitment designated as a hedged item is recognized in the income statement.

(iii) Hedge of net investment in foreign operation

The portion of the gain or loss on an instrument used to hedge a net investment in a foreign operation that is determined to be an effective hedge is recognized directly in equity. The ineffective portion is recognized immediately in the income statement.

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

An item of property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use or disposal. Any gain or loss arising on derecognition of the assets (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the income statement in the year the assets is derecognized.

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

(iii) Subsequent costs

The Group recognizes in the carrying amount of an item of property, plant and equipment the cost of replacing part of such an item when that cost is incurred and if it is probable that the future economic benefits embodied in the item will flow to the Group and the cost of the item can be measured reliably. All other costs are recognized in the income statement as an expense as incurred.

(iv) Depreciation

Depreciation is charged to the income statement on a straight-line basis over the estimated useful lives of each part of an item of property, plant and equipment. Land is not depreciated. The estimated useful lives are as follows:

Buildings:	5 - 40 years
IT-equipment:	2 - 3 years
Other equipment:	5 - 12 years
Vehicles:	3 - 4 years
Fixtures and fittings:	4 - 10 years

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

Negative goodwill arising on an acquisition is recognized directly in the income statement.

(ii) Research and development

Expenditure on research activities, undertaken with the prospect of gaining technical knowledge and understanding, is recognized in the income statement as an expense as incurred.

Expenditure on development activities, whereby research findings are applied to a plan or design for the production of new or substantially improved products and processes, is capitalised if the product or process is technically and commercially feasible, the cost can be measured reliably, and the Group has sufficient resources to complete development and intends to do so. The expenditure capitalised includes the cost of materials and direct labour. Other development expenditure is recognized in the income statement as an expense as incurred. Capitalised development expenditure is stated at cost less accumulated amortisation (see below) and impairment losses (accounting policy L).

(iii) Other intangible assets

Other intangible assets, which are acquired by the Group, are stated at cost less accumulated amortisation (see below) and impairment losses (see accounting policy L).

Expenditure on internally generated goodwill and brands is recognized in the income statements as an expense as incurred.

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

(v) Amortisation

Amortisation is charged to the income statement on a straight-line basis over the estimated useful lives of intangible assets unless such lives are indefinite. Goodwill and intangible assets with an indefinite useful life are tested for impairment at each balance sheet date. Other intangible assets are amortised from the date they are available for use. The estimated useful lives are as follows:

Goodwill (up to 31 December 2004):	5 - 20 years
Capitalised development costs & acquired licenses:	2 - 5 years
Patents:	5 years
Regulatory license:	Indefinite
Customer relationships:	5 - 20 years
Trade marks:	5 - Indefinite

(I) Investments

(i) Investments in debt and equity securities

Investments at fair value through profit or loss are classified as current assets and are stated at fair value, with any resultant gain or loss recognized in the income statement.

Where the Group has the positive intent and ability to hold debt securities to maturity, they are stated at amortised cost less impairment losses (see accounting policy L).

Other financial instruments held by the Group are classified as being available-for-sale and are stated at fair value, with any resultant gains or losses being recognized directly in equity, except for impairment losses and, in the case of monetary items such as debt securities, foreign exchange gains and losses. When these investments are derecognized, the cumulative gains or losses previously recognized directly in equity are recognized in the income statement. Where these investments are interest bearing, interest calculated using the effective interest method is recognized in the income statement.

The fair value of financial instruments at fair value through profit or loss and financial instruments available-for-sale is their market price at the balance sheet date.

(ii) Loans and receivables

Loans and receivables are measured at amortised cost using the effective interest method, with amortization, foreign currency gain or loss resulting from translation of the amortised cost and impairment losses recognized in the income statement.

(iii) Derecognition of financial assets

A financial asset is derecognized when:

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

An impairment loss is recognized whenever the carrying amount of an asset or its cash-generating unit exceeds its recoverable amount. Impairment losses are recognized in the income statement.

Impairment losses recognized in respect of cash-generating units are allocated first to reduce the carrying amount of any goodwill allocated to cash-generating units (group of units) and then, to reduce the carrying amount of the other assets in the unit (group of units) on a pro rata basis.

When a decline in the fair value of an available-for-sale financial asset has been recognized directly in equity and there is objective evidence that the asset is impaired, the cumulative loss that has been recognized directly in equity is recognized in the income statement even though the financial asset has not been derecognized. The amount of the cumulative loss that is recognized in the income statement is the difference between the acquisition cost and current fair value, less any impairment loss on that financial asset previously recognized in the income statement.

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

(ii) Reversals of impairment

An impairment loss in respect of a held-to-maturity security or receivable carried at amortised cost is reversed if the subsequent increase in recoverable amount can be related objectively to an event occurring after the impairment loss was recognized.

An impairment loss in respect of an investment in an equity instrument classified as available-for-sale is not reversed through the income statement. If the fair value of a debt instrument classified as available-for-sale increases and the increase can be objectively related to an event occurring after the impairment loss was recognized in the income statement, the impairment loss is reversed, with the amount of the reversal recognized in the income statement.

An impairment loss in respect of goodwill is not reversed.

In respect of other assets, an impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount.

An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortisation, if no impairment loss had been recognized.

(M) Share capital

(i) Repurchase of share capital

When share capital recognized as equity is repurchased, the amount of the consideration paid, including directly attributable costs, is recognized as a change in equity. Repurchased shares are classified as treasury shares and presented as a deduction from total equity. No gain or loss is recognized in the income statement on the purchase, sale, issue or cancellation of the Group’s own equity instruments.

(ii) Dividends

Dividends are recognized as a liability in the period in which they are declared.

(N) Financial liabilities

(i) Interest-bearing borrowings

Interest-bearing borrowings are recognized initially at fair value less attributable transaction costs. Subsequent to initial recognition, interest-bearing borrowings are stated at amortised cost with any difference between cost and redemption value being recognized in the income statement over the period of the borrowings on an effective interest basis. When borrowings are repurchased or settled before maturity, any differences between the amount repaid and the carrying amount is recognized immediately in the income statement.

(ii) Put options granted to minority shareholders of controlled subsidiaries

The Group has committed itself to acquiring minority shareholdings owned by third parties in certain less than 100%-owned subsidiaries that are included in the consolidation. Since these third parties have the ability, if they so wish, to decide to exercise their put options, IAS 32 requires that the present value of the exercise price of such options be recognized as a financial liability in the Consolidated Financial Statements with no minority interest recognized for accounting purposes. The difference, if any, between the present value of the exercise price and the minority interest that would otherwise be accounted for, is recognized as part of goodwill. The goodwill will be adjusted at each closing date to reflect the variation of the liability (due to changes in the exercise price of the options) and of the minority interest. Accordingly, there will be no impact on the income statement. If the option expires and is not exercised, the liability will be reversed together with the related goodwill and the minority interest will be reinstated with no impact on the income statement.

(iii) Put options granted to other shareholders of jointly controlled entities

A put option granted to a partner in a jointly controlled entity gives them the ability, if they so wish, to oblige Euronext to acquire their investment in the entity. This is a derivative instrument measured at fair value through profit or loss. The fair value of the option is determined as being the difference between the estimated exercise price and corresponding enterprise value determined on the basis of a discounted cash flow method. When the exercise price exceeds the enterprise value, a liability is recognized through the income statement.

(iv) Derecognition of financial liabilities

A financial liability is derecognized when the obligation under the liability is discharged, cancelled or expires.

(O) Employee benefits

(i) Defined contribution plans

Obligations for contributions to defined contribution pension plans are recognized as an expense in the income statement as incurred.

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

When the benefits of a plan are improved, the portion of the increased benefit relating to past service by employees is recognized as an expense in the income statement on a straight-line basis over the average period until the benefits become vested. To the extent that the benefits vest immediately, the expense is recognized immediately in the income statement.

In calculating the Group’s obligation in respect of a particular plan, to the extent that any cumulative unrecognized actuarial gain or loss exceeds 10 per cent of the greater of the present value of the defined benefit obligation and the fair value of plan assets, that portion is recognized in the income statement over the expected average remaining working lives of the employees participating in the plan. Otherwise, the actuarial gain or loss is not recognized.

Where the calculation results in a benefit to the Group, the recognized asset is limited to the net total of any unrecognized actuarial losses and past service costs and the present value of any future refunds from the plan or reductions in future contributions to the plan.

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

(iv) Share-based payment transactions

Share (option) programmes allow Group employees to acquire shares of Euronext N.V. The fair value of shares and options granted after 7 November 2002 is recognized as an employee expense with a corresponding increase in equity. The fair value is measured at grant date and spread over the period during which the employees become unconditionally entitled to the options. The fair value of the options granted is measured using a binomial lattice model, taking into account the terms and conditions upon which the options were granted. The amount recognized as an expense is adjusted to reflect the actual number of share options that vest except where forfeiture is due only to share prices not achieving the threshold for vesting.

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

(P) Provisions

A provision is recognized in the balance sheet when the Group has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. If the effect is material, provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and, where appropriate, the risks specific to the liability.

(i) Restructuring

A provision for restructuring is recognized when the Group has approved a detailed and formal restructuring plan, and the restructuring has either commenced or has been announced publicly. Future operating costs are not provided for.

(Q) Trade and other payables

Trade and other payables are stated at their amortised cost.

(R) Revenue

Revenues are attributed to the period to which they relate.

(i) Services rendered

Revenues from services rendered consist mainly of fees for executing transactions in shares, bonds, options and futures, which are recognized at the trade date and billed on a monthly basis. In addition, they include proceeds from the sale of exchange information and listing fees, which are initially reported as deferred income and recognized as income over the period in which the services should be provided.

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

(i) Operating lease payments

Payments made under operating leases are recognized in the income statement on a straight-line basis over the term of the lease. Lease incentives received are recognized in the income statement as an integral part of the total lease expense.

(ii) Finance lease payments

Minimum lease payments are apportioned between the finance charge and the reduction of the outstanding liability. The finance charge is allocated to each period during the lease term so as to produce a constant periodic rate of interest on the remaining balance of the liability.

(T) Net financing income

Net financing income comprises interest payable on borrowings calculated using the effective interest rate method, interest receivable on investments, revaluation of financial instruments at fair value through profit or loss, dividend income, foreign exchange gains and losses, gains and losses on disposals of financial instruments and gains and losses on hedging instruments that are recognized in the income statement.

Interest income is recognized in the income statement as it accrues, using the effective interest method. Dividends are recognized in the income statement on the date the right to receive payment is established which in the case of quoted securities is usually the ex-dividend date.

(U) Income tax

Income tax on the income statement for the year comprises current and deferred tax. Income tax is recognized in the income statement except to the extent that it relates to items recognized directly in equity, in which case it is recognized in equity.

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

A deferred tax asset is recognized only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. Deferred tax assets are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

Additional income taxes that arise from the distribution of dividends are recognized at the same time as the liability to pay the related dividend.

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

(W) Non-current assets held for sale and discontinued operations

When the carrying amount of a non-current asset (or disposal group) will be recovered principally through a sale transaction rather than through continuing use, such non-current assets (or group of assets and associated liabilities) are classified as held for sale. Immediately before classification of disposal groups as held for sale, the measurement of the assets (and all assets and liabilities in a disposal group) is brought up-to-date in accordance with applicable IFRSs. Then, on initial classification as held for sale, non-current assets and disposal groups are recognized at the lower of carrying amount and fair value less costs to sell. Non-current assets and disposal groups classified as held for sale are presented separately from other assets in the balance sheet. The liabilities of a disposal group classified as held for sale are presented separately from other liabilities in the balance sheet.

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

3.	NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.1 Notes to the consolidated income statements

3.1.1	Other income

3.1.2	Salaries and employee benefits

3.1.3	Depreciation

3.1.4	Goodwill amortisation

3.1.5	IT expenses

3.1.6	Office, telecom and consultancy

3.1.7	Accommodation

3.1.8	Marketing

3.1.9	Other expenses

3.1.10	Net financing income

3.1.11	Results on sale of associates and activities

3.1.12	Income from associates

3.1.13	Income tax expense

3.1.14	Minority interests

3.1.15	Earnings per share

3.1.1 Other income

In thousands of euros	2006	2005
Rent	3,804	3,914
Other	29,097	17,636

Total	32,901	21,550

Included in the line “Other” are various types of miscellaneous income such as dues for events, trademark royalties received and services supplied to LCH.Clearnet Group Ltd.

The increase in “other” in 2006 is largely explained by a service arrangement with AEMS. Recharges made by MTS to its non-consolidated investments further increase “other” income in 2006.

3.1.2 Salaries and employee benefits

In thousands of euros	2006	2005
Wages and salaries	192,501	190,757
Compulsory social security contributions	44,553	44,230
Pension expenses	10,327	13,635
Employee profit sharing	9,040	6,828
Increase/(reduction) early retirement plan	(540)	467
Temporary staff	2,886	2,076
Training	2,710	2,205
Provisions made, net of releases	248	550
Other	16,586	10,512

	278,311	271,260

Less:
Salaries capitalized under “Development costs”	—	4,496
Costs reimbursed by related and third parties	2,926	2,404

Total	275,385	264,360

Pension expenses include €7.5 million related to defined contribution plans (2005: €8.1 million) and €2.8 million related to defined benefit plans (2005: €5.5 million).

The number of employees (full time equivalents “FTE’s”) at the end of the year is as follows:

	2006	2005
Euronext (excluding GL TRADE)	1,169	1,219
GL TRADE	1,155	1,083

Total	2,324	2,302

The analysis of FTE’s per activity is as follows:

Activity	2006	2005
SBU Cash & Listing	220	232
SBU Derivatives	288	300
SBU Information Services(1)	167	60
Settlement and Custody(2)	38	140
Support—Finance/General Services	137	152
Support—Legal/Audit	86	83
Support—Human Resources	41	40
Support—Corporate Information Services	37	40
Support—Business Strategy(4)	—	—
MTS(3)	49	50
Other (including recharged staff)	106	122

Sub total	1,169	1,219
GL TRADE(5)	1,155	1,083

Total	2,324	2,302

(1):	includes Companynews Group (25) and Hugin (81) in 2006

(2):	includes CIK (99) in 2005

(3):	reflects 58 (51%) of MTS Spa, 36 EuroMTS Ltd and 2 MTS Next in 2006

(4):	FTE related to Business Strategy as from 2005 have been allocated to support units

(5):	includes FTE related to newly acquired EMOS (10) and Nyfix (42), and recruitment of Tunisian employees in 2006

3.1.3 Depreciation

In thousands of euros	2006	2005
Depreciation of tangible fixed assets	9,944	22,335
Depreciation of investment property	307	—
Amortisation of intangible fixed assets	22,332	30,305
Costs reimbursed by related and third parties	—	(2,953)

Total	32,583	49,687

The decrease in depreciation in 2006 and 2005 is mainly due to the transfer of LIFFE Market Solutions IT-related tangible and intangible assets to Atos Euronext Market Solutions Holding S.A.S. as from 1 July 2005.

3.1.4 Goodwill amortisation

With the application of IFRS 3 and the subsequent changes in IAS 36 and IAS 38, from 1 January 2005 goodwill is no longer amortised.

3.1.5 IT expenses

In thousands of euros	2006	2005
Running costs	135,903	101,382
Network costs	9,579	19,522
Office automation	8,159	7,972
Development costs and projects	9,590	7,545
Other	2,945	3,351

Total	166,176	139,772

The increase of IT expenses is due to the transfer of LIFFE Market Solutions to Atos Euronext Market Solutions. Certain staff, depreciation and consultancy expenses that were previously internal costs are now invoiced by Atos Euronext Market Solutions.

3.1.6 Office, telecom and consultancy

In thousands of euros	2006	2005
Office equipment	2,929	3,412
Travel, missions and receptions	14,288	13,074
Telecom	8,766	9,314
Insurance	5,477	6,407
Data information	11,564	10,285
Legal consultancy	7,518	4,782
Accounting and fiscal consultancy	5,407	5,251
Business system consultancy	2,010	1,910
Third party contractors	—	10,111
Other	72,130	34,239

Total	130,089	98,785

The increase in other office, telecom and consultancy costs is largely due to consultancy costs in relation to the corporate projects. Project costs directly related to the NYSE Euronext combination amounted to €40.6 million. The other office, telecom and consultancy costs as at 31 December 2005 contain offsetting capital recharges for €5.6 million that were connected to the LIFFE Market Solutions activities, which were disposed of in July 2005.

The decrease in Third party contractors’ expenses is due to the transfer of LIFFE Market Solutions to Atos Euronext Market Solutions Holding S.A.S.

3.1.7 Accommodation

In thousands of euros	2006	2005
Rent of buildings	32,962	34,711
Security	2,497	3,495
Gas, water and electricity	4,149	4,160
Maintenance	4,806	6,793
Cleaning	2,394	2,825
Other	2,880	1,780
Costs reimbursed by related and third parties	(5,330)	(3,653)

Total	44,358	50,111

3.1.8 Marketing

In thousands of euros	2006	2005
Advertising and press relations	7,517	5,538
Presentations	1,168	1,027
Events	3,137	1,788
Sponsoring	3,402	1,743
Foreign offices	2,481	2,396
Other	2,590	3,094

Total	20,295	15,586

3.1.9 Other expenses

In thousands of euros	2006	2005
Commissions	663	375
Irrecoverable VAT	9,136	6,997
Administration & taxes	7,311	5,550
Regulatory fees	7,072	8,224
Production costs Information Services	1,218	1,027
Other	(1,103)	2,915

Total	24,297	25,088

3.1.10 Net financing income

In thousands of euros	2006	2005
		(*restated)
Interest income	22,733	22,340
Interest expenses	(20,911)	(19,744)
Net foreign exchange loss	54	977
Investments:
Gain on disposal	(430)	322
Revaluation of assets to fair value	5,129	5,310
Other	4,938	2,101

Total	11,513	11,306

*)	See changes in accounting policies

The “Revaluation of assets to fair value” includes the revaluation to fair value of money market funds (see note 3.2.9) for an amount of €5.3 million at 31 December 2006.

3.1.11 Results on sale of associates and activities

In thousands of euros	2006	2005
CIK S.A./N.V.	15,469	—
LIFFE Market Solutions	—	4,963
Bourse Connect	—	4,091
Cote Bleue S.A.	—	—
Other	(75)	—

Total	15,394	9,054

The gain on sale of associates and activities largely relates to the sale of CIK S.A./N.V., the central securities depository of Belgium, to Euroclear plc (see also note 3.8).

As at 1 July 2005, the Group contributed the assets and operations of LIFFE Market Solutions (LMS), the IT division of Euronext.LIFFE to a newly formed company Atos Euronext Market Solutions Holding SAS (AEMS) that resulted in a capital gain of €5.0 million, after intercompany elimination.

Under the same agreement GL TRADE sold its 34.37% stake in Bourse Connect to AEMS, which led to a capital gain of €4.1 million, after intercompany elimination.

3.1.12 Income from associates

In thousands of euros	2006	2005
Group’s share in net profit of LCH.Clearnet	36,898	14,915
Intercompany elimination of Revenue Guarantee	—	(3,000)
Amortisation of goodwill recognized on acquisition of LCH.Clearnet	—	—

Net income from LCH.Clearnet	36,898	11,915
Atos Euronext Market Solutions	15,413	4,371
AtosEuronext	—	617
Bourse Connect	—	886
Powernext	1,077	447
ENDEX N.V.	36	(27)
NextInfo S.A./N.V.	191	247
Other	124	—

Total	53,739	18,456

In June 2006, LCH.Clearnet decided not to pursue the development of the Generic Clearing System within its technology strategy. In relation to this, LCH.Clearnet recognized an impairment charge of €47.8 million (in addition to an impairment charge of €20.1 million that was already recognized on the Generic Clearing System in 2005).

The Group’s share in this impairment charge is included in its income from LCH.Clearnet and amounts to €14.3 million in 2006.

3.1.13 Income tax expense

Recognized in the income statement

In thousands of euros	2006	2005
Current tax expense
Current year	132,289	96,285
Adjustment for prior years	(5,961)	(1,874)
	126,328	94,411
Deferred tax expense
Origination and reversal of temporary differences	917	6,969
Reduction in tax rate	(10,912)	2,503
Adjustment for prior years	(314)	48
	(10,309)	9,520

Total income tax expense in the income statement	116,019	103,931

Reconciliation of effective tax charge

In thousands of euros	2006	2005
Profit before tax	489,654	357,294
Income tax using the domestic corporation tax rates	159,243	117,165
(Partial) exempt capital gains	(4,993)	(1,923)
Other tax-exempt income	(23,190)	(9,783)
Non-deductible expenses	2,147	298
Under/(over)-provided in prior years	(6,276)	(1,826)
Other	(10,912)	—

Total	116,019	103,931

The “Other tax-exempt income” reflects principally the income from associates and certain other tax-exempt investments.

The French government has enacted legislation during 2004 through which the tax on capital gains will be reduced in the years up to 2007. A change in the expected term of liquidation of the related positions leads to an adaptation of the applicable capital gain tax rate and recognition of a reduction of income tax of €10.9 million in 2006. The reduction is reported as “Other”.

Modifications made for the comparative period (see also note 2 “Changes in accounting principles”) lead to a decrease of the tax charge of €0.3 million in 2005.

3.1.14 Minority interests

In thousands of euros	2006	2005
GL TRADE/Financière Montmartre	9,939	13,425
MTS	1,917	(16)

Total	11,856	13,409

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

3.1.15 Earnings per share

Basic earnings per share

The calculation of basic earnings per share is based on the net profit attributable to ordinary shareholders and a weighted average number of ordinary shares outstanding during the period, calculated as follows:

Net profit attributable to shares

In thousands of euros	2006	2005
Profit for the period	373,635	253,363
Profit attributable to shareholders of Euronext	361,779	239,954
Weighted average number of ordinary shares:
Ordinary shares at beginning of the period	112,557,259	122,111,972
Average number of own shares	(1,342,598)	(11,508,910)

Weighted average number of ordinary shares	111,214,661	110,603,062
Basic EPS (in euros)	3.25	2.17
Weighted average number of ordinary shares (diluted):
Weighted average number of ordinary shares	111,214,661	110,603,062
Effect of stock option schemes	923,989	502,328

Weighted average number of ordinary shares (diluted)	112,138,650	111,105,390
Diluted EPS (in euros)	3.23	2.16

3.2 Notes to the consolidated balance sheets

3.2.1	Property and equipment

3.2.2	Investment property

3.2.3	Intangible assets

3.2.4	Investments in associates

3.2.5	Other investments (non-current)

3.2.6	Other receivables (non-current)

3.2.7	Deferred tax assets and liabilities

3.2.8	Other receivables

3.2.9	Short term financial investments

3.2.10	Cash and cash equivalents

3.2.11	Group capital and reserves

3.2.12	Minority interests

3.2.13	Financial liabilities

3.2.14	Employee benefits

3.2.15	Other provisions

3.2.16	Other payables

3.2.1 Property and equipment

	2006			2005
In thousands of euros	Land & Buildings	Equipment owned	Total	Land & Buildings	Equipment owned	Total
Cost
Balance at beginning of the year	118,613	161,741	280,354	117,008	330,161	447,169
Effect of exchange rate differences	1,496	(133)	1,363	2,183	3,075	5,258
Reclassifications	(3,691)	3,691	—	—	—	—
Acquisitions through business combinations	—	2,338	2,338	447	1,280	1,727
Other acquisitions from external third parties	153	6,284	6,437	544	6,729	7,273
Reclassifications to investment property	(8,010)	—	(8,010)	—	—	—
Contribution to Atos Euronext Market Solutions	—	—	—	—	(146,166)	(146,166)
Reclassifications to disposal group’s assets classified as held for sale	—	—	—	(120)	(7,413)	(7,533)
Other disposals and write-offs	(47,002)	(53,099)	(100,101)	(1,449)	(25,925)	(27,374)

Balance at end of the year	61,559	120,822	182,381	118,613	161,741	280,354

Depreciation and impairment losses
Balance at beginning of the year	81,790	147,859	229,649	75,896	282,712	358,608
Effect of exchange rate differences	1,306	(12)	1,294	1,815	2,383	4,198
Reclassifications	—	—	—	—	—	—
Depreciation charge for the year	3,095	6,849	9,944	5,211	17,124	22,335
Acquisitions through business combinations	—	1,675	1,675	253	785	1,038
Reclassifications to investment property	(2,982)	—	(2,982)	—	—	—
Contribution to Atos Euronext Market Solutions	—	—	—	—	(124,529)	(124,529)
Reclassifications to disposal group’s assets classified as held for sale	—	—	—	(120)	(6,527)	(6,647)
Other disposals and write-offs	(47,002)	(52,938)	(99,940)	(1,265)	(24,089)	(25,354)

Balance at end of the year	36,207	103,433	139,640	81,790	147,859	229,649

Carrying amount
At beginning of the year	36,823	13,882	50,705	41,112	47,449	88,561

At end of the year	25,352	17,389	42,741	36,823	13,882	50,705

3.2.2 Investment property

In thousands of euros	2006	2005
Cost
Balance at beginning of the year	—	—
Additions (subsequent expenditure)	7	—
Reclassifications from property and equipment	8,010	—

Balance at end of the year	8,017	—

Depreciation and impairment losses
Balance at beginning of the year	—	—
Depreciation charge for the year	307	—
Reclassifications from property and equipment	2,982	—

Balance at end of the year	3,289	—

Carrying amount
At beginning of the year		—

At end of the year	4,728	—

The fair value of investment property amounts to €5 million. This value has been determined based on valuations performed by an accredited independent valuer as of 1 January 2006 and has not changed significantly during the year. The fair value represents the amount at which the assets could be exchanged between a knowledgeable, willing buyer and a knowledgeable, willing seller in an arm’s length transaction at the date of valuation, in accordance with International Valuation Standard Committee standards. Investment property generated €1.3 million of rental income in 2006. Operating expenses that are directly related to the investment property amounted to €0.5 million in 2006.

3.2.3 Intangible assets

	2006				2005
In thousands of euros	Goodwill	Patents & Trademarks	Development costs	Total	Goodwill	Patents & Trademarks	Development costs	Total
Cost
Balance at beginning of the year	954,118	4,504	115,655	1,074,277	853,640	9,209	277,804	1,140,653
Effect of exchange rate differences	8,646	(39)	890	9,497	16,308	15	2,242	18,565
Reclassifications	—	4,176	(4,176)	—	—	—	—	—
Internally developed	—	—	—	—	—	—	13,765	13,765
Acquisitions through business combinations	—	70	1,102	1,172	—	—	5,381	5,381
Other acquisitions	76,107	5	29,207	105,319	85,100	666	19,639	105,405
Fair value of acquired assets	(26,587)	66,082	—	39,495	3,086	—	7,129	10,215
Change in present value financial liabilities	(2,205)	—	—	(2,205)	—	—	—	—
Contribution to AEMS	—	—	—	—	—	—	(136,832)	(136,832)
Reclassifications to disposal group’s assets classified as held for sale	—	(3,560)	—	(3,560)	(4,016)	(307)	(4,219)	(8,542)
Other disposals and write-off	(3,568)	(1,914)	(17,518)	(23,000)	—	(5,079)	(69,254)	(74,333)

Balance at end of the year	1,006,511	69,324	125,160	1,200,995	954,118	4,504	115,655	1,074,277

Amortisation and impairment losses
Balance at beginning of the year	154,354	3,606	78,577	236,537	156,260	8,200	204,383	368,843
Effect of exchange rate differences	1,503	4	326	1,833	2,110	(4)	1,515	3,621
Reclassifications	—	1,265	(1,265)	—	—	—	—	—
Amortisation charge for the year	—	1,924	20,408	22,332	—	489	29,816	30,305
Acquisitions through business combinations	—	60	718	778	—	—	4,816	4,816
Contribution to AEMS	—	—	—	—	—	—	(92,444)	(92,444)
Reclassifications to disposal group’s assets classified as held for sale	—	(3,000)	—	(3,000)	(4,016)	—	(2,830)	(6,846)
Other disposals and write-off	(3,568)	(1,914)	(17,491)	(22,973)	—	(5,079)	(66,679)	(71,758)

Balance at end of the year	152,289	1,945	81,273	235,507	154,354	3,606	78,577	236,537

Carrying amount
At beginning of the year	799,764	898	37,078	837,740	697,380	1,009	73,421	771,810

At end of the year	854,222	67,379	43,887	965,488	799,764	898	37,078	837,740

Further reference is made to paragraph 3.8 “Acquisitions and disposal of subsidiaries”.

Amortisation

The amortisation is recognized in the line item “Depreciation” in the income statement (see also note 3.1.3).

Cash-generating units including goodwill and impairment tests

The carrying amount of goodwill has been allocated to the following cash-generating units, generating independent cash flows:

In thousands of euros	2006	2005
Cash trading	97,407	97,407
Listing	25,934	25,934
Derivatives trading	412,810	404,979
MTS fixed income	53,440	78,700
Information services	94,782	66,935
Settlement and custody	34,152	34,152
Sale of software	135,697	91,657

Total	854,222	799,764

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

3.2.4 Investments in associates

In thousands of euros	2006	2005
Balance at beginning of the year	393,558	277,827
Currency exchange rate differences	1,661	2,413
Contribution to Atos Euronext Market Solutions	—	97,546
Acquisitions and capital contributions	—	—
Disposals	—	(873)
Reclassifications to disposal group’s assets classified as held for sale	(301,368)	—
Effect of business combinations	—	1,206
Result for the year	53,739	18,456
Dividends received	(293)	(1,928)
Other	—	(1,089)

Balance at end of the year	147,297	393,558

Reclassifications to disposal group’s assets classified as held for sale

In relation to the envisaged sale of the larger part of ordinary shares in LCH.Clearnet (see also paragraph 3.8), the investment in associate LCH.Clearnet has been reclassified into “Disposal group’s assets classified as held for sale”.

Atos Euronext Market Solutions Holding (prior to 1 July 2005: AtosEuronext SBF)

In 2005, the Group contributed its 50% stake in AtosEuronext SBF and the assets and operations of LIFFE Market Solutions (LMS), the IT division of Liffe to Atos Euronext Market Solutions Holding in exchange for a 50% interest in that newly created company. While the Group holds a 50% interest in Atos Euronext Market Solutions Holding, it does not control this associate.

The composition of the investments in associates and joint ventures is as follows:

In thousands of euros		% held in share capital		Carrying Amount
Associates	Country	2006	2005	2006	2005
Atos Euronext SBF S.A.	France	—	—	—	—
Atos Euronext Market Solutions:	France
Goodwill recognized on acquisition				53,400	53,400
Share in equity		50.00	50.00	86,866	70,480

				140,266	123,880
NextInfo S.A./N.V.	Belgium	48.96	48.96	367	423
Bourse Connect S.A.	France	—	—	—	—
Powernext	France	33.97	34.00	4,318	3,237
LCH.Clearnet:
Goodwill recognized on acquisition	United Kingdom			—	233,189
Share in equity/result		—	24.90	—	30,664

				—	263,853
Associates held by MTS				1,251	1,205
ENDEX N.V. *)	Netherlands	9.89	9.89	829	812
Other				266	148

Total				147,297	393,558

*)	Being represented at the Board of Directors of Endex N.V., Euronext considers in view of paragraph IAS 28,7(a) to exercise a significant influence over Endex N.V.

A summary of financial information of associates at 31 December 2006 is as follows (100%) *)

In thousands of euros	Assets	Liabilities	Equity	Revenues	Profit
Atos Euronext Market Solutions	503,082	151,182	351,900	346,656	23,831
LCH.Clearnet	274,087,102	273,387,808	699,294	443,692	123,649
Powernext	22,176	9,342	12,834	11,883	2,765
NextInfo S.A./N.V.	1,271	522	749	3,346	391
ENDEX N.V.	9,351	968	8,383	3,408	301

*)	To determine the Group’s share in accordance with its accounting principles, certain restatements were made to the assets and liabilities and results of associates and joint ventures. The information presented, however, is taken directly from the data reported by the entities and thus before any such restatements.

3.2.5 Other investments (non-current)

In thousands of euros	2006	2005
Debt securities (available-for-sale)	—	199,218
Equity securities (available-for-sale)	204,881	182,881
Other investments	981	1,117

Total	205,862	383,216

Debt securities (available-for-sale)

The Group holds 16.6% of redeemable convertible preference shares in LCH.Clearnet. The redeemable convertible preference shares bear an interest of the higher of six-month Euro LIBOR plus 125 basis points and the dividends actually paid on ordinary shares. In view thereof their fair value is still considered to coincide with the initial recognized amount. In relation to the envisaged sale (see also paragraph 3.8), the RCPS have been reclassified into “Disposal group’s assets classified as held for sale” at 31 December 2006.

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

3.2.6 Other receivables (non-current)

In thousands of euros	2006	2005
Deposits (leases & rentals)	2,939	2,938
Loans to the Chicago Board of Trade	—	—
Loans to staff	326	505
Other	13,027	7,120

Total	16,292	10,563

Other receivables contain a €10.0 million floating-rate deposit with a French system for inter-bank settlements (2005: €5.0 million). The carrying amount of non current receivables is a reasonable approximation of their fair value.

The €21.4 million drawn under the GBP 18 million loan facility to the Chicago Board of Trade was repayable in three yearly installments and was collateralised by a GBP 15 million bank guarantee. An upfront interest of 10.91% equivalent to approximately 6.0% per annum has been received. This loan is part of the assets and liabilities of LIFFE Market Solutions that were contributed to Atos Euronext Market Solutions Holding S.A.S. at 1 July 2005.

3.2.7 Deferred tax assets and liabilities

Deferred tax assets and liabilities have been recognized with respect to the following items:

	2006		2005
In thousands of euros	Asset	Liability	Asset	Liability
Property and equipment	160	2,424	626	3,050
Intangible assets	—	26,981	—	2,136
Investments	—	3,241	—	17,088
Employee benefits	11,999	—	6,296	416
Provisions	3,204	328	2,677	—
Other items	2,756	—	2,851	575

Net position in balance sheet	18,119	32,974	12,450	23,265

Movements in temporary differences during the year

Movements in deferred tax assets 2006

In thousands of euros	Property and equipment	Intangible assets	Invest- ments	Employee benefits	Provisions	Other items	2006
Balance at beginning of the year	626	—	—	6,296	2,677	2,851	12,450
Recognized in income	(153)	—	447	342	112	(1,090)	(342)
Recognized directly in equity	3	(24)	—	6,234	—	(36)	6,177
Reclassified	(316)	24	(447)	(873)	415	(296)	(1,493)
Effect of business combinations	—	—	—	—	—	—	—
Adjustments goodwill on 2005 acquisitions	—	—	—	—	—	1,327	1,327

Balance at end of the year	160	—	—	11,999	3,204	2,756	18,119

Movements in deferred tax liabilities

In thousands of euros	Property and equipment	Intangible assets	Invest- ments	Employee benefits	Provisions	Other items	2006
Balance at beginning of the year	3,050	2,136	17,088	416	—	575	23,265
Recognized in income	(304)	(299)	(10,757)	335	16	358	(10,651)
Recognized directly in equity	—	(112)	337	—	—	—	225
Reclassified	(322)	424	(3,427)	(751)	312	(920)	(4,684)
Effect of business combinations	—	—	—	—	—	—	—
Adjustments goodwill on 2005 acquisitions	—	24,832	—	—	—	(13)	24,819

Balance at end of the year	2,424	26,981	3,241	—	328	—	32,974

The effect of a re-calculation of deferred tax that was recognized on the sale of Clearnet to LCH.Clearnet in Paris at the reduced capital gain tax rate applicable from 2007 onwards results in a decrease of the deferred tax liabilities related to the Investments.

Where allowed, deferred tax assets have been netted with deferred tax liabilities (see ‘Reclassified’ in tables above). In addition, deferred tax linked to the deferred capital gain with LCH.Clearnet is reclassified to “Liabilities directly associated with disposal group assets held for sale” (see also note 3.8) and a current tax asset of €0.2 million was re-classified as a deferred tax asset.

3.2.8 Other receivables

In thousands of euros	2006	2005
Other trade receivables	174,747	197,358
Non-trade receivables	6,558	3,677

Total	181,305	201,035

3.2.9 Short-term financial investments

In thousands of euros	2006	2005
Equity securities (available for sale)	18,544	20,449
Money market funds	9,420	10,699
Short-term interest investments	140,203	231,643
Interest rate swap	—	2,270

Total	168,167	265,061

Equity securities

Equity securities principally include an investment in AtosOrigin S.A. (0.49% of its outstanding shares). The carrying amount of this investment decreased by €3.5 million to €14.6 million following a revaluation to reflect the lower market value of the shares at 31 December 2006. Due to an amendment of IAS 39 (see note 2 ‘Changes in accounting policies’), equity securities included in the Short-term financial investments are classified as “Available for sale” as from 1 January 2006 with comparative information restated.

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

Interest rate swap

See note 3.2.13 (Financial liabilities—Interest rate swap)

3.2.10 Cash and cash equivalents

In thousands of euros	2006	2005
Cash	361	111
Bank balances	95,723	163,484
Money market funds	201,474	211,068
Other short-term interest investments	118,692	54,860

Total	416,250	429,523

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

Money market funds, including funds booked in the caption “Short term financial investments” (note 3.2.9), have a weighted average volatility of 0.14%. At 31 December 2006, part of the money market funds (€191.2 million) are classified as available for sale and part (€10.3 million) are classified at fair value through profit and loss. In 2005, money market funds were all classified at fair value through profit and loss.

3.2.11 Group capital and reserves

In thousands of euros	2006	2005
Issued capital	675,343	112,557
Share premium	180,486	1,080,944
Reserve for own shares	14,079	647
Retained earnings	829,531	566,451
Revaluation reserve	1,044	1,738
Currency exchange differences	(33,467)	(41,081)

Total	1,667,016	1,721,256

Issued capital

The authorized share capital of Euronext amounts to €1,200,000,000 representing 200,000,000 ordinary shares with a par value of €6 per share. The movement schedule for the reporting period is as follows:

	2006		2005
	Number of shares	Nominal value in thousands of euros	Number of shares	Nominal value in thousands of euros
Position as at 1 January	112,557,259	112,557	122,111,972	122,112
Increase nominal value	—	900,458	—	—
Share capital repayment	—	(337,672)	—	—
Outstanding shares cancelled in the period	—		(9,554,713)	(9,555)

Position as at end of the period	112,557,259	675,343	112,557,259	112,557

The Annual General Meeting of 23 May 2006 approved an increase of the nominal value per ordinary share from €1.00 to €9.00. The balance of €8.00 was transferred from the portion of the share premium reserve that was recognized as capital for Dutch tax purposes by representing the conversion of that share premium into share capital. Subsequently, the Annual General Meeting agreed on a reduction of the nominal value by €3.00 to €6.00, with a payment of €3.00 per share to the shareholders.

Share premium

The share premium at the end of the period reflects the difference between the value attributed to the shares received from SBF, BXS and AEX and the nominal value of the shares issued by Euronext. It also reflects the difference between the market price of the Euronext shares at acquisition date of the BVLP shares (€20.63) and the par value of these Euronext shares, totaling €95 million. Due to cancellation of shares in 2005, the share premium decreased with the average share premium of €9.60 for each cancelled share. In August 2006 a transfer of €8.00 per issued share to Issued capital (see also previous paragraph), resulted in a further decrease of share premium by €900.5 million.

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

The movement schedule is as follows:

	2006		2005
	Number of shares	Costs in thousands of euros	Number of shares	Costs in thousands of euros
Balance at the beginning of the year	1,720,610	647	11,758,490	(227,073)
Share capital repayment on treasury shares	—	3,858	—	—
Share Repurchase Program—Liquidity contract	(20,616)	1,684	(57,469)	1,955
Share Repurchase Program—Share buy-back	—	—	—	(774)
Share Repurchase Program—Cancellation own shares	—	—	(9,554,713)	220,723
Exercise of options	(590,479)	7,890	(425,698)	5,816

Balance at end of the year	1,109,515	14,079	1,720,610	647

Share capital repayment on treasury shares

Share capital repayments (see also paragraph “Issued capital”) made on treasury shares resulted in a movement of €3.9 million in the reporting period.

Share Repurchase Program

Liquidity contract

An increase of the reserve for own shares of €1.7 million during the reporting period relates to the transactions in Euronext shares made under the Share Repurchase Program by the liquidity provider on behalf of the Group. These transactions are made with the purpose of stabilising the share price. As at 31 December 2006 Euronext holds 45,025 shares under the liquidity contract (31 December 2005: 65,641 shares).

Share buy-back

No additional shares were purchased under this part of the program in 2006 or 2005, but withholding tax related to shares bought increased the cost of the repurchased shares by €0.8 million in 2005.

Cancellation own shares

At 30 May 2005, Euronext cancelled 9,554,713 shares pursuant to its share buy-back program in 2004, with a total cost of €220.7 million. The cancellation of the shares acquired under the Share Repurchase Program was registered with the AMF (the French securities supervisor) on 9 May 2005 under the authorization granted by the Annual General Meeting of 26 May 2004.

Exercise of options

As at 31 December 2006, the reserve for own shares comprises 985,452 shares (31 December 2005: 1,270,841) held by Euronext and its subsidiaries and 79,038 shares held by the Stichting Option Plan SBF, a consolidated entity (31 December 2005: 384,128). These shares are held in stock to cover the Group’s employee stock option plans (see also 3.2.14 “Employee benefits provisions”).

In the reporting period, following the exercise of stock options held by employees, 305,090 shares were sold in relation to the SBF Stock Option Scheme, which resulted in a movement of €1.7 million in the Reserve for own shares. In addition, 285,389 shares were sold in relation to the Euronext Stock Option Schemes 2001 and 2002, leading to an increase of the Reserve for own shares of €6.2 million (see also 3.2.14 “Employee benefits provisions”).

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

Other movements in retained earnings

Costs related to share-based payment transactions in the period are included in the other movements in retained earnings for an amount of €7.4 million. Furthermore, €5.3 million of net income tax benefits related to treasury shares and share-based payment transactions has been recognized directly in equity.

Revaluation reserve

Changes in fair value of available-for-sale financial instruments gave rise to a €0.7 million decrease of the Revaluation reserve.

Currency exchange differences

The assets and liabilities of foreign (non-euro) operations, including the goodwill paid, are translated to euro at foreign exchange rates according to Euronext’s accounting principles, resulting in a positive currency exchange difference of €7.6 million for 2006.

3.2.12 Minority interests

In thousands of euros	2006	2005
GL TRADE/Financière Montmartre	27,976	29,111
MTS	22,745	4,483

Total	50,721	33,594

Further reference is made to paragraph 3.8.

3.2.13 Financial liabilities

In thousands of euros Non-current financial liabilities	2006	2005
Loans and borrowings
Bond loan	367,192	368,157
Bank borrowings	10,123	9,000
Put option granted to minority shareholders	5,722	—

Total	383,037	377,157

Current financial liabilities	2006	2005
Loans and borrowings
Bank borrowings	92,753	3,193
Loan notes	5,029	5,652
Other financial liabilities
Interest rate swap	6,543	—
Bank overdrafts	1,163	—
Put option granted to minority shareholders	36,100	18,567
Other short-term financial liabilities	960	81

Total	142,548	27,493

Net financial indebtedness	2006	2005
Non-current financial liabilities	383,037	377,157
Current financial liabilities	142,548	27,493
Short-term financial investments	(168,167)	(265,061)
Cash and cash equivalents	(416,250)	(429,523)

Total	(58,832)	(289,934)

Bond loan (non-current)

On 9 February 2004, the Group issued a £250 million 5.125% fixed-rate bond maturing on 16 June 2009 with a view to lengthening the profile and significantly reducing the cost of the Group’s existing debt. The all-in cost of this financing, which was swapped to floating rate, amounts to 23 basis points over 3-month Libor, reported as interest expense. This bond does not contain any financial covenant nor material customary provision, which may lead to an early redemption. It is recognized in the balance sheet at amortised cost, with directly related costs of issuing debt deducted from the amount of debt originally recognized and, together with transaction costs and issue premiums, amortised over the life of the debt using the effective interest rate of the transaction. The price risk affecting the fixed rate bond is hedged by an interest rate swap. The carrying amount of the bond is adjusted for the gain or loss attributable to the hedged interest rate risk, with such gain or loss recognized in profit and loss and mostly offset by gain or loss from re-measuring the hedging swap at fair value through profit and loss. As a consequence, the carrying amount of the bond is a reasonable approximation of its fair value. The carrying amount of the bond is also adjusted for changes in €/£ currency rates with the resulting gain and loss recognized in profit and loss. In the reporting period, the book value of the bond loan decreased by €1.0 million due to a €0.4 million increase in amortised costs, a €8.8 million negative adjustment for the fair value fluctuation of the interest rate risk hedged (offset by an almost similar adjustment to the fair value of the interest rate swap hedging instrument (see below Interest rate swap ) and a €7.4 million positive currency revaluation.

Bank borrowings (non-current and current)

On 4 August 2006, the Group entered into a €300 million multi-currency revolving bank facility maturing on 4 August 2011. Borrowings under this facility can be drawn for general corporate purposes upon request of the borrower for a total aggregate amount up to €300 million. As at 31 December 2006, borrowings in euro drawn under this facility in aggregate amount to €70.0 million and borrowings in pounds sterling drawn under this facility in aggregate amount to £11.0 million (€16.4 million). No guarantees were provided for this facility and this facility does not contain any financial covenants or other provisions that could lead to early redemption, other than customary events of default provisions and change of control provisions.

On 24 June 2004, GL TRADE entered into a five year banking facility agreement for an amount of €15 million. This facility is indexed on Euribor with a floor rate, falls due on 24 June 2009 and includes a capital redemption of €3.0 million per year. As at 31 December 2006, the outstanding facility amounts to €9.0 million of which €4.5 million are classified as current loans and borrowings. On 31 August 2006, GL TRADE entered into an additional five year banking facility agreement indexed on Euribor with a floor rate for an amount of €7 million of which €1.4 million are classified as current loans and borrowings at 31 December 2006. No guarantees were provided for these loans.

The carrying amount of these borrowings is a reasonable approximation of their fair value.

Loan notes (current)

In connection with the acquisition of Liffe, the Group also issued variable rate guaranteed unsecured loan notes redeemable at the holders’ request or on 7 January 2007 at the latest. The outstanding loan notes are reported in the current loans and borrowings for €5.0 million (£3.4 million).

Put options granted to minority shareholders

GL TRADE founders are granted a put option on up to 10.5% of GL TRADE share capital as at 30 June 2004. The option can be exercised at any moment after 28 February 2006. The exercise price has been set at the average market value of the previous 40 trading days, less 1 euro. The present value of the exercise price of the option is reflected as a current financial liability. The difference between the exercise price of the put option and the corresponding minority interest has been recognized as goodwill.

GL TRADE has granted put options to minority shareholders of the companies Glesia and GL TRADE America Inc., which GL TRADE controls. The put option related to GL TRADE America Inc. has been exercised during the third quarter of 2006.

Euronext has granted Borsa Italiana a put option on its 49% stake in MBE Holding, the 51:49% Euronext/Borsa Italiana holding company controlling MTS. The option is exercisable at any time until 2010. As MBE Holding is jointly controlled by the Group and Borsa Italiana, and is proportionally consolidated at 51% by the Group, the put option is treated as a derivative financial instrument. The fair value of this option is determined as being the difference between the estimated exercise price and 49% of the enterprise value determined on the basis of a discounted cash flow method. When the exercise price exceeds the enterprise value, a liability is recognized. At balance sheet date, as the exercise price did not exceed the enterprise value; no liability was required to be recognized.

Interest rate swap (current)

The £250 million fixed-rate bonds maturing on 16 June 2009 (see above Bond Loan) has been swapped to floating rate using an interest rate swap designated as hedging the changes in the bonds fair value due to the changes in interest rates. The interest rate swap is recognized at fair value in the balance sheet with changes in fair value due to fluctuations in interest rates and currency rates booked in the income statement and substantially offset by the changes in fair value of the hedged bonds. In 2006, the fair value of the interest rate swap decreased by €8.8 million, offsetting the positive adjustment of the hedged bond loan for the fair value fluctuation of the interest rate risk hedged.

3.2.14 Employee benefits provisions

3.2.14.1 Defined contribution plans

The Group contributes to defined contribution plans. The total expense in relation to these plans amounted to €7.5 million in the reporting period, which is fully recognized in the line item “salaries and employee benefits” in the income statement.

3.2.14.2 Defined benefit plans

The Group contributes to a number of defined benefit plans:

A — Post employment benefit plans:

•	Retirement plans: Normal retirement ages vary from 60 to 65 years.

•

Early retirement plans: In 2002 and 2001, in some countries, the Group introduced early retirement plans for employees, meeting certain conditions for the total employment term, now closed to new participants.

•	Other post-employment benefits: Other post-employment benefits include obligations for Retirement indemnities and Post-employment medical care.

In some of the locations, especially the Netherlands, the obligations are funded via pension funds.

B — Other long term benefits include Jubilee awards paid in some countries when employees reach certain level of seniority.

The liability for defined benefit obligations is analysed as follows:
In thousands of euros	2006	2005
Present value of funded obligations	146,220	150,500
Fair value of plan assets	(137,618)	(128,675)

Present value of net obligations	8,602	21,825
Present value of unfunded obligations	10,639	16,565
Unrecognized actuarial losses/gains	(8,384)	(19,496)
Unrecognized past service costs	(800)	165

Recognized liability for defined benefit obligations	10,057	19,059

Movements in the net liability for defined benefit obligations recognized in the balance sheet
In thousands of euros	2006	2005
Net liability for defined benefit obligations at beginning of year	19,059	23,700
Acquisitions through business combinations	—	708
Reclassified to liabilities directly associated with disposal of group’s assets classified as held for sale	—	1,502
Contributions paid	(11,494)	(13,073)
Pension expense recognized in the income statement	2,784	5,499
Jubilee award expense recognized in the income statement	248	297
Early retirement plan expense/(income) recognized in the income statement	(540)	426

Net liability for defined benefit obligations at end of year	10,057	19,059

Expense recognized in the income statement
In thousands of euros	2006	2005
Current service costs	5,179	5,100
Interest cost	6,164	6,414
Expected return on plan assets	(5,365)	(6,558)
Actuarial gain/loss recognized	794	724
Past service cost recognized	(145)	(181)
Curtailment or settlement loss/(gain)	(3,843)	—

Pension expense recognized in the income statement	2,784	5,499
Jubilee award expense recognized	248	297
Early retirement plan expense recognized in the income statement	(540)	426

Total	2,492	6,222

This expense is fully recognized in “Salaries and employee benefits” in the income statement. Due to changes in the legislation in the Netherlands the Dutch pension plan had to be modified. Together with the termination of the Dutch medical plan in 2006, this lead to curtailment gains of €3.8 million in 2006.

Movements in the present value of defined benefit obligations *)
In thousands of euros	2006	2005
Present value of defined benefit obligations at beginning of the year	167,065	155,813
Interest cost	6,164	6,414
Current service costs	5,179	5,100
Past service costs	822	—
Benefits paid	(8,211)	(11,450)
Curtailment loss/(gain)	(4,146)	—
Reclassified as held for sale	—	(1,006)
Acquisitions through business combinations	—	707
Actuarial loss/(gain)	(9,722)	10,764
Jubilee award expense recognized	248	297
Early retirement plans expense/(income) recognized	(540)	426

Present value of defined benefit obligations at end of the year	156,859	167,065

Movements in the fair value of plan assets *)
In thousands of euros	2006	2005
Fair value of plan assets at beginning of the year	128,675	117,841
Expected return on plan assets	5,365	6,558
Contributions by the employer	11,494	13,073
Benefits paid	(8,211)	(11,450)
Reclassified as held for sale	—	(2,065)
Actuarial (loss)/gain	295	4,718

Fair value of plan assets at end of the year	137,618	128,675

Weighted average assumptions to determine defined benefit obligations or net costs (EROA)

	2006	2005
Discount rate at end of period	4.44%	4.14%
Expected return on plan assets at end of period (EROA)	4.25%	4.27%
Future salary increases (incl. 2% inflation)	3.60%	3.58%
Rate of price inflation	2.00%	2.00%
Future pension increases	1.73%	1.75%

Plan assets *)	Percentage of plan assets 2006
Equity securities	27.90%
Debt securities	70.30%
Property	0.80%
Other	1.00%
Total	100.00%

*)	Comparative information is not available.

Other information

Plan assets

The actual return on plan asset in 2006 is €5.6 million. The expected return on plan assets is based on a weighted average of expected long term return of each asset class of the pension fund or the insurer. The Fair value of Euronext NV shares included in the fair value of plan assets amount to €3.2 million.

Experience adjustments

The experience adjustments, for the current annual period, arising on plan liabilities amount to €—4.8 million, of the plan liabilities and €0.3 million of the plan assets.

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

SBF Stock Option Scheme

Under the SBF Option Scheme, each option is exercisable for one share of Euronext Paris. The exercise price of each option is €39.47 (7.02 times €5.62) for one share of Euronext Paris. Options can be exercised after 27 June 2002 insofar as the entitled employee is still employed by the Group or in case the holder of the options is no longer employed by the Group under certain conditions. It is stipulated that after exercising the options, the shares in Euronext Paris that will be acquired by the option holders are converted into shares of Euronext. Each share of Euronext Paris will be converted to 7.02 shares of Euronext.

Euronext Stock Option Scheme 2001

The Euronext Employees Stock Option Plan 2001 is directly related to the initial public offering and listing of the Euronext shares on 5 July 2001. Each option granted by Euronext entitles the option holder to purchase one Euronext Share at the exercise price of €24.00 for employees of Euronext Brussels and for certain management employees and Directors of Euronext Amsterdam, or €21.60 for other employees of Euronext Amsterdam. The options can be exercised between 5 July 2004 and 5 July 2011 if the entitled employee is still employed by the Group or under certain conditions in cases where the holder of the options is no longer employed by the Group. Treasury shares will be used upon exercise of these options.

Euronext Stock Option Scheme 2002

Options granted under this scheme can be exercised between 16 September 2005 and 16 September 2009 if the entitled employee is still employed by the Group or under certain conditions in cases where the holder of the options is no longer employed by the Group. Treasury shares will be used when options are exercised.

Euronext Stock Option Scheme 2004

Options granted under this scheme can be exercised between 17 September 2007 and 17 September 2011 if the employee is still employed by the Group, and if the EPS have exceeded general cost-of-living-indices by 4% or more. Treasury shares will be used when options are exercised.

The number and weighted average exercise prices of stock options under Euronext Stock option plans is as follows:

	Weighted average exercise price 2006	Number of options 2006	Weighted average exercise price 2005	Number of options 2005
Outstanding at beginning of the year	17.84	1,506,578	16.95	1,946,280
Adjusted during the year	21.60	135	21.60	142
Cancelled during the year	22.27	(14,186)	22.46	(14,146)
Exercised during the year	13.36	(590,479)	13.62	(425,698)
Granted during the year	—	—	—	—

Outstanding at the end of the year	20.70	902,048	17.84	1,506,578
Exercisable at the end of the year	16.63	255,548	14.13	819,586

3.2.14.4 Euronext Share Plans

	Executive Incentive Plan 2005	Executive Incentive Plan 2006	All employee plan
Date of grant	28 Sept. 2005	28 Sept. 2006	30 June 2006
Number granted	378,118	297,645	7,270
Contractual life	3 years	3 years	3 years
Shares outstanding as at 1 January 2005	—	—	—
Granted and accepted	376,118	—	—

Shares outstanding as at 1 January 2006	376,118	—	—
Granted and accepted	—	297,645	7,270
Subsequent awards	—	—	4,154
Adjusted	2,000	—	—
Cancelled	(12,500)	(2,551)	—

Shares outstanding as at 31 December 2006	365,618	295,094	11,424

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

All Employee Share plan

Euronext introduced an All Employee Share plan that allows employees to purchase Euronext shares with monthly- or annual savings to a maximum of €2,400 per annum. Euronext committed itself to match these savings by purchasing shares to a maximum of €1,200 per annum per participant. In addition it granted 10 shares per employee upon the launch of the program, on 30 June 2006. If EBIT expectations are exceeded by 10 or 20% during the three-year vesting period, additional incentive shares will be granted to participants.

The equivalent number of Euronext shares to match employee savings is considered to be granted in the reporting period.

3.2.14.5 GL TRADE Stock Option Plans

Stock options have been granted to personnel under a scheme with various grants, starting 1999 up to and including 2004. The main characteristics of this scheme are:

Exercise price	Varying from €15.20 to €52.02
Contractual life	7 years
Total number of granted instruments	460,920
Vesting conditions	not applicable
Outstanding options as at 31 December 2006	267,585

The number and weighted average exercise prices of stock options under GL TRADE stock option plans is as follows:

	Weighted average exercise price 2006	Number of options 2006	Weighted average exercise price 2005	Number of options 2005
Outstanding at beginning of the year	30.01	304,665	27.98	353,501
Cancelled during the year	17.45	(13,300)	26.89	(2,670)
Exercised during the year	16.39	(23,780)	14.61	(46,166)
Granted during the year	—	—	—	—

Outstanding at the end of the year	31.85	267,585	30.01	304,665

Exercisable at the end of the year	31.85	267,585	30.09	297,165

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

The expected volatility is based on the historic volatility (calculated based on the weighted average remaining life of the stock options), adjusted for any expected changes to future volatility due to publicly available information. Stock options under Euronext Stock Option Scheme 2004 are granted under a service condition and a non-market performance condition. Such conditions are not taken into account in the grant date fair value measurement of the services received. There are no market conditions associated with the stock option grants. The fair value of the shares granted under the Executive Incentive Share plans 2005 and 2006 at grant date is determined based on the Black-Scholes formula. The model inputs are the share price of €36.08 and €76.55 respectively, expected dividends of 1.7 per cent and 1.3 per cent respectively, a term of three years with an additional two year retention period and a risk-free interest rate of 2.5 per cent and 3.6 per cent respectively.

Employee expenses recognized in the income statement:

In thousands of euros	2006	2005
Euronext Stock Option Scheme 2004	1,466	1,418
Executive Incentive Share Plan 2005	3,986	1,039
Executive Incentive Share Plan 2006	1,728	—
All Employee Share Plan 2006	157	—
Employees GL TRADE	33	162

Total	7,370	2,619

3.2.15 Other provisions

	2006			2005
In thousands of euros	Personnel	Other	Total	Personnel	Other	Total
Balance at beginning of the year	9,308	8,954	18,262	7,306	21,426	28,732
Provisions made	258	1,095	1,353	8,542	1,863	10,405
Provisions used	(8,231)	(668)	(8,899)	(5,000)	(11,667)	(16,667)
Provisions reversed	(1,173)	(218)	(1,391)	(1,540)	(1,812)	(3,352)
Reclassifications	528	(638)	(110)	—	—	—
Contributions to AEMS	—	—	—	—	(1,007)	(1,007)
Effect of business combinations	—	13	13	—	—	—
Effect of currency exchange rate differences	2	91	93	—	151	151

Balance at end of the year	692	8,629	9,321	9,308	8,954	18,262

—Non-current
(> 1 year)	—	3,148	3,148	330	3,095	3,425
—Current
(< 1 year)	692	5,481	6,173	8,978	5,859	14,837

Total	692	8,629	9,321	9,308	8,954	18,262

The other provisions can be specified as follows:

In thousands of euros	2006	2005
Legal and operational	1,844	3,034
Retired stockbrokers	2,491	2,097
Migration	—	—
Building dilapidation	4,284	3,823
Revenue guarantee LCH.Clearnet Group Ltd.	—	—
Other	10	—

Total	8,629	8,954

3.2.16 Other payables

In thousands of euros	2006	2005
Other trade payables	191,187	217,971
Non-trade payables and accrued expenses	106,695	127,284

Total	297,882	345,255

At December 31, 2005, an amount of €43.5 million of deferred gain on sale of associates at the end of 2003, was reported as a non-trade payable in relation to the sale of the Group’s share in BCC/Clearnet and London Clearing House. This deferred gain was reclassified to “Liabilities directly associated with disposal group’s assets classified as held for sale” in relation to the envisaged sale of the investments in LCH.Clearnet in 2007 (see also note 3.8).

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

Other non-cash or non-operational items include:

In thousands of euros	2006	2005
Movement in provisions	(18,021)	(19,749)
Income from associates and joint ventures	(53,739)	(18,456)
Cost of share based compensation plan	7,370	2,619
Other	(584)	2,741

Total	(64,974)	(32,845)

3.3.2 Cash flows from investing activities

Other investing activities are the acquisition and disposal of long-term assets and other investments not included in cash equivalents.

In thousands of euros	2006	2005
(Investments)/disinvestments in current short term financial assets	95,363	(178,502)
Acquisitions in, disposal of and distribution by investments in associates	293	1,972
Distribution to minority shareholders	(7,127)	(5,348)
Other investing activities	(176)	832

Total	88,353	(181,046)

Investments and disinvestments in current short-term financial assets are made in the context of the overall management of the Group’s cash position of which cash, cash equivalents and short-term financial investments constitute a global treasury portfolio.

3.3.3 Cash flows from financing activities

Financing activities are activities that result in changes in the size and composition of equity and borrowings.

In thousands of euros	2006	2005
Proceeds from shares sold in stock option plans	7,890	6,218
Other financing activities	—	—

Total	7,890	6,218

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

Business segments (primary segmentation)

The Group comprises the following main business segments:

•	Cash Trading: the management of trading in all cash instruments (stocks, bonds and structured products such as warrants, certificates and exchange traded funds).

•	Listing: the listing of all cash instruments as mentioned above.

•	Derivatives Trading: the management of trading in a wide range of derivatives products.

•	MTS Fixed income: the management of trading in bonds and repos.

•	Information Services: the sale of market data and related information.

•	Settlement & Custody: the settlement of transactions and the safe-custody of physical securities.

•	Sale of Software: the providing of electronic trading solutions.

Business segments (primary segmentation)

2006

	Cash Trading	Listing	Derivatives Trading	MTS fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total
Revenues by segment:
External sales	286,899	55,637	391,571	24,019	112,004	14,553	184,607	32,901	1,102,191
Intersegment reallocations	11,142	78	19,264	6,248	(30,020)	202	621	(7,535)	—

Segment revenue	298,041	55,715	410,835	30,267	81,984	14,755	185,228	25,366	1,102,191
Segment expenses	(126,781)	(25,331)	(221,438)	(22,529)	(38,561)	(5,015)	(154,153)	(99,375)	(693,183)

Profit from operations per segment	171,260	30,384	189,397	7,738	43,423	9,740	31,075	(74,009)	409,008

2005

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total
Revenues by segment:
External sales	215,743	63,130	331,923	1,437	93,592	39,280	195,212	21,550	961,867
Intersegment reallocations	11,846	75	36,165	565	(26,085)	1,792	(15,919)	(8,439)	—

Segment revenue	227,589	63,205	368,088	2,002	67,507	41,072	179,293	13,111	961,867
Segment expenses	(134,799)	(21,662)	(237,467)	(2,115)	(35,213)	(22,467)	(152,073)	(37,593)	(643,389)

Profit from operations per segment	92,790	41,543	130,621	(113)	32,294	18,605	27,220	(24,482)	318,478

2006

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total
Assets excluding goodwill	41,378	18,971	88,698	92,874	44,945	20,363	115,365	1,399,559	1,822,153
Goodwill	97,407	25,934	412,810	53,440	94,782	34,152	135,697	—	854,222

Total assets	138,785	44,905	501,508	146,314	139,727	54,515	251,062	1,399,559	2,676,375

Total liabilities	74,689	18,555	62,370	35,366	24,538	2,004	136,443	604,673	958,638

Other segment information
Depreciation	2,716	629	8,176	1,125	5,836	119	5,874	8,108	32,583
Investments in tangible and intangible assets	6,932	—	17,596	480	2,003	275	4,133	4,248	35,667

2005

	Cash Trading	Listing	Derivatives Trading	MTS Fixed Income	Information Services	Settlement & Custody	Sale of Software	Holding & Unallocated	Total
Assets excluding goodwill	41,719	30,063	75,866	86,110	39,888	43,363	129,696	1,355,267	1,801,972
Goodwill	97,407	25,934	404,979	78,700	66,935	34,152	91,657	—	799,764

Total assets	139,126	55,997	480,845	164,810	106,823	77,515	221,353	1,355,267	2,601,736

Total liabilities	58,526	11,365	60,660	11,354	33,177	10,383	147,524	513,897	846,886

Other segment information:
Depreciation	2,513	379	24,834	36	4,544	2,262	7,646	7,473	49,687
Investments in tangible and intangible assets	596	81	30,867	78,700	161	702	10,043	5,293	126,443

Geographical segments (secondary segmentation)

	France		United Kingdom		Netherlands		Belgium		Portugal
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Revenues by segment	508,877	455,857	357,060	312,956	155,912	122,710	25,742	46,025	25,171	23,149
Segment result	179,675	145,767	160,090	117,692	68,973	47,052	11,659	16,963	14,349	12,465
Segment assets	1,205,476	1,055,879	828,729	829,736	144,347	187,648	24,968	38,192	33,043	30,112
Segment liabilities	295,653	276,856	57,508	64,394	23,113	44,537	16,266	22,321	5,513	5,271
Other information:
Capital expenditure	11,310	9,352	19,371	34,168	2,880	2,477	1,091	1,200	535	645
Depreciation	12,095	12,162	10,977	26,860	6,691	6,551	1,369	3,317	326	761
Amortization of goodwill	—	—	—	—	—	—	—	—	—	—

	Italy		Norway		Holding & Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Revenues by segment	30,267	2,002	—	—	(838)	(832)	1,102,191	961,867
Segment result	7,738	(113)	—	—	(33,476)	(21,348)	409,008	318,478
Segment assets	125,771	80,570	25,209	—	288,832	379,599	2,676,375	2,601,736
Segment liabilities	35,314	11,328	4,330	—	520,941	422,179	958,638	846,886
Other information:
Capital expenditure	480	78,601	—	—	—	—	35,667	126,443
Depreciation	1,125	36	—	—	—	—	32,583	49,687
Amortization of goodwill	—	—	—	—	—	—	—	—

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

Availability date of assets/ Eligibility date of liabilities	< 6 months	< 1 year	< 5 years	All maturities
In thousands of euros
2006
Financial assets	584,417	584,417	584,417	584,417
Financial liabilities	145,370	148,270	525,585	525,585

Net position	439,047	436,147	58,832	58,832

2005
Financial assets	685,095	694,584	694,584	694,584
Financial liabilities	27,493	27,493	404,650	404,650

Net position	657,602	667,091	289,934	289,934

As of 31 December 2006, the consolidated loans and borrowings of the Group include:

Type of loan	Amount	Maturity	Type of rate
2006
Bond in £(1)	£250,000,000	16 June 2009	Fixed
	€(372,300,819)
Loans in € under revolving bank facility(2)	€70,000,000	4 August 2011	Floating
Loans in £ under revolving bank facility(2)	£11,000,000	4 August 2011	Floating
	€(16,381,236)
Loan notes in £	£3,375,462	7 January 2007	Floating
	€(5,026,749)
Banking loan in €	€9,000,000	24 June 2009	Floating floored
Banking loan in €	€7,000,000	31 August 2011	Floating floored

(1)	This bond, which is swapped to floating rate, does not contain any financial covenant or material customary provision that may lead to an early redemption.

(2)	This facility does not contain any financial covenants or other provisions that could lead to early redemption, other than customary events of default provisions and change of control provisions.

2005
Bond in £(1)	£250,000,000	16 June 2009	Fixed
	€(364,803,736)
Loans notes in £	£3,872,740	7 January 2007	Floating
	€(5,651,160)
Banking loan in €	€12,000,000	24 June 2009	Floating floored

(1)	This bond, which is swapped to floating rate, does not contain any financial covenant or material customary provision that may lead to an early redemption.

3.5.1.2 Interest rate risk

Almost all the financial assets and liabilities of the Group are either based on floating rates or based on fixed rates with an interest term of less than one year:

Currency	Positions in euros		Positions in pound sterling
Type of rate and maturity	Floating rate (or fixed rate with maturity < 1 year)	Fixed rate (with maturity > 1 year)	Floating rate (or fixed rate with maturity < 1 year)		Fixed rate (with maturity > 1 year)
In thousands of euros
2006
Financial assets	348,004	—	217,868		—
Financial liabilities	130,406	—	27,987		367,192

Net position before hedging	217,598	—	189,881		(367,192)

Hedging impact	—	—	(367,192	)(*)	367,192	(*)

Net position after hedging	217,598	—	(177,311)		—

2005
Financial assets	391,586	—	282,548		—
Financial liabilities	12,273	—	5,652		368,157

Net position before hedging	379,313	—	276,896		(368,157)

Hedging impact	—	—	(368,157	)(*)	368,157	(*)

Net position after hedging	379,313	—	(91,261)		—

*)	fixed rate to floating rate swap hedging the fixed rate bond

As a result, the Group is not exposed to price risk affecting fixed-rate financial assets and liabilities.

However, the Group is exposed to cash-flow risk arising from net floating-rate positions. As the Group is lender at floating rate in euro, when euro rates decrease, the financing income of the Group, which is lender at floating-rate in euros, decreases (€2.2 million for a 1% decrease). Similarly, as the Group is borrower at floating rate in pounds sterling, when the sterling rates increase, the financing expenses of the Group increase (€1.8 million for a 1% increase).

OTC interest rate derivative instruments, such as swaps, are contracted with counterparties meeting minimum creditworthiness and rating standards within predetermined limits.

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

The evolution of the price of pound sterling during the periods was as follows:

In euro	2006	2005
€/£ rate at the beginning of the year	0.6853	0.7051
€/£ rate at the end of the year	0.6715	0.6853
Average €/£ rate in the reporting period	0.6817	0.6840

The net currency position of the Group in the reporting periods is summarized as follows:

In pound sterling millions	2006	2005
Assets	565	579
of which goodwill	291	291
Liabilities	301	295
of which borrowings	264	254

Net currency position at 31 December	264	284

The borrowings in pounds sterling constitute a partial hedge of the net assets in pounds sterling. The cost of this hedge in the financing income consists of the difference between the interest rate in pound sterling and the interest rate in euro. No other hedge of balance sheet currency position was implemented on 31 December 2006 (2005: idem).

The currency exchange rate differences had a positive impact of €7.6 million on the Group’s consolidated equity in 2006 (2005: €12.5 million). The sensitivity of the cumulative exchange rate difference (€-33.5 million as at 31 December 2006, €-41.1 million as at 31 December 2005) to a 1 cent variation of the exchange rate (for example 0.6815 instead of 0.6715) is €-5.8 million (2005: €-6.0 million).

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

As at 31 December 2006, the value of securities kept in custody by Interbolsa amounted to €237 billion (31 December 2005: €376 billion, which included securities kept in custody by CIK), based on the market value of shares and the nominal value of bonds.

The procedures of these subsidiaries are focused on safeguarding the assets in custody. The settlement risks are mitigated by early warning systems for non-settlement, and buy-in and auction procedures in case certain thresholds are surpassed.

3.5.1.6 Equity Market risk

The main position of the Group consists of an investment in AtosOrigin S.A. of €14.6 million (2005: €18.1 million). This position is monitored and reported to the Group’s senior management on a daily basis.

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

Via Net.Works Inc.

Following the IPO of Via Net.Works Inc. on Euronext Amsterdam market and Nasdaq on 11 February 2000, Euronext Amsterdam market was criticised by the media for allowing trading in shares of Via Net.Works Inc. to start before trading started on Nasdaq. Prior to the start of trading of these shares on Nasdaq, trading on Euronext Amsterdam market opened and closed at a price of €89 per share. After the close of trading on the Amsterdam market, trading on Nasdaq opened at a price of $41 per share. At the start of the next trading day, Via Net.Works Inc. price on the Amsterdam market dropped to €50 per share. The STE (the predecessor of the AFM) conducted an inquiry into the listing of Via Net.Works. In 2002, the AFM notified Euronext Amsterdam that it had decided not to fine or sanction the company in connection with this initial public offering. This decision is final.

Directly following the initial public offering, legal proceedings were instituted against the Amsterdam Exchanges N.V., the predecessor of Euronext Amsterdam by a private investor and the Via Net.Works Foundation, claiming to represent approximately 600 investors and currently claiming compensation in respect of trading losses of approximately €11 million. Euronext Amsterdam is strongly defending itself against these claims. The private investor claim (€250,000) and Foundation claim were both dismissed by the District Court of Amsterdam. Appeals were lodged by the parties with the Court of Appeal of Amsterdam and judgment is pending in both cases.

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

The aggregated amount of alleged damages is 73.8 million euros as of 31 December 2006. At this stage of the procedure, the basis of the claim and its legal grounds are unclear. Consequently, no provision has been recognized as at 31 December 2006.

Trading Technologies

Furthermore, the Group’s subsidiary GL TRADE is involved in litigation initiated by Trading Technologies in the U.S., which also concerns other companies in the same industry as GL TRADE. The claimed amount is not communicated by the plaintiff yet. GL TRADE, a company created many years before Trading Technologies, considers itself to have a strong “prior art” to be used in its defense. Consequently, GL TRADE has not recognized a provision as at 31 December 2006.

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

3.5.4 Operating leases

In thousands of euros	2006	2005
Payments related to leases expiring in:
Less than one year	11,485	11,613
Between one and five years	1,699	3,277
More than five years	9,620	9,406

	22,804	24,296

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

Joint venture

MBE Holding and MTS, proportionally consolidated starting from 1 December 2005, are related parties. As at 31 December 2006, Euronext recognized a receivable of €0.1 million from MBE Holding.

Associates

All transactions with associates are priced on an arm’s length basis.

Atos Euronext Market Solutions (prior to 1 July 2005: AtosEuronext)

Atos Euronext Market Solutions Holding (AEMS) is an associate held 50/50% by AtosOrigin S.A. and the Group under control of AtosOrigin S.A.

In 2006, Atos Euronext Market Solutions invoiced €161.6 million of IT expenses of which €139.7 million is charged to the income statement and €21.9 million is capitalised. The Group charged €20.7 million to Atos Euronext Market Solutions in connection with services rendered and other recharges. At 31 December 2006, the Group owed €27.7 million to Atos Euronext Market Solutions. On the other hand Atos Euronext Market Solutions owed €3.2 million to the Group as at balance sheet date.

Atos Euronext Market Solutions Holding S.A.S. invoiced over the year 2005 €128 million of IT expenses. The Group charged €9.4 million to Atos Euronext Market Solutions Holding S.A.S. in connection with services rendered and €3.8 million for other recharges, mainly staff seconded to Atos Euronext Market Solutions Holding S.A.S. At the end of December 2005, 7 people were still seconded to Atos Euronext Market Solutions Holding S.A.S. At December 31, 2005, the Group owed €29.8 million to Atos Euronext Market Solutions Holding S.A.S. On the other hand Atos Euronext Market Solutions Holding S.A.S. owed €0.9 million to the Group as at balance sheet date.

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

During 2005, the contributions of LIFFE Market Solutions assets and operations resulted in a total capital gain of €5.0 million. The sale of shares of Bourse Connect S.A. led to a capital gain of €4.1 million. Both capital gains have been restated to the extent that the ownership of the entity has been retained in order to reflect the intercompany relationship with Atos Euronext Market Solutions Holding S.A.

LCH.Clearnet

The Group’s interest in LCH.Clearnet is divided into 24.9% in the form of ordinary shares and 16.6% redeemable convertible preference shares which are intended to be redeemed, or converted into ordinary shares and to be sold in the coming years. In 2006 the Group received €8.3 million dividends from its redeemable convertible preference shares.

LCH.Clearnet S.A. (a fully owned subsidiary of LCH.Clearnet) collects fees from the clearing members for clearing services provided in relation to their deals on the markets operated by Euronext. LCH.Clearnet S.A. pays to the Group part of these fees (retrocession fees) collected on its behalf. These retrocession fees are accounted for as revenues in the line items “Cash trading” and “Derivatives trading” in the income statement. In the 2006 reporting period, the Group received a total of retrocession fees of €57.5 million. In 2005, the Group received a total of retrocession fees of €46.9 million.

Furthermore, Euronext guaranteed revenues of LCH.Clearnet Group Ltd. for the years 2004 and 2005. The revenue guarantee had been provided for in 2003 for an amount of €20 million, after correction for the intercompany effect in relation to the Group’s interest in LCH.Clearnet Group Ltd. of €6 million. For 2005, Euronext paid €13.0 million to LCH.Clearnet Group Ltd., as a reduction of the collected retrocession. 50% of the provision had been utilized in 2004, the remaining 50% being utilized in 2005.

Service Level Agreements have been established with LCH.Clearnet S.A. for various services provided by the Group. In 2006, the Group invoiced €6.5 million in relation to these agreements. In 2005, the Group invoiced €7.8 million in relation to these agreements.

At balance sheet date, the Group recognises total amounts of €9.6 million to be received from, and €1.1 million to be paid to LCH.Clearnet. As at December, 31, 2005, the Group recognizes total amounts of €14.1 million to be received from, and €15.0 million to be paid to, LCH.Clearnet Group Ltd.

Transactions with Key personnel

The Group considers its Managing Board members to be its key personnel. For further detail on their short-term and post-employee benefits and share-based payments made on their behalf, reference is made to note 3.10 “Remuneration of Managing Board and Supervisory Board” and 3.2.14 “Employee Benefits.”

Shares held by related parties

The following table states the number of shares held by related parties at 31 December:

Number of shares	2006	2005
FCPE Paris Bourse Actions 1)	240,497	296,317
FCPE Euronext Growth 2)	232,480	356,537
FCPE GL TRADE S.A. Actions 1 3)	67,810	70,466
FCPE GL TRADE S.A. Actions 2 4)	52,593	40,756
Stichting Option Plan SBF	79,038	384,128
Pension funds	60,000	70,400

1)	FCPE Paris Bourse Actions is an employee corporate investment trust managing the employee stock ownership plan of Euronext Paris.

2)	FCPE Euronext Growth is an employee corporate investment trust managing the employee stock ownership plan that was established for all Euronext employees in connection with the IPO of July 2001.

3)	FCPE GL TRADE S.A. Actions 1 is an employee corporate investment trust of GL TRADE S.A.

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

The goodwill recognized comprises the fair value of expected synergies arising from the acquisitions. Given the timing of the acquisitions, the initial accounting for these business combinations is provisional and subsequent changes in the fair values recognized may occur within the twelve-month period following the respective acquisition dates.

Impact put options

GL TRADE founders were granted a put option on up to 10.5% of GL TRADE capital share by the Group (see also note 3.2.13). The difference between the exercise price of the put option and minority interest has been recognized as goodwill. Any subsequent change in the present value of exercise price of the put option is also recognized in goodwill.

Fair value of acquired assets

As required by IFRS3 “Business Combinations”, the Group has finalised the allocation of the cost of business combinations within twelve months of the acquisition date and accounted for separately the acquired identifiable assets, liabilities and contingent liabilities that meet the recognition criteria at their fair value at acquisition date.

For MTS, the Group has identified intangible assets representing “regulatory license,” “customer relationships” and “trademarks.” The Group consolidates proportionally 51% of the fair value of these intangible assets for respectively €49 million, €15.1 million and €1.6 million (total €65.7 million) and the related deferred tax liability for €25.1 million. The Group’s ownership interest percentage is 30.79%, so the impact in the Group’s equity amounts to €24.5 million balanced by a goodwill decrease for the same amount. The minority interest share of 20.21% was recognized for €16.1 million. The depreciation of intangible assets amounted to €0.5 million in 2006. For the calculation of this depreciation the estimated useful live of “regulatory license” and “trademarks” is considered to be indefinite, and 20 years for “customer relationships”.

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

For the companies Ubitrade SA and Davidge Inc, GL TRADE S.A. has identified intangible assets representing “customers relationships” (fair valued at €2.7 million and €0.3 million respectively) and “technology” (fair valued at €0.5 million and €0.1 million). The related depreciation amounts to €0.5 million in 2005. In addition, GL TRADE S.A. has identified intangible assets representing a “Customer portfolio” of Fermat’s distribution business (fair valued at €3.6 million). The related depreciation amounts to €1.9 million in 2005.

A deferred tax liability has been recognized on the fair value of these intangible assets.

Moreover, tax losses of certain acquired subsidiaries have been recognized as deferred tax assets during 2005 for €3.2 million leading to a decrease of the initial goodwill. The use of these tax losses in 2005 has no impact on the Income Statement since the related decrease of the income tax is compensated by the reversal of the deferred tax assets.

The fair value of the identifiable assets and liabilities of the acquisitions at the respective acquisition dates are:

In thousands of euros	MTS	CScreen Ltd.	OASIS Inc.	Change initial recognition GL TRADE	Total 2005
Property and equipment	680	—	10	—	690
Intangible assets	565	—	—	7,129	7,694
Investments in associates	1,206	—	—	—	1,206
Non-current receivables and investments	141	—	53	—	194
Deferred tax assets	537	—	242	1,046	1,825
Other receivables	6,485	19	588	—	7,092
Cash and cash equivalents	9,542	23	318	—	9,883

TOTAL	19,156	42	1,211	8,175	28,584

Minority interests	(4,305)	—	—	1,410	(2,895)
Employee benefits provision	(708)	—	—	—	(708)
Deferred tax liabilities	(55)	—	—	—	(55)
Income tax payable	(152)	—	—	—	(152)
Short-term financial liability	—	—	—	(5,918)	(5,918)
Other payables	(7,378)	(37)	(959)	(6,753)	(15,127)

	(12,598)	(37)	(959)	(11,261)	(24,855)

Fair value of net assets	6,558	5	252	(3,086)	3,729
Goodwill arising on acquisitions	*78,700	3,308	3,092	3,086	88,186

TOTAL	85,258	3,313	3,344	—	91,915

Consideration:
Financial liability (put option on minority shares)	12,649	—	—	—	12,649
Cash consideration	68,852	3,313	3,344	—	75,509
Costs associated with acquisition, paid in 2005	1,152	—	—	—	1,152
Costs associated with acquisition, not yet paid at 31 December 2005	2,605	—	—	—	2,605

TOTAL	85,258	3,313	3,344	—	91,915

Net cash flow:
Cash acquired with subsidiary	9,542	23	318	—	9,883
Cash paid	(68,852)	(3,313)	(3,344)	—	(75,509)
Costs associated with acquisition, paid in 2005	(1,152)	—	—	—	(1,152)

Net cash flow	(60,462)	(3,290)	(3,026)	—	(66,778)

*	The MTS goodwill will be subject to allocation to identifiable assets, liabilities and contingent liabilities within the next twelve months.

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

In 2005 the contribution of LIFFE Market Solutions assets and operations resulted in a total capital gain of €5.0 million. The sale of shares of Bourse Connect S.A. by GL TRADE S.A. led to a capital gain of €4.1 million.

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

The RCPS would be redeemed at their redemption value of approximately €199 million, plus accrued but unpaid dividends. The ordinary share repurchase would be based on a fully diluted valuation of LCH.Clearnet’s share capital of €1.2 billion, which was the valuation at the time of the initial investment by the Group.

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
Assets:
Intangible assets	—	560	560
Investments in associates	301,369	—	301,369
Other non-current investments	199,218	—	199,218
Other receivables (non-current)	—	46	46
Other receivables	—	4,907	4,907
Cash and cash equivalents	—	216	216

Disposal groups’ assets classified as held for sale	500,587	5,729	506,316

Liabilities:
Deferred tax liabilities	2,979	—	2,979
Other payables	43,512	3,195	46,707

Liabilities directly associated with disposal groups’ assets classified as held for sale	46,491	3,195	49,686

Disposal Groups’ assets classified as held for sale 2005

Sale of CIK S.A./N.V.

On 9 November 2005 Euroclear plc and Euronext signed a share purchase agreement for the full acquisition by Euroclear plc of CIK S.A./N.V., the central securities depository of Belgium that was a wholly owned subsidiary of Euronext. This transaction was completed on 1 January 2006 and Euronext ceased to control and therefore to consolidate CIK S.A./N.V. from 1 January 2006. The capital gain recognized during January 2006 will amount to €15.5 million. As at 31 December 2005, prior to the sale, the group assets and liabilities of CIK S.A./N.V. were classified as held-for-sale under IFRS5 (a new standard implemented as from 2005) as described in the table below.

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

In thousands of euros
Consideration received:
—Shares in Euroclear plc	22,001
—Cash	3,653

Total		25,654
Net assets disposed of:
—Assets	(17,493)
—Liabilities	7,308

Total		(10,185)

Capital gain		15,469

Cash flows:
—Cash consideration received		3,653
—of which retained prior to 2006		(43)
—Cash disposed of		(10,896)

Total net cash flow from the sale of CIK		(7,286)
Net cash flow from other disposals		(47)

Total net cash flow from disposals		(7,333)

3.9 Group enterprises

Group companies as at 31 December

EURONEXT N.V.	Ownership %
	2006	2005
Euronext Paris S.A.	100.00	100.00
• SEPB S.A. (France)	100.00	100.00
• Euronext Brussels S.A./N.V. (Belgium)	22.39	0.00
• Euronext Real Estate S.A./N.V. (Belgium)	0.01	0.16
• GL TRADE S.A. (directly held by Euronext Paris S.A.) (France) *)	19.79	9.86
• GL Multimedi@ S.A. (France)	17.96	17.96
• Financière Montmartre S.A. (France)	55.76	54.77
GL TRADE S.A. (France)	55.21	55.36
GL Multimedi@ S.A. (France)	82.04	82.04
GL Consultants Inc.	0.00	0.00
Davidge	0.00	0.00
GL TRADE AG (Germany)	100.00	100.00
GL TRADE Solutions Pte Ltd. (Singapore)	100.00	100.00
GL TRADE UK Ltd. (United Kingdom)	100.00	100.00
GL TRADE Japan KK (Japan)	100.00	100.00
GL TRADE B.V. (the Netherlands)	100.00	100.00
GL TRADE Iberica S.L. (Spain)	100.00	100.00
GL TRADE Schweiz A.G. (Switzerland)	100.00	100.00
GL TRADE Australia Pty Ltd (Australia)	100.00	100.00

EURONEXT N.V.	Ownership %
	2006	2005
GLESIA (GL TRADE Italia s.r.l.) (Italy)	100.00	100.00
GL TRADE Belgium (Belgium)	100.00	100.00
GL TRADE South Africa Pty Ltd (South Africa)	100.00	100.00
GL Settle Ltd (United Kingdom)	100.00	100.00
GL TRADE Systems Ltd (Hong Kong)	100.00	100.00
GL TRADE Overseas Inc. (United States)	100.00	0.00
GL TRADE BilglsayarHizmetleri Ticaret Ltd Sirketi (Turkey)	100.00	0.00
GLT Software Uniposessal Lda (Portugal)	100.00	100.00
TFC S.A.S. (France)	51.00	51.00
GL Holdings Inc. (United States)	100.00	100.00
GL TRADE Americas Inc. (United States)	100.00	100.00
GL Settle Inc. (United States)	100.00	100.00
Ubitrade S.A. (France)	100.00	100.00
Ubitrade GmbH (Germany)	100.00	100.00
GL TRADE Mena (Tunisia)	100.00	100.00
Ubitrade OSI (Tunisia)	100.00	100.00
EMOS S.A.S. (France)	100.00	0.00
EMOS Futures Ltd (United Kingdom)	100.00	0.00
EMOS Systems Inc (United States)	100.00	0.00
Euronext Brussels S.A./N.V.	100.00	100.00
• C.I.K. S.A./N.V. (Belgium)	0.00	100.00
• Euronext Real Estate S.A./N.V. (Belgium)	99.99	99.84
Euronext Amsterdam N.V.	100.00	100.00
• Euronext Clearing & Depository N.V. (the Netherlands)	100.00	100.00
• Euronext Amsterdam Intermediary B.V. (the Netherlands)	100.00	100.00
• Euronext Amsterdam International B.V. (the Netherlands)	100.00	100.00
• Euronext Amsterdam Indices B.V. (the Netherlands)	100.00	100.00
Euronext Lisbon S.A.	100.00	100.00
• Interbolsa S.A. (Portugal)	100.00	100.00
• Euronext Brussels S.A./N.V. (Belgium)	1.09	0.00
Euronext UK Plc.	100.00	100.00
• LIFFE (Holdings) plc.	100.00	100.00
LIFFE Administration & Management (United Kingdom)	100.00	100.00
LIFFE Options plc. (United Kingdom)	100.00	100.00
LIFFE Futures plc. (United Kingdom)	100.00	100.00
LIFFE Development Ltd. (United Kingdom)	100.00	100.00
LIFFE Services Ltd. (United Kingdom)	100.00	100.00
BFE Debenture Trustees Company No.1 Ltd. (United Kingdom)	100.00	100.00
LIFFE (Nominees) Ltd. (United Kingdom)	100.00	100.00
LIFFE Ltd. (United Kingdom)	100.00	100.00
LIFFE Trustees Ltd. (United Kingdom)	100.00	100.00
London Traded Options Market Ltd. (United Kingdom)	100.00	100.00
The London Futures and Options Exchange Ltd. (United Kingdom)	100.00	100.00
LIFFE USA Ltd. (United Kingdom)	100.00	100.00
Market Solutions USA LLC (United States)	100.00	100.00
The London Commodity Exchange (1986) Ltd. (United Kingdom)	100.00	100.00
The Baltic Futures Exchange (United Kingdom)	100.00	100.00
LIFFE Ventures Inc. (United States)	100.00	100.00
LIFFE Ventures II Inc. (United States)	100.00	100.00
SwapsCONNECT Ltd. (United Kingdom)	100.00	100.00

EURONEXT N.V.	Ownership %
	2006	2005
NQLX LLC (United States)	100.00	100.00
CScreen Ltd. (United Kingdom)	100.00	100.00
Companynews Group	100.00	0.00
Hugin ASA	100.00	0.00
Hugin Norge AS (Norway)	100.00	0.00
Hugin Foeretaksfakta AB (Sweden)	100.00	0.00
Hugin Online A/S (Denmark)	100.00	0.00
Hugin AG (Switzerland)	100.00	0.00
Hugin IR Services Benelux B.V. (the Netherlands)	100.00	0.00
Hugin IR Services Deutschland GmbH (Germany)	100.00	0.00
Hugin IR Services OY (Finland)	100.00	0.00
Hugin (UK) Ltd. (United Kingdom)	100.00	0.00
Directnews AG (Germany)	100.00	0.00
Stichting Option Plan SBF	100.00	100.00
Joint ventures as at 31 December
MBE Holding S.p.A.	51.00	51.00
Società per il Mercato dei Titoli di Stato S.p.A. (MTS) (Italy)	60.37	60.37
EuroMTS Limited (United Kingdom)	100.00	100.00
MTS Amsterdam N.V. (the Netherlands)	30.00	30.00
MTS France S.A.S. (France)	45.00	45.00
MTS Associated Market (Belgium)	20.00	20.00
MTS Portugal S.A. (Portugal)	15.00	15.00
MTS Americas Corporation (United States)	100.00	100.00
Market for Treasury Securities Spain S.A. (Spain)	30.00	30.00
BondVision S.p.A. (Italy)	89.50	89.50
BondVision USA (United States)	100.00	100.00
MTS Deutschland A.G. (Germany)	100.00	100.00
Centralna Tabela Ofert S.A. (Poland)	25.00	25.00
MTSNext (United Kingdom)	100.00	100.00

Associates and other investments as at 31 December

Associates
NextInfo S.A./N.V. (Belgium)	48.96	48.96
Bourse Connect S.A.	0.00	0.00
Powernext S.A. (France)	33.97	34.00
LCH.Clearnet Group Ltd. (United Kingdom)	24.90	24.90
ENDEX N.V. (the Netherlands)	9.89	9.89
Atos Euronext Market Solutions Holding S.A.S. (France)/(prior to 1 July 2005:
AtosEuronext SBF)	50.00	50.00
- Diamis S.A. (France)	60.00	60.00
- AtosEuronext Connect BE S.A. (Belgium)	100.00	100.00
- AtosEuronext Belgium S.A. (Belgium)	100.00	100.00
- AtosEuronext Connect B.V. (the Netherlands)	100.00	100.00
- Atos Euronext Market Solutions Ltd. (United Kingdom)	100.00	100.00
- Atos Euronext Market Solutions IPR Ltd. (United Kingdom)	100.00	100.00
- Bourse Connect S.A. (France)	0.00	100.00
- Mysis Asset Management Systems S.A. (France)	100.00	0.00

Other investments
La Financière Evènement S.A. (France)	100.00	100.00
La Financière de L’Octet S.A. (France)	100.00	100.00
Euronext London Ltd. (United Kingdom)	100.00	100.00
Euronext GmbH (Germany)	0.00	100.00
Paris Markets Inc. (United Kingdom)	0.00	100.00
Ecole de la Bourse InterAction SARL (France)	0.00	50.00
MTS Next Ltd.	0.00	0.00
MTS France S.A.	0.00	0.00
GLOBEX (United States)	0.00	50.00
I-Wex.com Ltd.	0.00	0.00
Sicovam Holding S.A. (France)	9.60	9.60
Euroclear plc (United Kingdom)	2.75	2.34
Atos Origin S.A. (France)	0.47	0.47

*)	Includes 10.5% in relation to the put option granted to GL TRADE founders (see paragraph 3.2.13).

3.10 Remuneration of the Managing Board and Supervisory Board

Remuneration of the Managing Board

The remuneration per individual member of the Managing Board for the year 2006 is as follows (all in €):

	2006			2005
Name	Salaries	Bonuses	Total	Salaries	Bonuses	Total
Jean-François Theodore	595,000	743,750	1,338,750	577,500	675,000	1,252,500
Miguel Athayde Marques	357,000	433,068	790,068	350,000	340,156	690,156
Joost van der Does de Willebois	382,500	434,137	816,637	375,000	364,453	739,453
Hugh Freedberg	548,433	919,996	1,468,429	540,932	776,238	1,317,170
Olivier Lefebvre	380,000	459,800	839,800	365,000	385,531	750,531
Former Managing Board members	—	—	—	—	—	—

The basis for the assessment of the 2006 bonuses has been set out in the remuneration report in section 2.2.10.2.

Mr. Freedberg is paid in British Pounds Sterling. Figures for 2006 are converted at the exchange rate of GBP 1: €1.42 (2005: GBP 1: €1.46).

Mr. Athayde Marques joined Euronext on 1 January 2005.

Allowances and benefits in kind

Mr. Théodore is entitled to benefits in kind of €33,486 (2005: €32,103) including a company car, medical insurance and telephone allowance.

Mr. Athayde Marques is entitled to benefits in kind of €31,966 (2005: €25,301) including a company car, medical insurance premium and a life insurance premium. In addition, he is entitled to a representation allowance of €12,000 (2005: €12,000).

Mr. van der Does de Willebois is entitled to benefits in kind of €83,684 (2005: €73,103) including a car allowance, a medical insurance premium and a housing allowance.

Mr. Freedberg is entitled to a car allowance of €13,465 (2005: €13,158) and benefits in kind of €2,548 (2005: €4,178) including a medical insurance and life insurance premium.

Mr. Lefebvre is entitled to benefits in kind of €20,618 (2005: €20,701) including a medical insurance premium and a company car.

There are no loans and guarantees made to members of the Managing Board. There have been no transactions involving members of the Managing Board. Members of the Managing Board and members of their families do not hold, directly or indirectly, any assets.

Managing Board pensions

Each member of the Managing Board has an individual pension arrangement. This results from the different geographical, legal and tax backgrounds of each member. The total charge for the Group for the year 2006 amounted to €920,621 (2005: €868,847).

Mr. Théodore has an insurance contract which on the condition that he is still with the company at the age of 60, will provide him from this age onwards with an annual retirement income of €375,000 (including all pension rights not related to the company). The total charge for the Group for the year 2006 amounted to €512,065 (2005: €469,000).

Mr. Athayde Marques’ pension arrangement is based on a defined contribution plan. The pension on retirement is dependent on the personal arrangements with third party insurance companies. The total charge for the Group for the year 2006 amounted to €123,103 (2005: €116,667).

Mr. van der Does de Willebois is entitled to an annual pension according to the following plan:

•	age 62 to 65, a pension of €102,616;

•	from the age of 65 onwards a pension of €245,638.

For age 60 to 62 Mr. van der Does de Willebois’s pension arrangement has changed to a defined contribution plan. His pension on retirement is dependent on the returns on the investment.

The total charge for the Group for the year 2006 amounted to €110,056 (2005: €88,938).

Mr. Freedberg’s pension arrangement changed in April 2006 to reflect new legislation introduced in the UK. With effect from 1st April he receives the equivalent Company contributions as a cash allowance and makes his own personal pension arrangement. He retains a deferred pension which is based on a defined contribution plan and his pension payments are dependent on the returns on the investment. The total charge for the Group for the year 2006 amounted to €158,377 (2005: €158,377).

Mr. Lefebvre’s pension on retirement is dependent on the arrangements with third party insurance companies. The total charge for the Group for the year 2006 amounted of €17,020 (2005: €35,865).

Interests of members of the Managing Board in stock options- and share plans

The table below gives an overview of the interests for individual members of the Managing Board in the stock option- and share plans of Euronext N.V.

Name	Option- and share plans, exercise price		Number of options/ shares 1 January 2006	Granted in 2006	Exercised/ received during 2006	Number of options/ shares 31 December 2006
Jean-François Théodore*	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Miguel Athayde Marques	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Joost van der Does de Willebois	Option Scheme 2004	22.60	40,000	—	—	40,000
	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Hugh Freedberg	Option Scheme 2002	21.08	44,524	—	—	44,524
	Option Scheme 2004	22.28	50,000	—	—	50,000
	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

Olivier Lefebvre	Option Scheme 2001	24.00	20,833	—	—	20,833
	Option Scheme 2002	21.08	13,093	—	—	13,093
	Option Scheme 2004	22.28	20,000	—	—	20,000
	Executive Incentive Share plan 2005/2006		10,000	10,000	—	20,000

*	Following the exercise of his SBF plan options in 2004, Mr. Théodore holds 100,849 shares.

GL TRADE has an employee stock option plan and an employee stock ownership plan in place. None of the members of the Managing Board hold GL TRADE options.

Name	Option- and share plans, exercise price		Number of options/ shares 1 January 2005	Granted in 2005	Exercised/ received during 2005	Number of options/ shares 31 December 2005
Jean-François Théodore*	Executive Incentive Share plan 2005		—	10,000	—	10,000

Miguel Athayde Marques	Executive Incentive Share plan 2005		—	10,000	—	10,000

Joost van der Does de Willebois	Option Scheme 2004	22.60	40,000	—	—	40,000
	Executive Incentive Share plan 2005		—	10,000	—	10,000

Hugh Freedberg	Option Scheme 2002	21.08	44,524	—	—	44,524
	Option Scheme 2004	22.28	50,000	—	—	50,000
	Executive Incentive Share plan 2005		—	10,000	—	10,000

Olivier Lefebvre	Option Scheme 2001	24.00	20,833	—	—	20,833
	Option Scheme 2002	21.08	13,093	—	—	13,093
	Option Scheme 2004	22.28	20,000	—	—	20,000
	Executive Incentive Share plan 2005		—	10,000	—	10,000

Remuneration of the Supervisory Board

(in euros)

Name	Membership	Committees	Euronext Amsterdam *)	2006	2005
	In euros
Jan-Michiel Hessels (Chairman)	50,000	11,000	7,500	68,500	64,750
Dominique Hoenn (Vice-Chairman)	40,000	5,000	—	45,000	45,000
Rijnhard de Beaufort **)	—	—	7,500	7,500	3,750
Sir George Cox	35,000	11,000	—	46,000	46,000
André Dirckx ***)	—	—	—	—	—
Paul van den Hoek ****)	13,617	—	3,750	17,367	38,750
Patrick Houël	35,000	7,500	—	42,500	39,375
Baron Jean Peterbroeck	35,000	9,582	—	44,582	43,125
Ricardo Salgado	35,000	5,000	—	40,000	40,000
René de La Serre *****)	13,617	—	—	13,617	35,000
Rijnhard van Tets	35,000	9,028	7,500	51,528	46,250
Remi Vermeiren ******)	13,617	3,890	3,750	21,257	48,750
Sir Brian Williamson	35,000	—	—	35,000	35,000
Former Supervisory Board members	—	—	—	—	—

Grand total	340,851	62,000	30,000	432,851	485,750

*)	Five members of Euronext’s Supervisory Board were also members of the Supervisory Board of Euronext Amsterdam N.V., a subsidiary of Euronext. Mr. Hessels, Mr. de Beaufort and Mr. van Tets have been members of Euronext Amsterdam’s Supervisory Board throughout 2006. Mr. van den Hoek and Mr. Vermeiren retired on 30 June 2006.

**)	Mr. de Beaufort was appointed as a member of the Supervisory Board of Euronext N.V. on 19 December 2006. He will receive his remuneration with regard to December 2006 in 2007.

***)	Mr. Dirckx abstains from remuneration.

****)	Mr. van den Hoek retired as a member of the Supervisory Board of Euronext N.V. on 23 May 2006.

*****)	Mr. de la Serre retired as a member of the Supervisory Board of Euronext N.V. on 23 May 2006. He was again appointed as a member of the Supervisory Board of Euronext N.V. on 19 December 2006, and he will receive his remuneration with regard to December 2006 in 2007.

******)	Mr. Vermeiren retired as a member of the Supervisory Board of Euronext N.V. on 23 May 2006.

There are no loans and guarantees made to members of the Supervisory Board. There have been no transactions involving members of the Supervisory Board. Members of the Supervisory Board and members of their families do not hold, directly or indirectly, any assets. Members of the Supervisory Board do not hold an interest in the Company, with the exception of Baron Peterbroeck, who holds 5,000 shares in Euronext N.V.

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

The transactions regarding the share repurchase program included transactions executed by liquidity providers to stabilize the share price and transactions executed by brokers with the intention of buying back shares.

As at 31 December 2006, the Group holds 45,025 shares pursuant to the liquidity contract (31 December 2005: 65,641 shares) with a cumulative gain of €2,319,964 taking into account equity gains and losses resulting from the liquidity purchase and sale. The average purchase price after commissions of shares purchased in the reporting period amounted of €77.33 per share (2005: €28.47) and the average sale price after commissions of shares sold in the reporting period amounted of €77.68 per share (2005: €29.00).

3.12 Summary of differences between International Financial Reporting Standards and United States Generally Accepted Accounting Principles

The consolidated financial statements of Euronext Group have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as described in Note 2 to the consolidated financial statements.

IFRS differ in certain significant respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The application of U.S. GAAP would have affected the Group’s consolidated net income attributable to shareholders of the parent company for the fiscal years ended December 31, 2006 and 2005 and its shareholders’ equity as of December 31, 2006 and 2005 as provided in the tables below.

3.12.1 Reconciliation of consolidated net income from IFRS to U.S. GAAP

		Year ended December 31,
Note		2006	2005 (* restated)
		In thousands of euros
	Consolidated net income attributable to shareholders of the parent company as reported in accordance with IFRS	361,779	239,954
A	Business Combinations
	Gain/Loss on sales of activities	4,392	3,501
	Impairment and amortization of intangible assets (including goodwill)	(22,108)	(21,813)
B	Admission fees	(14,458)	(14,366)
C	Derivatives and hedging	(6,218)	3,801
D	Financial instruments	2,708	(1,007)
E	Foreign currency exchange gains and losses on available for sale debt securities	2,182	3,061
F	Employee benefits	(965)	(4,126)
G	Share-based payments	(25,507)	(5,704)
H	Software revenue recognition	—	3,474
I	Other	(2,830)	(5,916)
J	Put options granted to minority interests	(2,422)	47
A	Deferred tax related to Business Combinations	25,701	16,485
L	Tax effect of other U.S. GAAP adjustments	6,728	3,703
	TOTAL U.S. GAAP Adjustments	(32,797)	(18,860)
	Consolidated net income attributable to shareholders of the parent company as determined in accordance with U.S. GAAP	328,982	221,094

*)	See Changes in accounting principles (note 2).

3.12.2 Reconciliation of shareholders’ equity from IFRS to U.S. GAAP

		December 31,
Note		2006	2005
		In thousands of euros
	Consolidated shareholders’ equity as reported in accordance with IFRS	1,667,016	1,721,256
A	Business Combinations
	Gain/Loss on sales of activities	55,815	51,591
	Impairment and amortization of intangible assets (including goodwill)	(4,101)	17,646
B	Admission fees	(92,025)	(77,567)
C	Derivatives and hedging	(1,534)	4,684
F	Employee benefits	(19,892)	(21,443)
G	Share-based payments	(31,969)	—
H	Software revenue recognition	—	—
I	Other	2,033	4,862
J	Put options granted to minority interests	(2,375)	47
A	Deferred tax related to Business Combinations	113,080	86,982
L	Tax effect of other U.S. GAAP adjustments	33,934	32,812
	TOTAL U.S. GAAP Adjustments	52,966	99,614
	Consolidated shareholders’ equity as determined in accordance with U.S. GAAP	1,719,982	1,820,870

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

The above items resulted in the following impacts on Euronext consolidated shareholders’ equity and consolidated net income attributable to shareholders of the parent company in order to reconcile to U.S. GAAP:

	Consolidated shareholders’ equity December 31
	2006	2005
	(In thousands of euros)
Amortization and impairment of indefinite life intangible assets (*)	(16,304)	(16,304)
Amortization and impairment of definite life intangible assets	(160,128)	(136,692)
Amortization and impairment of goodwill	172,331	170,642

Total impairment and amortization of intangible assets (including goodwill)	(4,101)	17,646

Consolidated shareholders’ equity variance is composed of consolidated net income attributable to shareholders of the parent company for the period and the effect of currency translation differences.

	Consolidated net income attributable to shareholders of the parent company for the years ended December 31,
	2006	2005
	(In thousands of euros)
Amortization and impairment of indefinite life intangible assets (*)	—	—
Amortization and impairment of definite life intangible assets	(22,108)	(21,813)
Amortization and impairment of goodwill	—	—

Total impairment and amortization of intangible assets (including Goodwill)	(22,108)	(21,813)

(*)	In accordance with APB 17 “Intangible Assets,” identified indefinite life intangible assets have been amortized until January 1, 2002.

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

This resulted in the following impacts on Euronext consolidated shareholders’ equity and consolidated net income attributable to shareholders of the parent company to reconcile to U.S. GAAP:

	Consolidated shareholders’ equity December 31
	2006	2005
	(In thousands of euros)
Gain/Loss on sales of activities	55,815	51,951

Consolidated shareholders’ equity variance is composed of consolidated net income attributable to shareholders of the parent company for the period and the effect of currency translation differences.

	Consolidated net income attributable to shareholders of the parent company for the years ended December 31,
	2006	2005
	(In thousands of euros)
Gain/Loss on sales of activities	4,392	3,501

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

The schedule below reflects the deferred tax impact of the adjustments from IFRS to U.S. GAAP as at December 31, 2006 and 2005 for the above mentioned business combinations and the adjustments mentioned below in Items J and K.

	December 31, 2006	December 31, 2005	Estimated Useful Life
	(In thousands of euros)
Decrease in goodwill	408,381	399,450
Increase in:
Regulatory licenses	389,438	435,325	Indefinite
Customer relationships	170,589	197,326	20 years
Trade marks	26,410	27,514	Indefinite
Technology	4,565	5,977	3 to 6 years
Total other intangibles (including goodwill)	182,621	266,692
Increase in deferred tax liabilities on intangibles	156,677	203,660

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

The application of U.S. GAAP results in lower revenues of €14.5 million and €14.4 million for the years ended December 31, 2006 and 2005, respectively, related to the deferral of portions of the admission fees charged in those periods offset by the amortization of admissions fees charged in prior periods. As of December 31, 2006 and 2005, deferred revenues related to admission fees amounted to €92.0 million and €77.6 million, respectively.

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

The prospective assessment of hedge effectiveness is documented according to the rules stated in the application guidance of IAS 39 by asserting that the critical terms of the hedged liability match those of the hedging instrument. Critical terms include the notional and principal amounts, the maturity, the interest payment dates and the principal repayment dates. The credit risk component of the interest swap is included in the prospective assessment of effectiveness. Due to the fact that Euronext’s policy is to enter into hedging derivatives with highly rated counterparts, the credit risk of the hedging swap does not create any ineffectiveness in the prospective assessment of highly effectiveness of the hedging strategy. At each closing date, Euronext ascertains that the counterparty to the hedging derivative does not evidence a credit risk that would create some changes in value of the hedging swap not reflected in the hedged risk. The retrospective assessment of hedge effectiveness is performed using the cumulative dollar offset method which consists in comparing the fair value of the hedging swap with the change in fair value of the hedged liability due to changes in GBP Libor rates. Prospective and retrospective assessments of hedge effectiveness are conducted at each closing date.

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

As a result, under U.S. GAAP Euronext recorded a reconciling adjustment to consolidated net income attributable to shareholders of the parent company of €(6.2) million and €3.8 million for the years ended December 31, 2006 and 2005, respectively.

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

Starting January 1, 2006, IAS39, “Amendment for the fair value option” limits the possibility to designate a financial asset or a financial liability on initial recognition as at fair value through profit or loss. As a consequence, Euronext’s current investments in equity securities investments held by the Group that were previously classified as investments at fair value through profit or loss, have been reclassified as available-for-sale (“AFS”), as at 1 January 2006. Furthermore, the Group chooses to classify newly purchased money market funds as available-for-sale investments and no longer applies the fair value option on this type of investment. As at December 31, 2006, all money market funds are classified as available-for-sale investments, with the exception of those held by the Group’s subsidiary GL TRADE, which are still designated as Financial Assets at Fair Value through profit and loss.

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

Under U.S. GAAP, the Group applies SFAS 87, “Accounting for Pensions,” SFAS 88, “Accounting for Pension Settlements and Curtailments,” SFAS 106, “Accounting for Postretirement Benefits,” and SFAS 112, “Employers’ Accounting for Post-Employment Benefit.” Effective December 31, 2006, the Group adopted the provisions of SFAS 158 “ Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment to FASB Statements No. 87, 88, 106, and 132(R). The standard requires an employer to recognize the funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet with an offsetting amount in accumulated other comprehensive income and to recognize changes in that funded status in the year in which the changes occur. Prior years have not been restated and are not comparable. This standard does not impact the net income as determined in accordance with US GAAP.

The significant differences between IAS 19 and U.S. GAAP under SFAS 87, SFAS 88, SFAS 106, SFAS 112, and SFAS 158 that affect the Group are:

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

The effect of these differences on consolidated shareholders’ equity are summarized as follows:

	December 31
	2006	2005
	(thousands of euros)
Accumulated actuarial gains and losses	(5,138)	(4,173)
Additional minimum pension liability	—	(17,270)
Funded Status	(14,754)	—

U.S. GAAP adjustment	(19,892)	(21,443)

The effect of these differences on consolidated net income attributable to shareholders of the parent company can be summarized as follows:

	Years ended December 31
	2006	2005
	(thousands of euros)
Amortization of unrecognized actuarial gains and losses	(965)	(689)
Amortization of unrecognized prior service cost	—	(3,437)

U.S. GAAP adjustment	(965)	(4,126)

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

Starting January 1, 2006, the Company adopted SFAS 123®, “Share-Based Payments” (“FAS 123®”) using the modified prospective method. Under the modified prospective method, share-based compensation is recognized based on the fair value of the awards for:

•	new share-based payment awards granted;

•	awards modified, repurchased, or cancelled after the required effective date;

•	the remaining portion of the requisite service under previously-granted; and

•	unvested awards outstanding as of the required effective date.

The main effect of adopting the standard on January 1, 2006 concerned Euronext stock option awards granted in 2004. Under FAS 123(R), Euronext stock option awards granted in 2004, which were previously classified as an equity instrument under APB 25, are classified as a liability due to conditions in the awards that are not service, performance or market conditions as described in FAS 123(R). This liability was recognized at its fair value of €6.0 million at January 1, 2006 by reducing equity. The difference between the fair value of the liability recognized at January 1, 2006 and the previously recognized compensation cost until that date amounted to €0.2 million and was recognized in the income statement, net of any related tax effect, as the cumulative effect of the change in accounting principle. The fair value of this liability-classified award is remeasured at each period-end based on the current share price and other pertinent factors. The change in the fair value of this liability-classified award, net of any related tax effect was recognized in the consolidated income statement of the period as an additional stock compensation expense. For the year ended December 31, 2006, stock compensation expense for an amount of €24.5 million was recorded under U.S. GAAP in relation to these liability-classified stock option awards, in addition to the €1.5 million already recognized under IFRS.

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

Under U.S. GAAP, the rules for revenue recognition under multiple-element arrangements are detailed and prescriptive. These rules include the requirement that revenues be allocated to the respective elements of such an arrangement on the basis of Vendor Specific Objective Evidence of Fair Value (“VSOE”) for each element. Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” sets out precise requirements for establishing VSOE for valuing elements of certain multiple-element arrangements. When VSOE for individual elements of an arrangement cannot be established in accordance with SOP 97-2, revenue is generally deferred and recognized upon delivery of the final element.

Under U.S. GAAP, the Group did not have VSOE for certain elements of certain multiple-element arrangements with customers within the Liffe business. The terms of these arrangements with customers include, among other terms, the provision of hosting services and ongoing customer support (known as Post-contract customer support, or PCS, under SOP 97-2). As a consequence of the terms of these arrangements, revenue is deferred under U.S. GAAP and does not start to be recognized until delivery or discharge of the obligation in respect of the final element of the arrangement for which VSOE is not determinable. If this final element is PCS, then revenue is recognized over the remaining term of the PCS contract. In July 2005, Euronext sold its IT activity. Therefore, as of December 31, 2006 and 2005, this is no longer a reconciling item.

I—Other

This reconciling item reflects U.S. GAAP adjustments for non securities and derivatives exchange activities operated through GL TRADE and AEMS groups. These adjustments mainly relate to goodwill amortization differences (see description in Item A), revenue recognition differences (see description in Item H) and restructuring liabilities in relation to timing differences in the recognition of liabilities in connection with restructuring plans.

	Consolidated shareholders’ equity December 31,
	2006	2005
	(thousands of euros)
Goodwill amortization	8,963	9,240
Revenue recognition	(6,955)	(5,125)
Restructuring liabilities	25	747

Total Other	2,033	4,862

	Consolidated net income attributable to shareholders of the parent company for the years ended December 31,
	2006	2005
	(thousands of euros)
Goodwill amortization	(278)	212
Revenue recognition	(1,830)	(4,649)
Restructuring liabilities	(722)	(1,479)

Total Other	(2,830)	(5,916)

J—Put options granted to minority interests

Under IFRS, Euronext has committed itself to acquiring minority shareholdings owned by third parties in certain less than wholly owned consolidated subsidiaries. Since these third parties have the ability, if they wish so, to decide to exercise their put options, IAS 32 requires that the present value of the exercise price of such options be accounted for as a financial liability, no minority interest recognized for accounting purposes and the difference (if any) booked as part of goodwill. The goodwill is adjusted at each closing date to reflect the variation of the liability (due to changes in the exercise price of the option).

Under U.S. GAAP, these put options are recorded as liabilities measured initially at fair value and consequently with changes in fair value recognized into earnings.

K—MBE Holding

Under IFRS, MBE Holding, which was acquired by Euronext in November 2005, is consolidated under the proportional consolidation method. Amounts reflected in Euronext’s consolidated balance sheet under IFRS with respect to MBE Holding include as of December 31, 2006, (respectively December 31, 2005), current assets of €24.5 million (€19.5 million), non-current assets of €85.4 million (€70.0 million), current liabilities of €9.2 million (€10.2 million) and non-current liabilities of €26 million (€1.1 million).

Under U.S. GAAP, MBE Holding is accounted for under the equity method primarily because the minority shareholder holds significant participating rights. As of December 31, 2005, Euronext’s investment in MBE Holding is reflected in the “Investments in associates” line item in Euronext’s consolidated balance sheet under U.S. GAAP for an amount of €87.4 million (€71.5 million as of December 31, 2005).

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

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements,” which defines fair value and establishes a framework for measuring fair value. SFAS 157 does not impose fair value measurement on items not already accounted for at fair value; rather it applies, with certain exceptions, to other accounting pronouncements that either require or permit fair value measurement. SFAS 157 is effective for the Group for the year ending December 31, 2008. The Group is currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement requires a business entity to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. An entity may decide whether to elect the fair value option for each eligible item on its election date, subject to certain requirements described in the statement. This statement is effective for the Group as of January 1, 2008. The Group is currently evaluating the impact of adopting SFAS 159.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision, and with the participation, of NYSE Euronext management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal controls over financial reporting (as defined in Rule 13a-15 under the Exchange Act) occurred during our last fiscal quarter ended December 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of NYSE Euronext

Information relating to our board of directors will be described under “Election of Directors—Nominees for Election to the Board of Directors” in our Definitive Proxy Statement for our 2008 Annual Meeting of Stockholders to be held on May 15, 2008, which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the “2008 Proxy Statement”), and is incorporated herein by reference. Information relating to our executive officers is, pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, set forth at Part I, Item 4(A) of this Annual Report on Form 10-K under the caption “Executive Officers of NYSE Euronext.” Information regarding compliance by our directors and executive officers and owners of more than ten percent of our common stock with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement, is incorporated herein by reference. Information relating to our financial expert serving on our Audit Committee (Item 407(d)(5) of Regulation S-K), our Nominating and Governance Committee (Item 407(c)(3) of Regulation S-K), and our Audit Committee (Item 407(d)(4) of Regulation S-K) will be set forth under the caption “Corporate Governance—Board Meetings and Committees” in our 2008 Proxy Statement and is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. Our Code of Ethics and Business Conduct meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is the principal financial officer) and Chief Accounting Officer (who is the principal accounting officer), as well as all other employees, as indicated above. Our Code of Ethics and Business Conduct also meets the requirements of a code of ethics and business conduct under the NYSE listing standards. Our Code of Ethics and Business Conduct is available on our website at www.nyse.com under the heading “Investor Relations—Corporate Governance.” We will also provide a copy of the Code of Ethics and Business Conduct to stockholders at no charge upon written request.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be described in “Compensation of Executive Officers” and “Corporate Governance—Compensation of Directors” in the 2008 Proxy Statement and is incorporated herein by reference. Information relating to our Human Resources and Compensation Committee (Item 407(e)(4) of Regulation S-K) will be set forth under the caption “Corporate Governance—Board Meetings and Committees” in our 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners of our common stock and information relating to security ownership of our management will be described under “Security Ownership of Certain Beneficial Owners and Management” in the 2008 Proxy Statement and is incorporated herein by reference. Information regarding securities authorized for issuance under equity compensation plans is set forth in Part II, Item 5 of this Annual Report on Form 10-K under the caption “Outstanding Options and Restricted Stock.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be described under “Other Matters—Certain Relationship and Related Transactions” and “Corporate Governance—Director Independence” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services, as well as audit committee pre-approval policies and procedures, will be described under “Report of Audit Committee and Ratification of Selection of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(b) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 17, 2008, by and among NYSE Euronext, Amsterdam Merger Sub, LLC, The Amex Membership Corporation, AMC Acquisition Sub, Inc., American Stock Exchange Holdings, Inc., American Stock Exchange LLC and American Stock Exchange 2, LLC (Incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

2.2	Purchase Agreement, entered into as of January 12, 2008 by and among (i) Wombat Financial Software, Inc., a Nevada corporation, (ii) TransactTools, Inc., a Delaware corporation, an indirect, wholly owned subsidiary of NYSE Euronext, a Delaware corporation, (iii) Ronald B. Verstappen, Daniel Moore, ML IBK Positions, Inc. and certain other individual parties; (iv) NYSE Euronext, a Delaware corporation (for the limited purposes specified in the agreement only), and (v) Ronald B. Verstappen, as the seller representative (for the limited purposes set specified in the agreement only) (Incorporated by reference to Exhibit 2.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on January 16, 2008).

2.3	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4/A filed with the SEC on November 27, 2008 (File No. 333-137506)).

2.4	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

2.5	Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 filed with the SEC (File No. 333-126780)).

2.6	Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (Incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

3.2	Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.1	Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among GS Archipelago Investment, L.L.C., SLK-Hull Derivatives LLC, Goldman Sachs Execution and Clearing, L.P. and New York Stock Exchange, Inc. (Incorporated by reference to Annex C to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.2	Amended and Restated Support and Lock-Up Agreement, dated as of July 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG and New York Stock Exchange, Inc. (Incorporated by reference to Annex B to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

Exhibit No.	Description

10.3	Employment Agreement, dated as of August 27, 2003, by and between New York Stock Exchange, Inc. and Richard A. Grasso (Incorporated by reference to Exhibit 10.6 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.4	Letter Agreement, dated as of December 1, 2004, by and between New York Stock Exchange, Inc. and John Thain (Incorporated by reference to Exhibit 10.8 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.5	Letter Agreement, dated as of April 6, 2005, by and between New York Stock Exchange, Inc. and Catherine R. Kinney (Incorporated by reference to Exhibit 10.10 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.6	Letter Agreement, dated as of December 7, 2006, by and between NYSE Group, Inc. and John A. Thain (Incorporated by reference to Exhibit 10.1 to NYSE Group, Inc.’s current report on Form 8-K filed with the SEC on December 15, 2006).

10.7	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (Incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.8	Amended and Restated Change In Control Severance Agreement, dated as of June 15, 2004, between Archipelago Holdings, L.L.C. and Nelson J. Chai (Incorporated by reference to Exhibit 10.34 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.9	Form of Agreement by and between Archipelago Holdings, Inc. and each other executive officer, dated as of December 30, 2005 (Incorporated by reference to Exhibit 10.1 to Archipelago’s current report on Form 8-K filed with the SEC on December 30, 2005).

10.10	Registration Rights Agreement, dated as of October 20, 2005, by and among General Atlantic Partners 77, L.P., GAP-W Holdings, L.P., GapStar, LLC, GAP Coinvestment Partners II, L.P., GAPCO GmbH & Co. KG, NYSE Group, Inc., and New York Stock Exchange, Inc. (Incorporated by reference to Exhibit 10.15 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.11	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (Incorporated by reference to NYSE Euronext’s current report on Form 8-K filed with the SEC on January 9, 2007).

10.12	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India (Incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 22, 2007).

10.13	Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (Incorporated by reference to Exhibit 10.47 to the NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.14	Amended and Restated Clearing Agreement between LIFFE Administration and Management and LCH.Clearnet Limited dated July 16, 1996 (Incorporated by reference to Exhibit 10.48 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.15	The Umbrella Services Agreement among Euronext N.V., Atos Origin SA, Atos Euronext SA and Atos Euronext Market Solutions Holdings S.A.S. dated July 22, 2005 (Incorporated by reference to Exhibit 10.49 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

Exhibit No.	Description

10.16	Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/ Beursplein, 1000 Brussels, Belgium (unofficial English translation) (Incorporated by reference to Exhibit 10.50 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.17	Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (Incorporated by reference to Exhibit 10.51 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.18	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (Incorporated by reference to Exhibit 10.52 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.19	Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (Incorporated by reference to Exhibit 10.53 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.20	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007 (Incorporated by reference to Exhibit 10.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.21	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007 (Incorporated by reference to Exhibit 10.2 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.22	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007 (Incorporated by reference to Exhibit 10.3 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.23	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007 (Incorporated by reference to Exhibit 10.4 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.24	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Socit Gnrale, as Dealers, dated March 30, 2007 (Incorporated by reference to Exhibit 10.5 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 2, 2007).

10.25	364-Day Credit Agreement ($1,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (Incorporated by reference to Exhibit 10.5 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 9, 2007).

10.26	Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (Incorporated by reference to Exhibit 10.5 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 9, 2007).

10.27	Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee (Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).

Exhibit No.	Description

10.28	Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext. (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Report on Form 10-K filed with the SEC on May 1, 2007).

10.29	NYSE Group, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 99.1 to NYSE Group, Inc.’s registration statement on Form S-8 (File No. 333-132284)) (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).

10.30	Form of Restricted Stock Unit Agreement Pursuant to NYSE Group, Inc. 2006 Stock Incentive Plan (Incorporated by reference to Exhibit 10.1 to NYSE Group Inc.’s current report on Form 8-K filed with the SEC on June 7, 2006).

10.31	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (Incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.’s registration statement on Form S-1 (File No. 333-132390)).

10.32	New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.23 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.33	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.24 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.34	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.25 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.35	Amendment to the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.26 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.36	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.27 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.37	New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.28 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.38	Amendment No. 1 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.29 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.39	Amendment No. 2 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.30 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.40	Amendment No. 3 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.31 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.41	Amendment No. 4 to the New York Stock Exchange, Inc. Supplemental Executive Savings Plan (Incorporated by reference to Exhibit 10.32 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

Exhibit No.	Description

10.42	Trust Under the New York Stock Exchange, Inc. Supplemental Executive Benefits Plans (Incorporated by reference to Exhibit 10.33 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.43	New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.34 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.44	Amendment No. 1 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.35 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.45	Amendment No. 2 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.36 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.46	Amendment No. 3 to the New York Stock Exchange, Inc. Capital Accumulation Plan (Incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.47	New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards (Incorporated by reference to Exhibit 10.38 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.48	Amendment No. 1 to the New York Stock Exchange, Inc. Deferred Compensation Plan for Performance Awards (Incorporated by reference to Exhibit 10.39 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.49	Amendment No. 2 to the New York Stock Exchange, Inc. Long Term Incentive Deferral Plan (Incorporated by reference to Exhibit 10.40 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.50	New York Stock Exchange, Inc. ICP Award Deferral Plan (Incorporated by reference to Exhibit 10.41 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.51	Amendment No. 1 to the New York Stock Exchange, Inc. ICP Award Deferral Plan (Incorporated by reference to Exhibit 10.42 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2006).

10.52	Archipelago Holdings, L.L.C. 2000 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.16 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (File No. 333-113226)).

10.53	Archipelago Holdings, L.L.C. 2003 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.17 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (File No. 333-113226)).

10.54	Archipelago Holdings 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.18 to Archipelago Holdings, Inc.’s registration statement on Form S-1 filed with the SEC on March 31, 2004 (File No. 333-113226)).

10.55	Société des Bourses Françaises (SFB) stock option plan (Incorporated by reference to Exhibit 10.54 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.56	Euronext 2001 stock option plan (Incorporated by reference to Exhibit 10.55 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

Exhibit No.	Description
10.57	Euronext 2002 stock option plan (Incorporated by reference to Exhibit 10.56 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.58	Euronext 2004 stock option plan (Incorporated by reference to Exhibit 10.57 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.59	Euronext 2005 Executive Incentive Plan and rules (Incorporated by reference to Exhibit 10.58 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.60	Employment Agreement, dated as of September 8, 2004 between Euronext Amsterdam N.V. and Mr. J.J.M. van der Does de Willebois (Incorporated by reference to Exhibit 10.59 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.61	Employment Agreement, dated as of July 8, 1999 between LIFFE Administration and Management and Mr. Hugh Ronald Freedberg (Incorporated by reference to Exhibit 10.60 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.64	Employment Agreement, dated as of January 26, 2005 between Euronext Lisbon and Dr. Miguel Athayde Marques (Incorporated by reference to Exhibit 10.63 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.65	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (Incorporated by reference to Exhibit 99.10 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.66	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (Incorporated by reference to Exhibit 99.11 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.67	Euronext N.V. Share Purchase and Match French Plan (Incorporated by reference to Exhibit 99.12 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.68	Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007 (Incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007).

10.69	Separation Agreement, by and between NYSE Euronext and Gerald D. Putnam, dated September 17, 2007 (Incorporated by reference to Exhibit 99.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on September 20, 2007).

10.70	Consulting Agreement, by and between NYSE Euronext and Gerald D. Putnam, dated September 17, 2007 (Incorporated by reference to Exhibit 99.2 to NYSE Euronext’s current report on Form 8-K filed with the SEC on September 20, 2007).

10.71	Letter Agreement by and between Duncan L. Niederauer and NYSE Euronext, dated November 14, 2007 (Incorporated by reference to Exhibit 99.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on November 16, 2007).

10.72	Employment Agreement by and between Bruno Colmant and Euronext Brussels N.V./S.A., dated September 7, 2007 (Incorporated by reference to Exhibit 10.72 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

10.73	Employment Agreement by and between Philippe Duranton and NYSE Euronext, dated February 5, 2008 (Incorporated by reference to Exhibit 10.73 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

Exhibit No.	Description
10.74	Employment Agreement by and between John Halvey and NYSE Euronext, dated February 11, 2008 (Incorporated by reference to Exhibit 10.74 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

14	Code of Ethics and Business Conduct (Incorporated by reference to Exhibit 14 to NYSE Euronext’s Annual Report on Form 10-K/A filed with the SEC on May 1, 2007)

21.1	List of Subsidiaries of NYSE Euronext

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm for NYSE Euronext.

23.2	Consent of KPMG Accountants N.V., joint independent accountants for Euronext N.V.

23.3	Consent of Ernst & Young Accountants, joint independent accountants for Euronext N.V.

24.1	Power of Attorney (Incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a) Certification (CEO)

31.2	Rule 13a-14(a) Certification (CFO)

32.1	Section 1350 Certifications.

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext

By:

/S/ DUNCAN NIEDERAUER
Name: Duncan Niederauer

Title: Chief Executive Officer

Date: March 25, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Duncan Niederauer, Jean-François Théodore, John Halvey, Stéphane Biehler, William Freeman and Janet Kissane, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

Name	Title	Date

/S/ DUNCAN NIEDERAUER Duncan Niederauer	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2008

/S/ JOOST VAN DER DOES DE WILLEBOIS Joost van der Does de Willebois	Executive Vice President and Acting Chief Financial Officer (Principal Financial Officer)	March 25, 2008

/S/ STÉPHANE BIEHLER Stéphane Biehler	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 25, 2008

/S/ JAN-MICHIEL HESSELS Jan-Michiel Hessels	Director (Chairman)	March 25, 2008

/S/ MARSHALL N. CARTER Marshall N. Carter	Director (Deputy Chairman)	March 25, 2008

/S/ JEAN-FRANÇOIS THÉODORE Jean-François Théodore	Director	March 25, 2008

/S/ ELLYN L. BROWN Ellyn L. Brown	Director	March 25, 2008

/S/ SIR GEORGE COX Sir George Cox	Director	March 25, 2008

/S/ ANDRÉ DIRCKX André Dirckx	Director	March 25, 2008

/S/ WILLIAM E. FORD William E. Ford	Director	March 25, 2008

Name	Title	Date

/S/ SYLVAIN HEFES Sylvain Hefes	Director	March 25, 2008

/S/ DOMINIQUE HOENN Dominique Hoenn	Director	March 25, 2008

/S/ PATRICK HOUËL Patrick Houël	Director	March 25, 2008

/S/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	March 25, 2008

/S/ JAMES S. MCDONALD James S. McDonald	Director	March 25, 2008

/S/ DUNCAN M. MCFARLAND Duncan M. McFarland	Director	March 25, 2008

/S/ JAMES J. MCNULTY James J. McNulty	Director	March 25, 2008

/S/ BARON JEAN PETERBROECK Baron Jean Peterbroeck	Director	March 25, 2008

/S/ ALICE M. RIVLIN Alice M. Rivlin	Director	March 25, 2008

/S/ RICARDO SALGADO Ricardo Salgado	Director	March 25, 2008

/S/ ROBERT B. SHAPIRO Robert B. Shapiro	Director	March 25, 2008

/S/ RIJNHARD VAN TETS Rijnhard van Tets	Director	March 25, 2008

/S/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	March 25, 2008

/S/ SIR BRIAN WILLIAMSON Sir Brian Williamson	Director	March 25, 2008