Form 10-Q
period 2008-03-31
NYSE Euronext
filed 2008-05-14
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 12, 2008, the registrant had approximately 265 million shares of common stock, $0.01 par value per share, outstanding.

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2007.

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

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,139	$964
Short term financial investments	521	559
Securities purchased under agreements to resell	14	9
Accounts receivable, net	740	566
Deferred income taxes	136	111
Other current assets	104	69

Total current assets	2,654	2,278
Property and equipment, net	595	576
Goodwill	5,346	5,014
Other intangible assets, net	7,579	7,226
Investments in associates	320	337
Deferred income taxes	407	390
Other assets	820	797

Total assets	$17,721	$16,618

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$795	$843
Section 31 fees payable	118	169
Deferred revenue	457	205
Short term debt	2,515	2,192
Deferred income taxes	48	53

Total current liabilities	3,933	3,462
Accrued employee benefits	312	312
Deferred revenue	355	349
Long term debt	519	521
Deferred income taxes	2,455	2,332
Other liabilities	26	27

Total liabilities	7,600	7,003
Minority interest	259	231
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 800 shares authorized; 267 shares issued; 265 shares outstanding	3	3
Common stock held in treasury, at cost: 2 shares	(83)	(67)
Additional paid-in capital	8,292	8,319
Retained earnings	801	637
Accumulated other comprehensive income	849	492

Total stockholders’ equity	9,862	9,384

Total liabilities and stockholders’ equity	$17,721	$16,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2008	2007
Revenues
Activity assessment	$102	$185
Cash trading	563	250
Derivatives trading	270	13
Listing	98	90
Market data	104	63
Software and technology services	106	25
Regulatory	13	50
Other	37	26

Total revenues	1,293	702
Section 31 fees	(102)	(185)
Merger expenses and exit costs	(17)	(11)
Compensation	(213)	(105)
Liquidity payments	(273)	(136)
Routing and clearing	(70)	(45)
Systems and communications	(93)	(27)
Professional services	(35)	(21)
Depreciation and amortization	(61)	(35)
Occupancy	(36)	(21)
Marketing and other	(47)	(20)
Regulatory fine income	2	5

Operating income	348	101
Interest expense	(34)	(1)
Interest and investment income	15	10
Gain on sale of equity investment	1	—
Income from associates	1	—
Other income	10	4

Income before income tax provision and minority interest	341	114
Income tax provision	(102)	(46)
Minority interest	(9)	—

Net income	$230	$68

Earnings per common share:
Basic earnings per share	$0.87	$0.43
Diluted earnings per share	$0.87	$0.43
Dividends paid per common share	$0.25	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$230	$68
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	38
Deferred income taxes	19	14
Deferred revenue amortization	(21)	(22)
Stock based compensation	12	7
Gain on sale of equity investment and businesses	(1)	—
Other non-cash items	14	1
Change in operating assets and liabilities:
Accounts receivable, net	(112)	(88)
Other assets	(25)	(43)
Accounts payable, accrued expenses and Section 31 fees payable	(177)	(84)
Deferred revenue	251	216
Accrued employee benefits	5	(23)

Net cash provided by operating activities	258	84

Cash flows from investing activities:
Sales of investments	470	3,115
Purchases of investments	(409)	(3,152)
Net sales (purchases) of securities purchased under agreements to resell	(5)	(40)
Purchases of equity investments and businesses	(195)	(27)
Sale of equity investments and businesses	26	—
Purchases of property and equipment	(44)	(30)
Other investing activities	(20)	—

Net cash used in investing activities	(177)	(134)
Cash flows from financing activities:
Commercial paper borrowings, net	143	—
Dividends to shareholders	(66)	—
Purchases of treasury stock	(16)	—
Redemption of loans	(7)	—
Employee stock transactions	4	20
Principal payment of capital lease obligations	(1)	(3)

Net cash provided by financing activities	57	17
Effects of exchange rate changes on cash and cash equivalents	37	—

Net increase (decrease) in cash and cash equivalents for the period	175	(33)
Cash and cash equivalents at beginning of period	964	277

Cash and cash equivalents at end of period	$1,139	$244

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the NYSE and NYSE Arca, Inc. in the United States and the five European-based exchanges that comprise Euronext—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incident to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

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

The accompanying condensed unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under accounting principles generally accepted in the U.S., have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.

The preparation of these unaudited condensed consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could be materially different from these estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2007. Operating results for the three ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

On April 2, 2007, NYSE Euronext commenced a second offer period to acquire Euronext shares that were not tendered during the initial exchange offer period. On April 27, 2007, the second offer period closed, resulting in NYSE Euronext’s holding, through NYSE Euronext (Holding), 97.0% of the share capital and 97.7% of the voting rights of Euronext.

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

Through the compulsory acquisition procedure, NYSE Euronext intends, through NYSE Euronext (Holding), to acquire 100% of the Euronext shares outstanding and not held by Euronext or its subsidiaries at the time of the final judgment of the Enterprise Chamber of the Amsterdam Court of Appeals or shortly thereafter. It is currently not known when the Enterprise Chamber of the Amsterdam Court of Appeals will issue its final judgment and consequently it is not known when NYSE Euronext, through NYSE Euronext (Holding), will be able to acquire the Euronext shares that are the subject of the proceeding.

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

The following is a summary of the purchase price in the Euronext combination (in millions, except per share data):

Euronext shares tendered	109 shares
Times	0.98	(a)
Times	$61.70	(b)

Equity component	$6,600

plus:
Euronext shares tendered	109 shares
Times	$28.54	(a)

Cash component	$3,115

Acquisition costs	$73
Fair value of stock, equity awards and other instruments	$58

Total purchase price	$9,846

(a)	Each tendered Euronext share was exchanged into 0.98 of a share of NYSE Euronext common stock and €21.32 ($28.54) in cash.
(b)	Corresponding to the average closing stock price of NYSE Group common stock for the five-day period beginning two days before and ending after June 1, 2006 (the date the combination was agreed to and announced).

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Euronext net assets as of the combination date as follows (in millions):

Historical equity of Euronext	$2,263
Elimination of Euronext’s historical goodwill and intangibles	(1,066)
Fair value of identifiable intangible assets:
National securities exchange registrations	5,377
Customer relationships	805
Trade names and other intangibles	185
Fair value adjustment of property and equipment	108
Fair value adjustment of equity method investments and investment in affiliates	136
Deferred tax impact of purchase accounting adjustments	(1,983)
Minority interest	(134)
Goodwill	4,155

Total purchase price	$9,846

NYSE Euronext entered into a €2.5 billion bridge facility to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 in connection with the exchange offer. The bridge facility was subsequently redeemed using proceeds from the $3.0 billion global commercial paper program launched by NYSE Euronext in April 2007. NYSE Euronext also entered into a $3.0 billion syndicated revolving facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and includes a $1.0 billion 364-day tranche maturing on April 2, 2009 and a $2.0 billion 5-year tranche maturing on April 4, 2012. Both the global commercial paper program and the syndicated credit facility include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

Pro Forma Results

The following table provides pro forma results of operations as if the business combination transaction between NYSE Group and Euronext had been completed at the beginning of the earliest period presented (in millions, except per share data):

	Three months ended March 31,
	2008	2007
Total revenues	$1,191	$929
Net income	$241	$158
Basic earnings per share	$0.91	$0.61
Diluted earnings per share	$0.91	$0.60

During 2005, NYSE Group adopted a plan to eliminate employee positions. Additionally, as part of the business combination transaction between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions. The following is a summary of the severance charges, utilization of the accrual through March 31, 2008 and the remaining accrual as of March 31, 2008 (in millions):

	US Operations	European Operations
Balance as of December 31, 2007	$3	$11
Employee severance and related benefits	14	11
Severance and benefit payments	(2)	(17)

Balance as of March 31, 2008	$15	$5

The US Operations severance charges are included in merger expenses and exit costs in the condensed consolidated statements of income. The European Operations severance charges represent the fair value assigned to this liability as part of the fair value adjustment on the purchase price of Euronext. Based on current severance dates and the accrued severance at March 31, 2008, NYSE Euronext expects to pay these amounts through December 31, 2008.

Wombat

On March 7, 2008, NYSE Euronext completed the acquisition of Wombat Financial Software, Inc. (“Wombat”), a privately held global leader in high-performance financial market data management solutions. This strategic acquisition broadens NYSE Euronext’s offering of comprehensive market-agnostic connectivity, transaction and data management solutions to customers globally by integrating Wombat’s industry leading and rapidly growing market data enterprise software and services with the NYSE TransactTools connectivity and messaging business. NYSE Euronext acquired Wombat for $200 million in cash consideration, and created a retention pool for Wombat employees consisting of restricted stock unit grants in an amount equal to $25 million.

Amex

On January 17, 2008, NYSE Euronext and The Amex Membership Corporation (“MC”) announced that they had entered into an agreement and plan of merger, pursuant to which NYSE Euronext agreed to acquire the business of MC, including its subsidiary Amex, for an aggregate of (1) $260 million in NYSE Euronext common stock and (2) additional shares of NYSE Euronext common stock based on the net proceeds (net of fees, taxes, and certain other items), if any, from the sale of the Amex headquarters, if such sale occurs within four years and 240 days of the closing of the merger and certain other conditions are satisfied.

The proposed transaction will enhance NYSE Euronext’s scale in U.S. options, exchange traded funds, closed-end funds, structured products and cash equities. Subject to approval by Amex members and customary regulatory approvals, this transaction is expected to close in the third quarter of 2008.

CME Group Metals Complex

On March 14, 2008, NYSE Euronext entered into an agreement with CME Group to acquire the CBOT Metals Complex, including its volume and open interest. We expect that trading of full and e-mini gold and silver futures and options on futures contracts will begin later this year on LIFFE CONNECT®, our derivatives trading system, pending regulatory approvals. Under the terms of the agreement, the Chicago Board of Trade will continue to act as the Designated Contract Market, or DCM, for the products until we establish our own DCM. CME Group has agreed to provide clearing services on an interim basis for up to one year, after which we expect to provide for an alternative clearing solution. The precious metals contracts provide a point of entry for us into the U.S. futures market and complement our existing commodities franchise at Liffe.

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

Summarized financial data concerning reportable segments is as follows (in millions):

Three months ended March 31,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2008
Revenues	$735	$558	$—	$1,293
Operating income (loss)	104	254	(10)	348
2007
Revenues	$702	$—	$—	$702
Operating income (loss)	106	—	(5)	101

Note 4—Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions except per share data):

	Three months ended March 31
	2008	2007
Net income for basic and diluted earnings per share	$230	$68

Shares of common and common stock equivalents:
Weighted average shares used in basic computation	265	157
Dilutive effect of:
Employee stock options and restricted stock units	1	1

Weighted average shares used in diluted computation	266	158

Basic and diluted earnings per share	$0.87	$0.43

As of March 31, 2008 and 2007, 3.0 million and 1.4 million restricted stock units, respectively, and options to purchase 0.9 million and 1.3 million shares of common stock, respectively, were outstanding. For the three months ended March 31, 2008 and 2007, 0.8 million and 0.1 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 5—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans

	Three months ended March 31,
	2008	2007	2008	2007	2008	2007
Service cost	$1	$—	$—	$—	$1	$1
Interest cost	11	9	1	1	3	3
Expected return on assets	(16)	(13)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	(1)	1
Curtailment	—	—	—	—	—	(13)

Net periodic (benefit) cost	$(4)	$(4)	$1	$1	$3	$(8)

During the three months ended March 31, 2008, NYSE Euronext did not make any material contributions to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding $6 million to the pension plans for fiscal 2008.

During the three months ended March 31, 2007, NYSE Euronext eliminated certain components of its U.S. postretirement plans. As a result of this amendment, NYSE Euronext recorded a $13 million net curtailment gain for the recognition of unrecognized prior service costs.

Note 6—Fair Value of Financial Instruments

NYSE Euronext accounts for certain financial instruments at fair value, including available-for-sale instruments, derivatives instruments and certain debt instruments. NYSE Euronext adopted the provisions of FAS 157, “Fair Value Measurements”, in the first quarter of 2008. FAS 157 defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

In accordance with FAS 157, NYSE Euronext has categorized its financial instruments measured at fair value into the following three-level fair value hierarchy based upon the level of judgment associated with the inputs used to measure the fair value:

- Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities in an active market that NYSE Euronext has the ability to access. Generally, equity and other securities listed in active markets and investments in publicly traded mutual funds with quoted market prices are reported in this category.

- Level 2: Inputs are either directly or indirectly observable for substantially the full term of the assets or liabilities. Generally, municipal bonds, certificates of deposits, corporate bonds, mortgage securities, asset backed securities and certain derivatives are reported in this category. The valuation of these instruments is based on quoted prices or broker quotes for similar instruments in active markets.

- Level 3: Some inputs are both unobservable and significant to the overall fair value measurement and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally, assets and liabilities carried at fair value and included in this category are certain structured investments, derivatives, commitments and guarantees that are neither eligible for Level 1 or Level 2 due to the valuation techniques used to measure their fair value. The inputs used to value these instruments are both observable and unobservable and may include NYSE Euronext’s own projections.

If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs may result in a reclassification for certain financial assets or liabilities.

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in millions):

	Assets & liabilities measured at fair value as of March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$258	$58	$1	$317
Other assets	96	—	—	96
Liabilities
Long term debt	—	—	—	—
Short term debt	—	3	—	3

The difference between the total financial assets and liabilities as of March 31, 2008 presented in the table above and the related amounts in the condensed consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. For the three months ended March 31, 2008, there has been limited change in the fair value of NYSE Euronext’s Level 3 assets and liabilities.

Note 7—Commitments and contingencies

In re NYSE Specialists Securities Litigation

On January 16, 2008, plaintiff CalPERS filed a Petition for Writ of Certiorari in the U.S. Supreme Court, seeking review of the portion of the Second Circuit’s decision relating to the NYSE’s self-regulatory immunity. On February 19, 2008, the NYSE filed a brief in opposition, and on March 24, 2008, the Supreme Court denied the petition.

In addition to the matter described above and in the prior discussions incorporated by reference herein, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results, financial condition or cash flow.

Note 8—Income taxes

For the three months ended March 31, 2008, NYSE Euronext’s effective tax rate was lower than statutory rate primarily due to foreign operations. As a result of the April 4, 2007 merger of NYSE Group and Euronext, and following the reorganization of certain of our businesses, NYSE Euronext anticipates providing for income taxes at an estimated tax rate of 30.0% for fiscal 2008.

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

As part of the July 30, 2007 asset purchase agreement with the Financial Industry Regulatory Authority (“FINRA”), FINRA and NYSE Group have entered into service agreements with FINRA and its affiliates. Based on these service agreements, FINRA will provide certain regulatory services to NYSE Group and its affiliates.

NYSE Euronext uses the services of LCH.Clearnet for clearing transactions executed on its cash markets and Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal). On July 27, 2007, LCH.Clearnet redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares held by NYSE Euronext, and repurchased a portion of LCH.Clearnet ordinary shares held by NYSE Euronext for €399 million. LCH.Clearnet is expected to purchase an additional 6 million ordinary shares from NYSE Euronext during 2008, subject to certain conditions. Following the second repurchase, NYSE Euronext will retain a 5% stake in LCH.Clearnet’s outstanding share capital and will retain the right to appoint one director to LCH.Clearnet’s board of directors. Liffe, following approval from the board of directors of LCH.Clearnet Group Ltd, announced that it is to negotiate a new contract with LCH.Clearnet. Negotiations are ongoing.

The following table presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended March 31,
	2008	2007
AEMS	$(39)	—
FINRA	6	—
LCH.Clearnet	2	—

Note 10—Other Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

	Three months ended March 31,
	2008	2007
Net income	$230	$68
Change in market value adjustments	(45)	1
Employee benefit plan adjustments	(1)	—
Currency translation adjustment	403	—

Total comprehensive income	$587	$69

Note 11—Subsequent Events

Bond Issuance

On April 23, 2008, NYSE Euronext completed an offering of €750 million ($1,185 million) in aggregate principal amount of 5.375% Notes due 2015. Proceeds from the bonds will be used by NYSE Euronext for general corporate purposes, including the refinancing of existing debt. The bonds are listed on Euronext Amsterdam and the Luxembourg Stock Exchange regulated market.

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

Following the combination of the businesses of NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income. NYSE Euronext’s U.S. Operations consist of (i) obtaining new listings and servicing existing listings, (ii) providing access to trade execution in cash equities and options, (iii) selling market data and related information and distributing market information to data subscribers, (iv) issuing trading permits, (v) providing data processing operations, (vi) providing regulatory services with respect to NYSE Euronext’s U.S. markets and (vii) providing trading technology, software and connectivity to end-users. NYSE Euronext’s European Operations consist of (i) providing access to trade execution in all cash products as well as a wide range of derivatives products, (ii) providing listing services, (iii) selling market data and related information, (iv) providing transaction settlement and for the safe-custody of physical securities in the European markets and (v) providing of electronic trading solutions in Europe and Asia. For a discussion of these segments, see note 3 to the condensed consolidated financial statements.

As NYSE Euronext progresses towards the integration of these businesses, management will continue to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Its results have been and will continue to be affected by many factors, including the level of trading activity in its markets, which during any period is significantly influenced by general market conditions, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, legislative and regulatory changes, and competition, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues due to the new market data revenue allocation formula required by Regulation NMS.

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

NYSE Euronext

Selected Statistical Data:

Volume Summary—Cash Products

	Average Daily Volume			Total Volume
(Unaudited)	Q1 ‘08	Q1 ‘07	% Chg	Q1 ‘08	Q1 ‘07	% Chg
Number of Trading Days—European Markets	62	64	-3.1%	62	64	-3.1%
Number of Trading Days—U.S. Markets	61	61	—	61	61	—
European Cash Products (trades in thousands)	1,662	1,155	43.9%	103,042	73,918	39.4%
Equities	1,602	1,103	45.2%	99,297	70,592	40.7%
Exchange-Traded Funds	9	5	71.1%	562	339	65.8%
Structured Products	46	40	14.7%	2,825	2,542	11.1%
Bonds	6	7	-17.0%	358	445	-19.6%
U.S. Cash Products (shares in millions)	3,515	2,801	25.5%	214,433	170,859	25.5%

NYSE Listed Issues [1]
NYSE Group Handled Volume [2]	2,624	2,144	22.4%	160,087	130,763	22.4%
NYSE Group Matched Volume [3]	2,382	2,029	17.4%	145,282	123,765	17.4%
NYSE Group TRF Volume [4]	217			13,210
Total NYSE Listed Consolidated Volume	4,563	3,079	48.2%	278,340	187,835	48.2%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	57.5%	69.6%	-12.1%	57.5%	69.6%	-12.1%
Matched Volume [3]	52.2%	65.9%	-13.7%	52.2%	65.9%	-13.7%
TRF Volume [4]	4.7%			4.7%
NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume [2]	412	168	145.3%	25,118	10,241	145.3%
NYSE Group Matched Volume [3]	357	146	144.7%	21,769	8,897	144.7%
NYSE Group TRF Volume [4]	90			5,504
Total NYSE Arca & Amex Listed Consolidated Volume	1,173	424	176.5%	71,526	25,869	176.5%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	35.1%	39.6%	-4.5%	35.1%	39.6%	-4.5%
Matched Volume [3]	30.4%	34.4%	-4.0%	30.4%	34.4%	-4.0%
TRF Volume [4]	7.7%			7.7%
Nasdaq Listed Issues
NYSE Group Handled Volume [2]	479	489	-2.1%	29,229	29,856	-2.1%
NYSE Group Matched Volume [3]	397	403	-1.4%	24,221	24,559	-1.4%
NYSE Group TRF Volume [4]	212			12,908
Total Nasdaq Listed Consolidated Volume	2,446	2,193	11.5%	149,220	133,772	11.5%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	19.6%	22.3%	-2.7%	19.6%	22.3%	-2.7%
Matched Volume [3]	16.2%	18.4%	-2.2%	16.2%	18.4%	-2.2%
TRF Volume [4]	8.7%			8.7%
Exchange-Traded Funds [1,5]
NYSE Group Handled Volume [2]	442	231	91.3%	26,941	14,081	91.3%
NYSE Group Matched Volume [3]	385	208	85.6%	23,492	12,659	85.6%
NYSE Group TRF Volume [4]	104	—		6,355	—
Total ETF Consolidated Volume	1,248	516	141.9%	76,134	31,472	141.9%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	35.4%	44.7%	-9.3%	35.4%	44.7%	-9.3%
Matched Volume [3]	30.9%	40.2%	-9.3%	30.9%	40.2%	-9.3%
TRF Volume [4]	8.3%			8.3%

Please refer to footnotes on the following page.

NYSE Euronext

Selected Statistical Data:

Volume Summary—Derivatives Products

	Average Daily Volume			Total Volume
(Unaudited; contracts in thousands)	Q1 ‘08	Q1 ‘07	% Chg	Q1 ‘08	Q1 ‘07	% Chg
Number of Trading Days—European Markets	62	64	-3.1%	62	64	-3.1%
Number of Trading Days—U.S. Markets	61	61	—	61	61	—

European Derivatives Products	4,552	3,431	32.7%	282,245	219,602	28.5%

Total Interest Rate Products	2,763	1,902	45.3%	171,290	121,727	40.7%
Short Term Interest Rate Products	2,647	1,789	47.9%	164,107	114,516	43.3%
Medium and Long Term Interest Rate Products	116	113	2.8%	7,183	7,212	-0.4%

Total Equity Products [6]	1,721	1,486	15.8%	106,684	95,075	12.2%

Total Individual Equity Products	1,004	887	13.1%	62,225	56,790	9.6%
Total Equity Index Products	717	598	19.9%	44,459	38,285	16.1%

of which Bclear	531	338	57.1%	32,935	21,646	52.2%
Individual Equity Products	431	265	62.4%	26,722	16,990	57.3%
Equity Index Products	100	73	37.7%	6,213	4,656	33.4%

Commodity Products	67	42	61.4%	4,175	2,670	56.4%

Currency Products	2	2	-23.2%	96	129	-25.6%

U.S. Derivatives Products—Equity Options [7]

NYSE Arca Options Contracts	1,945	1,139	70.8%	118,674	69,498	70.8%
Total Consolidated Options Contracts	13,328	9,033	47.6%	813,022	550,998	47.6%
NYSE Group Share of Total	14.6%	12.6%	2.0%	14.6%	12.6%	2.0%

1	Includes all volume executed in NYSE Group crossing sessions.
2	Represents the total number of shares of equity securities and ETFs internally matched on NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.
3	Represents the total number of shares of equity securities and ETFs executed on NYSE Group’s exchanges.
4	Represents NYSE’s volume in FINRA/NYSE Trade Reporting Facility (TRF).
5	Data included in previously identified categories.
6	Includes all trading activities for Bclear, Liffe’s clearing service for wholesale equity derivatives.
7	Includes trading in U.S. equity options contracts, not equity-index options.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

All trading activity is single-counted, except European cash trading which is double counted to include both buys and sells.

NYSE Euronext

Selected Statistical Data:

Other Operating Statistics

	Three Months Ended
(Unaudited)	March 31, 2008	December 31, 2007	March 31, 2007
NYSE Euronext Listed Issuers

NYSE Listed Issuers
NYSE listed issuers[1]	2,509	2,526	2,585
Number of new issuer listings[1]	30	62	42
Capital raised in connection with new listings ($mm)[2]	$18,708	$9,815	$3,187

Euronext Listed Issuers
Euronext listed issuers[1]	1,141	1,155	1,199
Number of new issuer listings[3]	18	33	25
Capital raised in connection with new listings ($mm)[2]	$932	$5,535	$754

NYSE Euronext Market Data[4]

NYSE Market Data
Share of Tape A revenues (%)	57.0%	59.9%	77.2%
Share of Tape B revenues (%)	33.9%	31.9%	38.7%
Share of Tape C revenues (%)	19.3%	19.3%	22.0%
Professional subscribers (Tape A)	456,752	450,619	430,136

Euronext Market Data
Number of terminals	222,630	218,380	207,927

NYSE Euronext Operating Expenses

NYSE Euronext employee headcount[5]
NYSE Euronext headcount excluding GL Trade	3,183	3,220	3,337
GL Trade headcount	1,395	1,398	1,297

NYSE Euronext Financial Statistics

NYSE Euronext foreign exchange rate (€/US$)
Average €/US$ exchange rate for the quarter	$1.499	$1.449	$1.310

1	Figures for NYSE listed issuers include listed operating companies and closed-end funds, and do not include listed issuers on NYSE Arca, Inc. or structured products listed on the NYSE. There were 282 ETFs and 16 operating companies exclusively listed on NYSE Arca, Inc. as of March 31, 2008. There were 481 structured products listed on the NYSE as of March 31, 2008. NYSE listed issuers as of March 31, 2007 exclude 156 ETFs that were transferred to NYSE Arca by December 31, 2007.

Figures for Euronext present the operating companies listed on Eurolist, Alternext, and Free Market, and do not include closed-end funds, ETFs and structured product (warrants and certificates). As of March 31, 2008, 121 companies were listed on Alternext and 299 ETFs were listed on NextTrack.

2	Euronext figures show capital raised in millions of euros by operating companies listed on Eurolist and do not include Alternext, Free Market and close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of USD by operating companies listed on NYSE and Arca exchanges and do not include closed-end funds, ETFs and structured products.
3	Euronext figures include operating companies listed on Eurolist, Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).
4	“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per the SEC’s Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on share of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.
5	NYSE Euronext owns approximately 40% of the common equity of GL Trade, which is listed separately on Eurolist by Euronext in Paris. NYSE Euronext consolidates the results of GL Trade. NYSE Euronext headcount as of March 31, 2007 excludes approximately 427 employees that, effective July 30, 2007, were transferred to FINRA and are no longer employees of NYSE Euronext. NYSE Euronext headcount includes the employees of Wombat for all periods presented.

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

Cash Trading

The NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2007 allowed further alignment of transaction revenue with executed volume.

On NYSE Arca, transaction fees are charged to customers for trade execution of equity securities. NYSE Arca earns transaction fees for customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out to other market centers.

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

Revenue from cash trading in any given period depends primarily on the number of shares traded on NYSE and NYSE Arca, the number of trades executed on Euronext, and the fees charged for execution. The level of trading activity in any period is significantly influenced by a number of factors discussed above under “—Factors Affecting Our Results”. NYSE Euronext’s cash trading pricing structures continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Euronext’s opportunities for revenue growth and efficiency improvement. NYSE Euronext seeks to better capture value for the services it renders by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Euronext earns in the future could also depend on the outcome of certain regulations and rule changes, such as Regulation NMS and MiFID, which have the potential to impact the competitive environment in which NYSE Euronext operates.

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for the (i) execution of trades of derivatives contracts on Euronext’s derivatives markets in Paris, London, Amsterdam, Brussels and Lisbon and (ii) execution of options contracts traded on NYSE Arca. In some cases, fees are subject to caps.

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

There are two types of fees applicable to companies listed on the NYSE and NYSE Arca – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca, Inc. Original listing fees, however, are not applicable to companies that transfer to the NYSE or NYSE Arca, Inc. from another listing venue. Fees based on other corporate-related actions fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, Inc., such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

Annual fees are charged based on the number of outstanding shares of the listed company at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro rata basis over the calendar year. Original fees are recognized as income on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

Listing fees for the Euronext subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in IPOs and tender offers. Revenues from annual listing fees relate primarily to the number of shares outstanding.

In general, Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris also charges centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

The revenue NYSE Euronext derives from listing fees is primarily dependent on the number and size of new company listings as well as the level of other corporate-related activity of existing listed issuers. The number and size of new company listings and other corporate-related activity in any period depend primarily on factors outside of NYSE Euronext’s control, including general economic conditions in Europe and the United States (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.

Market Data

NYSE Group collects market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B”, which represents data related to trading of certain securities that are listed on NYSE Arca, Amex, other regional exchanges and “Tape C”, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, NYSE Group receives fees for the display of data on television and for vendor access. NYSE Group proprietary products make market data available to subscribers covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. NYSE Group proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

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

Revenues from license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses are generated primarily by GL TRADE. GL TRADE, a subsidiary of Euronext, is a global provider of front- to back-office solutions for international financial institutions on both the buy side and the sell side. Revenues generated by GL Trade account for 75% of the software and technology service revenues of NYSE Euronext.

NYSE TransactTools’ revenues are generated primarily from connectivity services related to the SFTI® network, software license and maintenance fees, and strategic consulting services. Customers pay to gain access to SFTI® market centers via direct circuit to a SFTI® access point or through a third-party service bureau or extranet provider. SFTI® revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI® data centers, and customers typically sign multi-year contracts. Co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from sales of NYSE TransactTools’ enterprise software platform, which provides low-latency messaging and trade lifecycle management. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

Wombat revenues are earned primarily from software license contracts and maintenance agreements. Wombat provides software which allows for customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreements are recognized monthly over the life of the maintenance term subsequent to acceptance.

GL TRADE’s revenues are earned mainly from annual subscriptions to its software and technology offerings. Subscriptions generally have an initial term of two years, and are renewed annually absent notice of cancellation. Most subscription contracts are on a calendar year basis and are generally paid in advance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements, with the unrealized portions of invoiced subscription fees recorded as deferred revenue. Because of the annual nature of subscription agreements, changes in subscription revenues typically lag developments in the markets that GL TRADE serves. Subscription fees include basic service packages and enhanced service packages. Customers are invoiced separately for GL TRADE’s enhanced service packages. A portion of GL TRADE’s revenues, principally for its advanced order management offering, are derived from sales of five-year software licenses, which are generally accompanied by annual maintenance and service contracts. The majority of GL TRADE’s revenues from these arrangements are recorded at the time of the license sale, while the maintenance contracts are typically renewed over time and thus generate recurrent revenues. As a result, a major license contract can have a significant impact on GL TRADE’s revenues for a given period, which will not necessarily have the same impact in future periods.

Regulatory

The principal regulatory fees charged to member organizations of the NYSE and NYSE Arca include (i) a regulatory fee based on Gross Focus revenues charged to NYSE member organizations (specifically $0.42 per $1,000 of Gross Focus (Financial and Operational Combined Uniform Single Report) revenues generated by member broker-dealers, which are reported on a six-month lag basis), (ii) a fee based on the number of registered representatives charged to NYSE Arca, member organizations and (iii) various regulatory fees charged to specialists and floor brokers on the NYSE, and to market makers, order routing firms and other broker-dealers on NYSE Arca.

On July 30, 2007, however, the member firm regulatory functions of NYSE Regulation and related revenues

(primarily fees based on Gross Focus revenues) were transferred to FINRA. As a result, effective as of that date and for the remainder of 2007, 75% of the NYSE fee based on Gross Focus revenues was paid to FINRA. Effective as of January 1, 2008, the NYSE fee based on Gross Focus revenues was reduced to 25% of its level as of December 31, 2007.

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

NYSE Arca, Inc. (options platform)

NYSE Arca, Inc. as well as other U.S. options markets, implemented the “penny pilot program” which was approved by the SEC during the first quarter of 2007. NYSE Arca, Inc. pays a fee per contract to participants that post buy orders and sell orders on NYSE Arca, Inc. when the quote is executed against by liquidity takers purchasing or selling options on NYSE Arca, Inc.

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

Systems and communications expense also includes fees paid to third-party providers of networks and information technology resources, including fees for consulting, research and development services, software rental costs and licenses, hardware rental and related fees paid to third-party maintenance providers. For Euronext, such expenses consist primarily of fees charged by AEMS for information technology services relating to the operation and maintenance of Euronext’s cash and derivatives trading platforms, including license fees relating to NSC and LIFFE CONNECT ® .

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

Regulatory fine income has decreased relative to prior period and is expected to do so in future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Results of Operations

For the three months ended March 31, 2008, the results of operations of NYSE Euronext included the results of both NYSE Group and Euronext for the full period. For the same period a year ago, the results of operations of NYSE Euronext only included the results of NYSE Group. The results of operations of Euronext have been included in the results of operations of NYSE Euronext since the April 4, 2007 business combination transaction between NYSE Group and Euronext.

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

The following table sets forth NYSE Euronext’s condensed consolidated statements of income for the three months ended March 31, 2008 and 2007, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended March 31, 2008, as compared to such item for the three months ended March 31, 2007.

(Dollars in Millions)	Three months ended March 31,		Percent Increase (Decrease)
	2008	2007
Revenues
Activity assessment	$102	$185	(45)%
Cash trading	563	250	125%
Derivatives trading	270	13	1,977%
Listing	98	90	9%
Market data	104	63	65%
Software and technology services	106	25	324%
Regulatory	13	50	(74)%
Other	37	26	42%

Total revenues	1,293	702	84%
Section 31 fees	(102)	(185)	(45)%
Merger expenses and exit costs	(17)	(11)	55%
Compensation	(213)	(105)	103%
Liquidity payments	(273)	(136)	101%
Routing and clearing	(70)	(45)	56%
Systems and communications	(93)	(27)	244%
Professional services	(35)	(21)	67%
Depreciation and amortization	(61)	(35)	74%
Occupancy	(36)	(21)	71%
Marketing and other	(47)	(20)	135%
Regulatory fine income	2	5	(60)%

Operating income	348	101	245%
Interest expense	(34)	(1)	3,300%
Interest and investment income	15	10	50%
Gain on sale of equity investment	1	—	—%
Income from associates	1	—	—%
Other income	10	4	150%

Income before income tax provision and minority interest	341	114	199%
Income tax provision	(102)	(46)	122%
Minority interest	(9)	—	—%

Net income	$230	$68	238%

Highlights

For the three months ended March 31, 2008, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $1,191 million, $348 million and $230 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $517 million, $101 million and $68 million, respectively, for the three months ended March 31, 2007.

The $674 million increase in revenues (excluding activity assessment fees), $247 million increase in operating income and $162 million increase in net income for the period reflect the following principal factors:

Increased revenues – Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $558 million for the three months ended March 31, 2008, which was the primary driver of the period-over-period increase. Higher U.S. trading volumes also contributed to increased revenues, as well as increased liquidity payment and routing and clearing fees, which partially offset increased revenues for the period.

Increased operating income – The period-over-period increase in operating income of $247 million was primarily the result of Euronext’s contribution to operating income of $254 million.

Improved net income – Period-over-period, net income increased $162 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see note 3 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Three months ended
	March 31, 2008			March 31, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$102	$—	$102	$185	—	$185
Cash trading	393	170	563	250	—	250
Derivatives trading	38	232	270	13	—	13
Listing	90	8	98	90	—	90
Market data	53	51	104	63	—	63
Other	59	97	156	101	—	101

Total revenues	$735	$558	$1,293	$702	—	$702

Cash trading. For the three months ended March 31, 2008, U.S. Operations contributed $393 million to NYSE Euronext’s cash trading revenues, a $143 million increase as compared to three months ended March 31, 2007. The primary drivers for this increase (and their corresponding contributions) were increased handled trading volume on both the NYSE and NYSE Arca platforms (approximately $106 million) and pricing changes (approximately $37 million). European Operations contributed $170 million in cash trading revenues, reflecting the results of Euronext, in addition to increased trading volumes due to market volatility, positive structural trading trends (e.g., high frequency algorithmic trading) and strong performance overall in the main European indices.

Derivatives trading. Derivatives trading revenues increased by $257 million to $270 million, primarily reflecting the results of Euronext’s business, market volatility resulting in increased trading volumes both in the U.S. and in Europe, and an increase in the number of issues (13 to 35) that trade via the penny-pilot program on NYSE Arca.

Listing. For the three months ended March 31, 2008, listing fees were $98 million, an increase of $8 million from the comparable period a year ago, primarily reflecting the contribution of Euronext’s business.

Market data. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, market data revenue increased $41 million, or 65%, primarily reflecting the results of Euronext which benefited from price increases for market data recently introduced by Euronext. This increase was partially offset by lower market data revenue in the United States following a decline in NYSE’s share of tape revenues.

Other. For the three months ended March 31, 2008, other revenues increased $55 million, or 54%, to $156 million. European Operations was the primary driver in this increase reflecting the results of Euronext, along with the impact of business acquisitions by GL Trade. Partially offsetting this increase, U.S. Operations’ regulatory revenue decreased $37 million as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA. In addition, U.S. Operations’ other revenue decreased $6 million as a result of the overall attrition in population on the NYSE’s trading floor.

Expenses

	Three months ended
	March 31, 2008				March 31, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Liquidity payments	$(227)	$(46)	—	$(273)	$(136)	—	—	$(136)
Routing and clearing	(70)	—	—	(70)	(45)	—	—	(45)
Other operating expenses	(234)	(258)	(10)	(502)	(235)	—	(5)	(240)
Regulatory fine income	2	—	—	2	5	—	—	5

Liquidity Payments

For the three months ended March 31, 2008, liquidity payments were $273 million, an increase of $137 million compared to the three months ended March 31, 2007. This increase reflects (and their corresponding contributions) were (i) increased handled trading volume on both the NYSE and NYSE Arca platforms (approximately $60 million), (ii) the results of Euronext (approximately $46 million), (iii) the implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated option contracts in penny increments, which resulted in increased trading volumes on which liquidity payments were made (representing approximately $12 million) and (iv) pricing changes (approximately $19 million) implemented during the fourth quarter 2007.

Routing and Clearing

For the three months ended March 31, 2008, routing and clearing fees were $70 million, an increase of $25 million compared to the three months ended March 31, 2007. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the three months ended March 31, 2008, NYSE Euronext incurred $17 million in merger expenses and exit costs consisting of (i) approximately $14 million in severance and related benefits provided in connection with workforce reductions, (ii) approximately $2 million of accelerated amortization on certain software and other equipment’s useful lives, and (iii) approximately $1 million in professional and other fees incurred in connection business acquisitions.

Compensation. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, compensation increased $108 million, or 103%. European Operations, reflecting the results of Euronext, and the nonrecurrence of a $13 million curtailment gain resulting from the elimination of certain post retirement benefits during the three months ended March 31, 2007, were the primary drivers for the increase. Partially offsetting this increase was a decrease in U.S. Operations’ compensation related to staff reductions, including the 427 employees transferred to FINRA in July 2007.

Systems and communications. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, systems and communications expenses increased $66 million, or 244%, primarily due to the results of Euronext.

Professional Services. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, professional services expenses increased $14 million, or 67%. European Operations, reflecting the results of Euronext, contributed to this increase, partially offset by reduced legal fees and consulting services.

Depreciation and amortization. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, depreciation and amortization expense increased $26 million, or 74%. European Operations, reflecting the results of Euronext, was the principal driver for the increase reflecting the fair value assigned to intangible assets of Euronext acquired in the combination.

Occupancy. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, occupancy increased $15 million, or 71%. European Operations, reflecting the results of Euronext, was the driver for the increase. Partially offsetting the inclusion of European Operations were decreased occupancy expenses incurred by U.S. Operations reflecting cost containment initiatives.

Marketing and other. For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, marketing and other expenses increased $27 million, or 135%, primarily reflecting the results of Euronext.

Regulatory Fine Income

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007, regulatory fine income decreased $3 million to $2 million. Regulatory fines result from actions taken by NYSE Regulation, Inc. in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. It is expected that regulatory fine income will continue to decrease in future periods.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Interest and investment income

Consolidation of interest and investment income from Euronext, cash equivalents and short term financial investments were the primary factors in the $5 million increase in investment income.

Gain on Sale of Equity Investment

For the three months ended March 31, 2008, NYSE Euronext recorded a $1 million gain on the sale of Powernext (formerly an equity method investment).

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, primarily AEMS.

Other Income

For the three months ended March 31, 2008, other income of $10 million primarily reflected foreign exchange gains.

Minority Interest

For the three months ended March 31, 2008, NYSE Euronext recorded minority interest of $9 million primarily representing 2.32% of the Euronext N.V. income for the period, which corresponds to the percentage of voting rights that were not tendered during the initial exchange offer period, as well as Euronext’s minority interest in GL TRADE.

Income Taxes

For the three months ended March 31, 2008 and 2007, NYSE Euronext provided for income taxes at an estimated tax rate of 30.0% and 40.4%, respectively. For the three months ended March 31, 2008, NYSE Euronext’s effective tax rate was lower than statutory rate primarily due to foreign operations. As a result of the April 4, 2007 merger of NYSE Group and Euronext, and following the reorganization of certain of our businesses, NYSE Euronext anticipates providing for income taxes at an estimated tax rate of 30.0% for fiscal 2008.

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

Cash flows from operating activities

For the three months ended March 31, 2008, net cash provided by operating activities was $258 million, representing net income of $230 million, depreciation and amortization of $63 million and an increase in deferred revenues of $230 million partially offset by a decrease of $177 million in accounts payable, accrued expenses and Section 31 fees payable and an increase of $112 million in accounts receivable. Capital expenditures for the three months ended March 31, 2008 were $44 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of March 31, 2008, NYSE Euronext did not have significant restricted cash balances.

Liquid funds and financial indebtedness

As of March 31, 2008, NYSE Euronext had approximately $3.0 billion in debt outstanding and $1.5 billion of liquid funds, resulting in $1.5 billion in net indebtedness. Net indebtedness is defined as outstanding debt less liquid funds. Liquid funds are defined as current assets readily convertible into cash (cash and cash equivalents, current investments and securities purchased under agreements to resell) less cash held for payment of Section 31 fees to the SEC.

Liquid funds and net indebtedness were as follows:

Dollars in millions	March 31, 2008	December 31, 2007
Cash and cash equivalents	$1,139	$964
Current investments	521	559
Securities purchased under agreements to resell	14	9
Section 31 fees payable	(118)	(169)

Liquid Funds	1,556	1,363

Short term debt	2,515	2,192
Long term debt	519	521

Total debt	3,034	2,713

Net indebtedness	$1,478	$1,350

Liquid funds are managed as a global treasury portfolio of cash equivalents and investments into non-speculative financial instruments, readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

As of March 31, 2008, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of March 31, 2008	Maturity
Commercial paper issued under the global commercial paper program	$2,484	From April 3, 2008 until June 9, 2008
Bond in sterling	£250($496)	June 16, 2009
Bank loans	€30($48)	From June 24, 2008 until February 19, 2012

The £250 million ($496 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. As of March 31, 2008, taking into account this swap, the effective interest rate on the bonds was 6.2%. The bonds mature in June 2009 and do not provide for early redemption.

In April 2007, NYSE Euronext issued dollar and euro-denominated commercial paper under a $3.0 billion global commercial paper program in order to refinance the acquisition of Euronext shares. As of March 31, 2008, NYSE Euronext had $2.5 billion of debt outstanding at an average interest rate of 4.0% under this commercial paper program. The interest rate paid by NYSE Euronext on its commercial paper does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these short term interest rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext. The terms of the commercial paper program do not contain any financial covenants or material customary provision that could result in early redemption. On April 4, 2007, NYSE Euronext entered into a $3.0 billion syndicated revolving bank facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and includes a $1.0 billion 364-day tranche which matured on April 2, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012. On April 2, 2008, the $1.0 billion tranche was refinanced by a $1.0 billion 364-day facility maturing on April 1, 2009.

On August 4, 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($474 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of March 31, 2008, NYSE Euronext had two committed bank credit facilities totaling $3.5 billion, with no amount outstanding under any of these facilities. These credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

Liquidity risk

NYSE Euronext believes that its creditworthiness provides access to a large range of debt products, including bank facilities and publicly and privately issued long and short term debt. As of March 31, 2008, NYSE Euronext’s long term issuer ratings assigned by Standard & Poor’s and Moody’s were AA and A1, respectively.

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

NYSE Euronext continually reviews its financial and debt policy and, subject to market conditions and credit and strategic considerations, may from time to time determine to vary the maturity profile of its debt and diversify its sources of financing. NYSE Euronext believes that existing cash balances and financing arrangements, along with future cash flows from operations, are sufficient to meet the anticipated needs of its current operations and its debt obligations for a period of at least twelve months from March 31, 2008. If existing cash balances and financing arrangements are insufficient to meet the anticipated needs of its current operations, NYSE Euronext intends to seek additional financing. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

On April 23, 2008, NYSE Euronext completed an offering of €750 million ($1,185 million) in aggregate principal amount of 5.375% Notes due 2015. Proceeds from the bonds will be used by NYSE Euronext for general corporate purposes, including the refinancing of existing debt. The bonds are listed on Euronext Amsterdam and the Luxembourg Stock Exchange regulated market.

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

In addition, NYSE Euronext, through GL Trade and Wombat, licenses software and provides software services which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, which involves significant judgment.

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

SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (SFAS No. 161) is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

The FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159)—including an amendment of FASB Statement No. 115, which permits entities to elect to measure many financial instruments and certain other items at fair value. The election to use fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt this pronouncement and as a result it did not have a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General

As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk, credit risk and equity risk. NYSE Euronext has implemented policies and procedures to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent necessary and permitted by local regulation, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analysis to determine the effects that market risk exposures may have on its financial condition and results of operations.

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial positions or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of March 31, 2008:

Dollars (in Millions)	Financial assets	Financial liabilities		Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$354	$304		$50	$(0.5)
Euro	828	2,230		(1,402)	(14.0)
Sterling	274	499	(4)	(225)	(2.3)
Fixed rate positions in
Dollar	17	—		17	(0.3)
Euro	—	—		—	—
Sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).
(3)	100 basis points parallel shift of yield curve.
(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond.

In order to hedge interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps, with counterparties that meet high creditworthiness and rating standards. At March 31, 2008, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($496 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to a cash flow risk on its floating rate positions. Because NYSE Euronext is a net borrower in euro and sterling, when interest rates in euro or sterling increase, NYSE Euronext’s net interest and investment income decreases. Based on March 31, 2008 positions, each 1% increase in euro and sterling rates would negatively impact annual income by $14.0 million and $2.3 million, respectively. Because NYSE Euronext is a net lender in dollars, when interest rates in dollars decrease, the net interest and investment income of NYSE Euronext decreases. Based on March 31, 2008 positions, each 1% decrease in dollar rates would negatively impact annual income by $0.5 million.

NYSE Euronext is exposed to a price risk on its fixed rate positions held in its investment portfolio. At March 31, 2008, fixed rate positions with an outstanding maturity or reset date falling in more than one year amounted to $17 million. A hypothetical shift of 1% of the interest rate curve would in aggregate impact the fair value of these positions by $0.3 million. More generally, the average duration of the $58 million current investments held in fixed income instruments was 0.55 year.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the three months ended March 31, 2008 is presented by primary foreign currency in the following table:

(Dollars in millions)	Three months ended March 31, 2008
	Euro	Sterling
Average rate in the period	$1.4993	$1.9782
Average rate in the same period one year before	$1.3105	$1.9543
Foreign denominated percentage of
Revenues	27%	17%
Operating expenses	20%	12%
Operating income	44%	29%
Impact of the currency fluctuations (1) on
Revenues	$43.3	$2.6
Operating expenses	24.1	1.4
Operating income	19.2	1.2

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2008 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below:

	March 31, 2008
(in millions)	Position in euros	Position in sterling
Assets	€5,670	£2,688
of which goodwill	1,560	1,082
Liabilities	2,692	692
of which borrowings	1,413	250

Net currency position	2,978	1,996

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(471)	$(396)

At March 31, 2008, NYSE Euronext was exposed to net exposures in euro and sterling, respectively, for €3.0 billion ($4.7 billion) and £2.0 billion ($4.0 billion). The borrowings in euro and sterling, €1.4 billion ($2.2 billion) and £0.3 billion ($0.5 billion), respectively, constitute partial hedge of NYSE Euronext’s net investments in foreign entities. Based on March 31, 2008 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $471 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $396 million. For the three months ended March 31, 2008, currency exchange rate differences had a positive impact of $403 million on NYSE Euronext’s consolidated equity.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of NYSE Euronext and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended March 31, 2008 in our internal control over financial reporting or in other factors that has been materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the three months ended March 31, 2008, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2007, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

In re NYSE Specialists Securities Litigation

On January 16, 2008, plaintiff CalPERS filed a Petition for Writ of Certiorari in the U.S. Supreme Court, seeking review of the portion of the Second Circuit’s decision relating to the NYSE’s self-regulatory immunity. On February 19, 2008, the NYSE filed a brief in opposition, and on March 24, 2008, the Supreme Court denied the petition.

In addition to the matters described above, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results, financial condition or cash flows.

Item 1A.	Risk Factors

For the three months ended March 31, 2008, there were no material developments with regard to the “Risk Factors” as previously disclosed in Part I, Item 1A. of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2007, which disclosures are incorporated herein by reference. No other matters were reportable during the period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Consistent with customary practice in the French securities market, on April 19, 2007, NYSE Euronext entered into a liquidity agreement (contrat de liquidité) (the “Agreement”) with SG Securities (Paris) SAS (“SG”). The Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the Autorité des Marches Financiers (the French securities regulator known as “AMF”). The Agreement authorizes SG to carry out market purchases and sales of NYSE Euronext common stock on Euronext Paris (the “Market”) in France for the account of NYSE Euronext in order to promote the liquidity and the orderly listing of such securities on the Market. Under the Agreement, NYSE Euronext deposited €40 million into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of NYSE Euronext common stock on the Market. Proceeds of sales are deposited into the liquidity account. The Agreement has a term of 12 months and will renew automatically unless otherwise terminated by either party. The Agreement is consistent with the liquidity agreement formerly maintained by Euronext, N.V. (now a subsidiary of NYSE Euronext) with respect to its securities.

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

The following transactions were carried out by SG on the market under the Agreement during the period from January 1, 2008 through March 31, 2008:

Trade Date	Purchases
	Number of shares	Average Price (in USD)	Cost (in USD)
January 1 to 31, 2008	150,551	$78.02	$11,746,722
February 1 to 29, 2008	162,697	70.83	11,524,585
March 1 to 31, 2008	116,440	61.30	7,137,867
Three months ended March 31, 2008	429,688	$70.77	$30,409,174

Trade Date	Sales
	Number of shares	Average Price (in USD)	Cost (in USD)
January 1 to 31, 2008	150,807	$79.57	$12,000,183
February 1 to 29, 2008	24,670	79.59	1,963,388
March 1 to 31, 2008	—	—	—
Three months ended March 31, 2008	175,477	$79.57	$13,963,572

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 17, 2008, by and among NYSE Euronext, Amsterdam Merger Sub, LLC, The Amex Membership Corporation, AMC Acquisition Sub, Inc., American Stock Exchange Holdings, Inc., American Stock Exchange LLC and American Stock Exchange 2, LLC (Incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4 (File No. 333-149480)).

2.2	Purchase Agreement, entered into as of January 12, 2008 by and among (i) Wombat Financial Software, Inc., a Nevada corporation, (ii) TransactTools, Inc., a Delaware corporation, an indirect, wholly owned subsidiary of NYSE Euronext, a Delaware corporation, (iii) Ronald B. Verstappen, Daniel Moore, ML IBK Positions, Inc. and certain other individual parties, (iv) NYSE Euronext, a Delaware corporation (for the limited purposes specified in the agreement only), and (v) Ronald B. Verstappen, as the seller representative (for the limited purposes specified in the agreement only) (Incorporated by reference to Exhibit 2.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on January 16, 2008).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (Incorporated by reference to Exhibit 3.1 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

3.2	Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

4.1	Agency Agreement, dated as of April 23, 2008, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO N.V., as paying agent (Incorporated by reference to Exhibit 4.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 24, 2008).

10.1	Employment Agreement by and between Philippe Duranton and NYSE Euronext, dated February 5, 2008 (Incorporated by reference to Exhibit 10.73 to the Registrant’s registration statement on Form S-4 (File No. 333-149480)).

10.2	Employment Agreement by and between John Halvey and NYSE Euronext, dated February 11, 2008 (Incorporated by reference to Exhibit 10.74 to the Registrant’s registration statement on Form S-4 (File No. 333-149480)).

10.3	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext 2006 Stock Incentive Plan (Bonus)

10.4	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext 2006 Stock Incentive Plan (LTIP).

10.5	364-Day Credit Agreement ($1,000,000,000), dated as of April 2, 2008, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (Incorporated by reference to Exhibit 10.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 7, 2008).

21.1	List of Subsidiaries of NYSE Euronext.

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: May 13, 2008	By:	/s/ Duncan Niederauer
Duncan Niederauer
Chief Executive Officer
NYSE Euronext