Form 10-Q
period 2008-06-30
NYSE Euronext
filed 2008-08-13
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 12, 2008, the registrant had approximately 266 million shares of common stock, $0.01 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$718	$964
Short term financial investments	626	559
Securities purchased under agreements to resell	1	9
Accounts receivable, net	604	566
Deferred income taxes	101	111
Other current assets	145	69

Total current assets	2,195	2,278
Property and equipment, net	676	576
Goodwill	5,565	5,014
Other intangible assets, net	7,555	7,226
Investments in associates	318	337
Deferred income taxes	395	390
Other assets	866	797

Total assets	$17,570	$16,618

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$767	$843
Section 31 fees payable	155	169
Deferred revenue	381	205
Short term debt	1,066	2,192
Deferred income taxes	46	53

Total current liabilities	2,415	3,462
Accrued employee benefits	322	312
Deferred revenue	347	349
Long term debt	1,944	521
Deferred income taxes	2,432	2,332
Other liabilities	25	27

Total liabilities	7,485	7,003
Minority interest	77	231
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 800 shares authorized; 267 shares issued; 265 shares outstanding	3	3
Common stock held in treasury, at cost: 2 shares	(68)	(67)
Additional paid-in capital	8,310	8,319
Retained earnings	916	637
Accumulated other comprehensive income	847	492

Total stockholders’ equity	10,008	9,384

Total liabilities and stockholders’ equity	$17,570	$16,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Activity assessment	$41	$115	$143	$301
Cash trading	511	386	1,074	636
Derivatives trading	230	185	500	197
Listing	98	99	196	189
Market data	105	106	209	169
Software and technology services	119	92	226	117
Regulatory	14	57	28	107
Licensing, facility and other	35	37	72	64

Total revenues	1,153	1,077	2,448	1,780
Section 31 fees	(41)	(115)	(143)	(301)
Merger expenses and exit costs	(38)	(16)	(55)	(27)
Compensation	(182)	(207)	(394)	(313)
Liquidity payments	(255)	(163)	(529)	(299)
Routing and clearing	(65)	(54)	(134)	(98)
Systems and communications	(98)	(82)	(194)	(109)
Professional services	(34)	(32)	(71)	(53)
Depreciation and amortization	(65)	(71)	(126)	(106)
Occupancy	(32)	(34)	(68)	(55)
Marketing and other	(50)	(52)	(95)	(73)
Regulatory fine income	—	4	2	9

Operating income	293	255	641	355
Interest expense	(41)	(44)	(74)	(45)
Investment income	17	21	31	31
Gain on sale of equity investment	—	2	2	2
Income from associates	—	2	1	3
Other income	9	9	19	13

Income before income tax provision and minority interest	278	245	620	359
Income tax provision	(78)	(78)	(180)	(124)
Minority interest	(5)	(6)	(14)	(6)

Net income	$195	$161	$426	$229

Earnings per common share:
Basic earnings per share	$0.73	$0.62	$1.60	$1.10
Diluted earnings per share	$0.73	$0.62	$1.60	$1.09
Dividends per common share	$0.30	$0.25	$0.55	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$426	$229
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131	110
Deferred income taxes	16	40
Deferred revenue amortization	(41)	(44)
Stock based compensation	25	15
Gain on sale of equity investment and businesses	(2)	(2)
Other non-cash items	10	9
Change in operating assets and liabilities:
Accounts receivable, net	(56)	30
Other assets	(62)	(67)
Accounts payable, accrued expenses and Section 31 fees payable	(66)	(138)
Deferred revenue	194	236
Accrued employee benefits	16	(19)

Net cash provided by operating activities	591	399
Cash flows from investing activities:
Euronext merger, net of cash acquired	(395)	(2,849)
Sales of investments	1,264	5,150
Purchases of investments	(1,417)	(5,028)
Net sales (purchases) of securities purchased under agreements to resell	8	20
Purchases of equity investments and businesses	(218)	(142)
Sale of equity investments and businesses	144	—
Purchases of property and equipment	(179)	(85)
Other investing activities	(60)	(14)

Net cash used in investing activities	(853)	(2,948)
Cash flows from financing activities:
Proceeds from issuance of debt	1,929	—
Commercial paper (repayments), borrowings net	(1,788)	2,944
Dividends to shareholders	(147)	(124)
Purchases of treasury stock	(1)	(8)
Repayment of other debt	(12)	—
Employee stock transactions	4	29
Principal payment of capital lease obligations	(4)	(4)

Net cash (used) provided by financing activities	(19)	2,837
Effects of exchange rate changes on cash and cash equivalents	35	11

Net (decrease) increase in cash and cash equivalents for the period	(246)	299
Cash and cash equivalents at beginning of period	964	278

Cash and cash equivalents at end of period	$718	$577
Non –cash investing and financing activities:
Euronext merger	$—	$6,644

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

The business combination transaction between NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group determined to be the business and accounting acquirer. As a result, the results of NYSE Group are the historical results of NYSE Euronext, prior to the business combination.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

In May 2008, NYSE Euronext completed the statutory buy-out of the remaining Euronext shareholders who held approximately 2.3% of the shares of Euronext N.V. for an aggregate consideration of €252 million ($395 million). As a result of this buy-out, Euronext N.V. and its subsidiaries are now wholly-owned by NYSE Euronext. Shares of Euronext N.V were delisted from Euronext Paris in connection with the completion of the statutory buy-out.

Under the purchase method of accounting, total merger consideration paid to Euronext shareholders in the exchange offer for outstanding shares of Euronext was approximately $10.2 billion. The results of Euronext have been included in the consolidated results of operations since April 4, 2007.

The following is a summary of the purchase price in the Euronext combination (in millions, except per share data):

Euronext shares tendered	109 shares
Times	0.98	(a)
Times	$61.70	(b)

Equity component	$6,600

plus:
Euronext shares tendered	109 shares
Times	$28.54	(a)

Cash component for shares tendered	$3,115
Cash component for 2.3% Euronext N.V. shares	$395
Acquisition costs	$74
Fair value of stock, equity awards and other instruments	$58

Total purchase price	$10,242

(a)	Each tendered Euronext share was exchanged into 0.98 of a share of NYSE Euronext common stock and €21.32 ($28.54) in cash.
(b)	Corresponding to the average closing stock price of NYSE Group common stock for the five-day period beginning two days before and ending after June 1, 2006 (the date the combination was agreed to and announced).

The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of Euronext net assets as of the combination date as follows (in millions):

Historical equity of Euronext	$2,263
Elimination of Euronext’s historical goodwill and intangibles	(1,066)
Fair value of identifiable intangible assets:
National securities exchange registrations	5,377
Customer relationships	805
Trade names and other intangibles	185
Fair value adjustment of property and equipment	108
Fair value adjustment of equity method investments and investment in affiliates	136
Deferred tax impact of purchase accounting adjustments	(1,983)
Minority interest	37
Goodwill	4,380

Total purchase price	$10,242

NYSE Euronext entered into a €2.5 billion bridge facility to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 in connection with the exchange offer. The bridge facility was subsequently redeemed using proceeds from the $3.0 billion global commercial paper program launched by NYSE Euronext in April 2007. NYSE Euronext also entered into a $3.0 billion syndicated revolving facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and included a $1.0 billion 364-day tranche that matured on April 2, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012. On April 2, 2008, the $1.0 billion tranche was refinanced by a $1.0 billion 364-day facility maturing on April 1, 2009. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In the second quarter of 2008, NYSE Euronext issued $750 million of fixed rate bonds due in June 2013 and €750 million ($1,181 million) of fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. These bonds bear interest at a rate per annum of 4.8% and 5.375%, respectively. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including change of control. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

Pro Forma Results

The following table provides pro forma results of operations as if the business combination transaction between NYSE Group and Euronext had been completed at the beginning of the earliest period presented (in millions, except per share data):

	Three months ended June 30, 2007	Six months ended June 30, 2007
Total revenues	$1,090	$2,205
Net income	$171	$330
Basic earnings per share	$0.65	$1.25
Diluted earnings per share	$0.64	$1.24

In 2008, NYSE Group initiated a voluntary resignation incentive plan (“VRIP”) and retirement plan which 235 employees accepted during the six months ended June 30, 2008. NYSE Euronext incurred a charge of $12 million and $20 million for the three and six months periods ended June 30, 2008, respectively, related to the VRIP and retirement plan. Additionally, as part of the business combination transaction between NYSE Group and Euronext, NYSE Euronext has undertaken efforts to eliminate employee positions. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through June 30, 2008 and the remaining accrual as of June 30, 2008 (in millions):

	US Operations	European Operations
Balance as of December 31, 2007	$3	$11
Employee severance and related benefits	28	18
Severance and benefit payments	(6)	(10)

Balance as of June 30, 2008	$25	$19

Based on current severance dates and the accrued severance at June 30, 2008, NYSE Euronext expects to pay these amounts through December 31, 2009. Based on the scheduled departure dates of employees in the VRIP, NYSE Euronext anticipates incurring additional severance charges of approximately $15.9 million for the remainder of fiscal 2008 and approximately $9.0 million in fiscal 2009.

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

The proposed transaction will enhance NYSE Euronext’s scale in U.S. options, exchange traded funds, closed-end funds, structured products and cash equities. During the second quarter of 2008, Amex members approved the proposed merger. Subject to the satisfaction of certain conditions, including SEC approval, this transaction is expected to close in the third quarter of 2008.

On July 31, 2008, the NYSE Euronext Board of Directors approved the removal of the transfer restrictions on approximately 42 million common shares issued in connection with the merger of NYSE and Archipelago, effective upon closing of the Amex transaction. The restrictions on these shares, which represent approximately 16% of the 265 million total common shares outstanding as of June 30, 2008, were originally scheduled to lapse on March 7, 2009.

CME Group Metals Complex

On March 14, 2008, NYSE Euronext entered into an agreement with CME Group to acquire the CBOT Metals Complex, including its volume and open interest. NYSE Euronext expects that trading of full and e-mini gold and silver futures and options on futures contracts to begin later this year on LIFFE CONNECT ®, our derivatives trading system, pending regulatory approvals. Under the terms of the agreement, the Chicago Board of Trade will continue to act as the Designated Contract Market, or DCM, for the products until NYSE Euronext establishes its own DCM, to be called NYSE Liffe. CME Group has agreed to provide clearing services on an interim basis for up to one year, after which we expect to provide for an alternative clearing solution. The precious metals contracts provide a point of entry for us into the U.S. futures market and complement our existing commodities franchise at Liffe.

AEMS

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in Atos Euronext Market Solutions (AEMS) previously owned by Atos Origin. Through the transaction, NYSE Euronext acquired (i) the NSC cash trading and LIFFE CONNECT® derivatives trading platform technology, and all of the management and development services surrounding these platforms, (ii) AEMS’s third-party exchange technology business, and (iii) TRS/CPS, a clearing software. The purchase price in the transaction was approximately €162 million ($255 million), net of approximately €120 million of cash acquired, and is subject to certain post-closing adjusments.

FINRA

On July 30, 2007 NYSE Group and NYSE Regulation, Inc. (“NYSE Regulation”), each wholly owned subsidiaries of NYSE Euronext, entered into and completed an asset purchase agreement with National Association of Securities Dealers, Inc. (“NASD”) pursuant to which the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service (collectively, the “Transferred Operations”), were consolidated with those of the NASD. The consolidated organization is known as Financial Industry Regulation Authority, Inc. (“FINRA”).

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

Qatar

On June 24, 2008, NYSE Euronext and the State of Qatar announced that pursuant to the terms of a shareholders agreement between NYSE Euronext and the Qatar Investment Authority (QIA), NYSE Euronext has agreed to acquire 25% ownership interest of Doha Securities Market or its successor (DSM) for $250 million. The State of Qatar will retain the remaining 75% ownership of DSM through the QIA. Under the terms of the shareholders agreement, NYSE Euronext will be responsible for providing management services and technology in accordance with terms to be negotiated by the parties and set forth in definitive documentation. The closing of the transaction is expected to take place during the fourth quarter of 2008, subject to the completion of documentation and regulatory approvals.

GL Trade

On August 1, 2008, Sungard and GL Trade announced SunGard’s intention to acquire a majority stake in GL Trade. Under the terms of the offer, SunGard will acquire approximately 64.5% of GL Trade from Euronext Paris S.A., a wholly-owned subsidiary of NYSE Euronext, and other significant shareholders at a price of €41.70 per share. The transaction is subject to regulatory approvals and other closing conditions. NYSE Euronext owns approximately 40% of GL Trade and anticipates receipt of $250 million in cash following completion of the transaction.

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

Summarized financial data concerning reportable segments is as follows (in millions):

Three months ended June 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2008
Revenues	$637	$516	$—	$1,153
Operating income (loss)	104	200	(11)	293
2007
Revenues	$655	$422	$—	$1,077
Operating income (loss)	99	164	(8)	255

Six months ended June 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2008
Revenues	$1,372	$1,076	$—	$2,448
Operating income (loss)	209	459	(27)	641
2007
Revenues	$1,358	422	$—	$1,780
Operating income (loss)	205	164	(14)	355

Note 4—Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income for basic and diluted earnings per share	$195	$161	$426	$229

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	266	259	266	208
Dilutive effect of: Employee stock options and restricted stock units	—	1	—	1

Weighted average shares used in diluted computation	266	260	266	209

Basic earnings per share	$0.73	$0.62	$1.60	$1.10

Diluted earnings per share	$0.73	$0.62	$1.60	$1.09

As of June 30, 2008 and 2007, 2.8 million and 2.4 million restricted stock units, respectively, and options to purchase 0.8 million and 1.8 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2008, 0.5 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2007, 0.3 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 5—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
	Three months ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$1	$2	$—	$—	$1	$1
Interest cost	11	12	1	1	3	3
Expected return on assets	(16)	(16)	—	—	—	1
Recognized net actuarial loss	—	—	—	—	(1)	—
Curtailment	—	—	1	—	7	—

Net periodic (benefit) cost	$(4)	$(2)	$2	$1	$10	$5

	Pension Plans		SERP Plans		Postretirement Benefit Plans
	Six months ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$2	$2	$—	$—	$2	$2
Interest cost	22	21	2	3	6	6
Expected return on assets	(32)	(29)	—	—	—	1
Recognized net actuarial loss	—	—	—	—	(2)	—
Curtailment	—	—	1	—	7	(13)

Net periodic (benefit) cost	$(8)	$(6)	$3	$3	$13	$(4)

During the three and six months ended June 30, 2008, NYSE Euronext did not make any material contributions to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding $6 million to the pension plans for fiscal 2008.

Curtailment to the Plans

For the three and six months ended June 30, 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the VRIP, on its US benefit plans. For the six months ended June 30, 2007, NYSE Euronext recorded a $13 million curtailment gain as a result of the elimination of certain components of the OPEB plans.

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in millions):

	Assets & liabilities measured at fair value as of June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$444	$23	$—	$467
Other assets	87	—	—	87
Liabilities
Long term debt	—	—	—	—
Short term debt	—	7	—	7

The difference between the total financial assets and liabilities as of June 30, 2008 presented in the table above and the related amounts in the condensed consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. For the three and six months ended June 30, 2008, there has been no material change in the fair value of NYSE Euronext’s Level 3 assets and liabilities.

Note 7—Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill by reportable segments as of June 30, 2008 (in millions):

	U.S. Operations			European Operations
	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
National securities exchange registrations	$511	$—	Indefinite	$5,955	$—	Indefinite
Customer relationships	75	6	10 to 20	870	57	7 to 20
Trade names and other	51	6	20	218	56	2 to 20

Other intangibles	$637	$12		$7,043	$113

Goodwill	$731			$4,834

For the three and six months ended June 30, 2008, amortization expense for the intangible assets was approximately $19 million and $37 million, respectively.

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of acquired purchased intangible assets as of June 30, 2008 was as follows (in millions):

Year ending December 31,
Remainder of 2008 (from July 1st through December 31st)	$37
2009	74
2010	74
2011	74
2012	74
Thereafter	756

Total	$1,089

Note 8—Commitments and contingencies

Grasso Litigation

On June 25, 2008, the New York Court of Appeals entered an order affirming the May 2007 order of the Appellate Division of the New York Supreme Court (“Appellate Division”) dismissing four of the six claims asserted against Mr. Grasso by the New York Attorney General (“NYAG”). Both the Appellate Division and Court of Appeals concluded that those four claims were not expressly authorized under the New York Not-for-Profit Corporation Law (“N-PCL”), and thus the NYAG lacked authority to assert them.

On July 1, 2008, the Appellate Division entered an order relating to various rulings made by the lower court in October 2006. In relevant part, the Appellate Division reversed the lower court’s granting of partial summary judgment for the NYAG against Mr. Grasso, ruling that the lower court erred in determining that Mr. Grasso had breached his fiduciary duties to the NYSE. The Appellate Division also ruled that the lower court erred in holding that the NYAG had authority to continue to pursue its N-PCL claims against Messrs. Grasso and Langone after the NYSE converted in 2006 into a for-profit entity. Accordingly, the Appellate Division directed that the N-PCL claims against Messrs. Grasso and Langone be dismissed. The Appellate Division also affirmed the lower court’s ruling that granted summary judgment to the NYSE and John Reed on Mr. Grasso’s cross-claims for breach of contract and defamation. On July 16, 2008, the lower court, pursuant to a stipulation filed by the NYAG and the NYSE, dismissed with prejudice the NYAG’s remaining claim against NYSE (which had sought declaratory relief only).

On July 31, 2008, a stipulation was filed with the Supreme Court of New York in which the NYAG, Mr. Grasso and the NYSE agreed that no party would appeal the Appellate Division’s July 1, 2008 decision which, among other things, had affirmed the dismissal of Mr. Grasso’s contract claims and defamation claims against NYSE.

At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. Based upon the final termination of any claims by Mr. Grasso against the NYSE, no additional payments were or will be made, and the above-referenced accrual was reversed and included in compensation in the condensed consolidated statements of income for the three and six months ended June 30, 2008.

In addition to the matters described above and in the prior disclosures incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Note 9—Income taxes

For the three and six months ended June 30, 2008, NYSE Euronext’s effective tax rate decreased primarily due to foreign operations and the reorganization of certain of our businesses.

Note 10—Related party transactions

AEMS

As of June 30, 2008, NYSE Euronext outsourced the information technology requirements of its European Operations, such as development and maintenance of information technology applications and use of resources and software to AEMS, an entity 50% owned by NYSE Euronext and 50% by Atos Origin, while under control of Atos Origin. AEMS provided information technology services to NYSE Euronext pursuant to a services agreement, dated July 2005, between it, Euronext and Atos Origin, which was entered into at the time of the formation of AEMS. Under separate service level agreements, NYSE Euronext invoiced AEMS for the use of resources of NYSE Euronext.

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in AEMS previously owned by Atos Origin (see Note 2).

FINRA

As part of the July 30, 2007 asset purchase agreement with FINRA, FINRA and NYSE Group have entered into service agreements with FINRA and its affiliates. Based on these service agreements, FINRA will provide certain regulatory services to NYSE Group and its affiliates (see Note 2).

LCH.Clearnet

As of June 30, 2008, NYSE Euronext used the services of LCH.Clearnet for clearing transactions executed on its European cash markets and Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal).

On July 27, 2007, LCH.Clearnet redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares held by NYSE Euronext, and repurchased a portion of LCH.Clearnet ordinary shares held by NYSE Euronext for €399 million ($548 million). On June 11, 2008, LCH.Clearnet purchased an additional 6 million ordinary shares from NYSE Euronext for €62 million ($97 million). NYSE Euronext continues to retain a 5% stake in LCH.Clearnet’s outstanding share capital and the right to appoint one director to LCH.Clearnet’s board of directors.

Liffe has announced that it is negotiating a new contract with LCH.Clearnet, pursuant to which Liffe or its affiliates will act as the control counterparty for the clearing of Liffe products and LCH.Clearnet will continue to provide certain risk management, guarantee and banking services in respect of the Liffe products. NYSE Euronext anticipates that, subject to regulatory and other conditions, the parties will enter into a definitive agreement in the next six months.

The following table presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
AEMS	$(42)	$(50)	$(81)	$(50)
FINRA	5	—	11	—
LCH.Clearnet	1	20	3	20

Note 11—Other Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

Income (expenses)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$195	$161	$426	$229
Change in market value adjustments	(3)	—	(51)	—
Employee benefit plan adjustments	(6)	—	(7)	1
Foreign currency translation	11	100	411	100

Total comprehensive income	$191	$261	$779	$330

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes, as well as the forward looking statements described under “Forward-Looking Statements.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Its results have been and will continue to be affected by many factors, including the level of trading activity in its markets, which during any period is significantly influenced by general market conditions, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, legislative and regulatory changes, and competition, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues. For example, while total trading volumes have been increasing, the growth of our trading and market data revenues could be adversely impacted if we are unsuccessful in attracting additional volumes.

Operating Data

The following tables present selected operating data for the periods presented.

NYSE Euronext

Selected Statistical Data:

Volume Summary—Cash Products

	Average Daily Volume			Total Volume
(Unaudited)	Q2 ‘08	Q2 ‘07	% Chg	Q2 ‘08	Q2 ‘07	% Chg
Number of Trading Days—European Markets	64	62	3.2%	64	62	3.2%
Number of Trading Days—U.S. Markets	64	62	1.6%	64	62	1.6%
European Cash Products (trades in thousands)	1,371	1,206	13.7%	87,772	74,797	17.3%
Equities	1325	1156	14.6%	84,807	71,689	18.3%
Exchange-Traded Funds	6	5	23.6%	408	320	27.6%
Structured Products	35	38	-9%	2,213	2.356	-6.1%
Bonds	5	7	-23%	344	432	-20.0%
U.S. Cash Products (shares in millions)	2,916	2,771	5.2%	186,600	174,585	6.9%
NYSE Listed Issues [1]
NYSE Group Handled Volume[2]	2,173	2,159	0.6%	139,052	136,002	2.2%
NYSE Group Matched Volume[3]	1,949	2,011	-3.1%	124,762	126,695	-1.5%
NYSE Group TRF Volume[4]	253	17	1402%	16,178	1,060	14262.2%
Total NYSE Listed Consolidated Volume	4,169	3,155	32.1%	266,804	198,744	34.2%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	52.1%	68.4%	-16.3%	52.1%	68.4%	-16.3%
Matched Volume[3]	46.8%	63.7%	-16.9%	46.8%	63.7%	16.9%
TRF Volume[4]	6.1%	.05%	5.6%	6.1%	.05%	5.6%
NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume[2]	316	174	81.7%	20,222	10,955	84.6%
NYSE Group Matched Volume[3]	272	149	82.6%	17,403	9,382	85.5%
NYSE Group TRF Volume[4]	115	10	1040.3%	7,391	638	1058.4%
Total NYSE Arca & Amex Listed Consolidated Volume	988	475	108.1%	63,209	29,902	111.4%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	32.0%	36.6%	-4.6%	32.0%	36.6%	-4.6%
Matched Volume[3]	27.5%	31.4%	-3.9%	27.5%	31.4%	-3.9%
TRF Volume[4]	11.7%	2.1%	9.6%	11.7%	2.1%	9.6%
Nasdaq Listed Issues
NYSE Group Handled Volume[2]	427	439	-2.6%	27,326	27,628	-1.1%
NYSE Group Matched Volume[3]	356	356	0.0. %	28,804	22,430	1.7%
NYSE Group TRF Volume[4]	198	96	105.5%	12,690	6,078	108.8%
Total Nasdaq Listed Consolidated Volume	2,099	2,141	-2.0%	134,315	134,889	-0.4%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	20.3%	20.5%	-0.2%	20.3%	20.5%	-0.2%
Matched Volume[3]	17.0%	16.6%	0.4%	17.0%	16.6%	0.4%
TRF Volume[4]	9.4%	4.5%	4.9%	9.4%	4.5%	4.9%
Exchange-Traded Funds [1,5]
NYSE Group Handled Volume[2]	334	233	43.1%	21,346	14,682	45.4%
NYSE Group Matched Volume[3]	290	207	39.9%	18,561	13,057	42.2%
NYSE Group TRF Volume[4]	126	16	673.0%	8,008	1,020	685.2%
Total ETF Consolidated Volume	1,020	551	85.0%	65,272	34,736	87.9%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	32.7%	42.3%	-9.6%	32.7%	42.3%	-9.6%
Matched Volume[3]	28.4%	37.6%	-9.2%	28.4%	37.6%	-9.2%
TRF Volume[4]	12.3%	2.9%	9.4%	12.3%	2.9%	9.4%

Please refer to footnotes on the following page.

NYSE Euronext

Selected Statistical Data:

Volume Summary—Derivatives Products

	Average Daily Volume			Total Volume
(Unaudited; contracts in thousands)	Q2 ‘08	Q2 ‘07	% Chg	Q2 ‘08	Q2 ‘07	% Chg
Number of Trading Days—European Markets	64	62	3.2%	64	62	3.2%
Number of Trading Days—U.S. Markets	64	62	3.2	64	62	3.2%
European Derivatives Products	4,430	3,752	18.1%	283,513	232,641	21.9%
Total Interest Rate Products	2,274	1,878	21.1%	145,552	116,439	25.0%
Short Term Interest Rate Products	2,178	1,759	23.8%	139,399	109,065	27.8%
Medium and Long Term Interest Rate Products	96	119	-19.2%	6,153	7.374	-16.6%
Total Equity Products [6]	2,108	1,820	15.9%	134,921	112,820	19.6%
Total Individual Equity Products	1,540	1,244	23.7%	98,550	77,154	27.7%
Total Equity Index Products	568	575	-1.2%	36,371	35,666	2.0%
of which Bclear	1,098	707	55.4%	70,259	43,804	60.4%
Individual Equity Products	999	629	58.7%	63,917	39,020	63.8%
Equity Index Products	99	77	28.4%	6,342	4,785	32.5%
Commodity Products	46	53	-12.2%	2,963	3,269	-9.4%
Currency Products	1	2	-50.0%	78	112	-30.4%
U.S. Derivatives Products—Equity Options [7]
NYSE Arca Options Contracts	1,512	1,115	35.7%	96,783	70,277	37.8%
Total Consolidated Options Contracts	12,301	9,309	32.1%	787,288	586,471	34.2%
NYSE Group Share of Total	12.3%	12.0%	—%	12.3%	12.0%	—%

1	Includes all volume executed in NYSE Group crossing sessions.
2	Represents the total number of shares of equity securities and ETFs internally matched on NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.
3	Represents the total number of shares of equity securities and ETFs executed on NYSE Group’s exchanges.
4	Represents NYSE’s volume in FINRA/NYSE Trade Reporting Facility (TRF).
5	Data included in previously identified categories.
6	Includes all trading activities for Bclear, Liffe’s clearing service for wholesale equity derivatives.
7	Includes trading in U.S. equity options contracts, not equity-index options.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities. All trading activity is single-counted, except European cash trading which is double counted to include both buys and sells.

NYSE Euronext

Selected Statistical Data:

Other Operating Statistics

	Three Months Ended
(Unaudited)	June 30, 2008	March 31, 2008	June 30, 2007
NYSE Euronext Listed Issuers
NYSE Listed Issuers
NYSE listed issuers[1]	2,517	2,509	2,730
Number of new issuer listings[1]	94	37	73
Capital raised in connection with new listings ($mm)[2]	$4,171	$18,708	$12,835
Euronext Listed Issuers
Euronext listed issuers[1]	1,133	1,141	1,197
Number of new issuer listings[3]	20	18	45
Capital raised in connection with new listings ($mm)[2]	$2,540	$932	$4,482
NYSE Euronext Market Data[4]
NYSE Market Data
Share of Tape A revenues (%)	51.6%	57.0%	69.5%
Share of Tape B revenues (%)	32.4%	33.9%	32.2%
Share of Tape C revenues (%)	20.2%	19.3%	23.7%
Professional subscribers (Tape A)	454,536	456,752	434,100
Euronext Market Data
Number of terminals	221,326	222,920	211,573
NYSE Euronext Operating Expenses
NYSE Euronext employee headcount[5]
NYSE Euronext headcount excluding GL Trade	3,088	3,183	3,315
GL Trade headcount	1,426	1,395	1,323
NYSE Euronext Financial Statistics
NYSE Euronext foreign exchange rate (€/US$)
Average €/US$ exchange rate for the quarter	$1.563	$1.499	$1.348

1	Figures for NYSE listed issuers include listed operating companies and closed-end funds, but do not include NYSE Arca listings. or structured products listed on the NYSE. There were 351 ETFs and 16 operating companies exclusively listed on NYSE Arca as of June 30, 2008. There were 533 structured products listed on the NYSE as of June 30, 2008. Figures for Euronext present the operating companies listed on Euronext, and do not include closed-end funds, ETFs and structured product (warrants and certificates). As of June 30, 2008, 125 companies were listed on Alternext and 324 ETFs were listed on NextTrack.
2	Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, Alternext or Free Market and close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of USD by operating companies listed on NYSE and NYSE Arca and do not include closed-end funds, ETFs and structured products.
3	Euronext figures include operating companies listed on Euronext, Alternext or Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).
4	“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per the SEC’s Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on share of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.
5	NYSE Euronext owns approximately 40% of the common equity of GL Trade, which is listed separately on Euronext Paris. NYSE Euronext consolidates the results of GL Trade. NYSE Euronext headcount as of June 30, 2007, excludes approximately 427 employees that, effective July 30, 2007, were transferred to Financial Industry Regulatory Authority (FINRA) and are no longer employees of NYSE Euronext. NYSE Euronext includes the employees of Wombat for all periods presented. NYSE Euronext headcount, as of June 30, 2008, excludes 75 employees who left June 30, 2008, as part of the VRIP initiated during 2008.

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

On NYSE Arca, equity transaction fees are charged to customers for trade execution of equity securities. NYSE Arca earns equity transaction fees for customer orders of equity securities matched internally on NYSE Arca, as well as for customer orders routed out to other market centers.

Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Lisbon and Paris.

For historical reasons relating to Euronext’s prior ownership of Clearnet, part of the trading revenue earned in 2007 consists of a commission paid by LCH.Clearnet to Euronext in exchange for the service provided by Euronext in bringing clients to the clearing house. These commissions were invoiced directly by LCH.Clearnet and retroceded to Euronext. As of January 1, 2008, Euronext no longer receives retrocession fees from LCH.Clearnet, and instead Euronext has been collecting such fees, now referred to as exchange fees, directly from its customers.

Revenue from cash trading in any given period depends primarily on the number of shares traded on NYSE and NYSE Arca, the number of trades executed on Euronext, and the fees charged for execution. The level of trading activity in any period is significantly influenced by a number of factors discussed above under “—Factors Affecting Our Results”. NYSE Euronext’s cash trading pricing structures continue to undergo a fundamental examination as part of a broad strategic review of the NYSE Euronext’s opportunities for revenue growth and efficiency improvement. As a result, we have and may continue to periodically modify our trading pricing structures. NYSE Euronext seeks to better capture value for the services it renders by aligning more closely transaction revenue with executed volume, product expansion and new product development. Transaction fees that NYSE Euronext earns in the future could also depend on the outcome of certain regulations and rule changes, such as MiFID, which have the potential to impact the competitive environment in which NYSE Euronext operates.

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

There are two types of fees applicable to companies listed on the NYSE and NYSE Arca – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Original listing fees, however, are not applicable to companies that transfer to the NYSE or NYSE Arca from another listing venue. Fees based on other corporate-related actions fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

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

In general, Euronext has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

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

The SEC approved a new data product, NYSE Realtime Reference Prices, which allows media and Internet organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com are now displaying NYSE Realtime stock prices on their respective websites.

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

Software and Technology Services

Revenue from sales of software primarily consists of (i) license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses, which revenues are generated primarily by GL Trade’s and (ii) sales of software and technology by NYSE Euronext Advanced Trading Solutions, which includes NYSE TransactTools, Wombat, and following the completion of the AEMS transaction on August 5, 2008, the third-party exchange business of AEMS.

Revenues from license fees received from securities exchanges and other financial institutions for software that Euronext develops internally or licenses are generated primarily by GL TRADE. GL TRADE is a global provider of front- to back-office solutions for international financial institutions on both the buy side and the sell side. Revenues generated by GL Trade accounted for 71% of the software and technology services revenue of NYSE Euronext for the three months ended June 30, 2008. See also Note 2 to our condensed consolidated financial statements.

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

NYSE TransactTools’ revenues are generated primarily from connectivity services related to the SFTI® network, software license and maintenance fees, and strategic consulting services. Customers pay to gain access to SFTI ® market centers via direct circuit to a SFTI ® access point or through a third-party service bureau or extranet provider. SFTI ® revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI ® data centers, and customers typically sign multi-year contracts. Co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from sales of NYSE TransactTools’ enterprise software platform, which provides low-latency messaging and trade lifecycle management. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

Wombat revenues are earned primarily from software license contracts and maintenance agreements. Wombat provides software which allows for customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreements revenues are recognized monthly over the life of the maintenance term subsequent to acceptance.

Regulatory

The principal regulatory fees charged to member organizations of the NYSE and NYSE Arca include (i) a regulatory fee based on Gross Focus revenues charged to NYSE member organizations (specifically $0.105 per $1,000 of Gross Focus (Financial and Operational Combined Uniform Single Report) revenues generated by member broker-dealers, which are reported on a six-month lag basis), (ii) a fee based on the number of registered representatives charged to NYSE Arca member organizations and (iii) various regulatory fees charged to specialists and floor brokers on the NYSE, and to market makers, order routing firms and other broker-dealers on NYSE Arca.

On July 30, 2007, the member firm regulatory functions of NYSE Regulation and related revenues

(primarily fees based on Gross Focus revenues) were transferred to FINRA. As a result, effective as of that date and for the remainder of 2007, 75% of the NYSE fee based on Gross Focus revenues, which was then $0.42 per $1,000, was paid to FINRA. Effective as of January 1, 2008, the NYSE fee based on Gross Focus revenues was reduced to its present rate, which is 25% of its level as of December 31, 2007.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment” above.

Liquidity Payments

To enhance the liquidity and promote use of its systems, NYSE Euronext provides liquidity payments on the NYSE, NYSE Arca (equities platform), NYSE Arca, Inc. (options platform) and Liffe (LIFFE CONNECT® and Bclear platforms).

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

Transaction Fee Revenue

The NYSE also created a payment pool (the “LPP Pool”) consisting of its NYSE-listed stock transaction revenue on matched volume (excluding crossing services) in both electronic and manually executed transactions to provide LPPs to the specialist firms. The LPP Pool size was originally set at 25% of the above-noted NYSE transaction revenue and was changed as of October 1, 2007 to 20% per month for each of the last three months of 2007 and 18% per month starting January 2008. The size of the LPP Pool varies month-to-month as NYSE volume changes. Each individual specialist firm is allocated a portion of these revenues based exclusively on its trading performance in any month. A specialist firm’s allocation increases if its performance as a liquidity provider improves relative to the other specialist firms.

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

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the NYSE Group/Euronext business combination transaction and other cost reduction initiatives related to these transactions.

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

Regulatory Fine Income

Regulatory fine income is generated from fines levied by NYSE Regulation, which regulates and monitors trading on the NYSE and NYSE Arca. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on the NYSE and NYSE Arca. Regulatory fines are required to be used for regulatory purposes.

Regulatory fine income has decreased relative to prior periods, and is expected to do so in future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Results of Operations

For the three and six months ended June 30, 2008, the results of operations of NYSE Euronext included the results of both NYSE Group and Euronext for the full period. For the same periods a year ago, the results of operations of NYSE Euronext included the results of NYSE Group for the full period and the results of operations of Euronext since April 4, 2007, the date that the combination of NYSE Group and Euronext was consummated.

Three Months Ended June 30, 2008 Versus Three Months Ended June 30, 2007

The following table sets forth NYSE Euronext’s condensed consolidated statements of income for the three months ended June 30, 2008 and 2007, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended June 30, 2008, as compared to such item for the three months ended June 30, 2007.

(Dollars in Millions)	Three months ended June 30,		Percent Increase (Decrease)
	2008	2007
Revenues
Activity assessment	$41	$115	(64)%
Cash trading	511	386	32%
Derivatives trading	230	185	24%
Listing	98	99	(1)%
Market data	105	106	(1)%
Software and technology services	119	92	29%
Regulatory	14	57	(75)%
Other	35	37	(5)%

Total revenues	1,153	1,077	7%
Section 31 fees	(41)	(115)	(64)%
Merger expenses and exit costs	(38)	(16)	138%
Compensation	(182)	(207)	(12)%
Liquidity payments	(255)	(163)	56%
Routing and clearing	(65)	(54)	20%
Systems and communications	(98)	(82)	20%
Professional services	(34)	(32)	6%
Depreciation and amortization	(65)	(71)	(8)%
Occupancy	(32)	(34)	(6)%
Marketing and other	(50)	(52)	(4)%
Regulatory fine income	—	4	(100)%

Operating Income	293	255	15%
Interest expense	(41)	(44)	(7)%
Interest and investment income	17	21	(19)%
Gain on sale of equity investment	—	2	(100)%
Income from associates	—	2	(100)%
Other income	9	9	—%

Income before income tax provision and minority interest	278	245	13%
Income tax provision	(78)	(78)	—%
Minority interest	(5)	(6)	(17)%

Net Income	$195	$161	21%

Highlights

For the three months ended June 30, 2008, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $1,112 million, $293 million and $195 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $962 million, $255 million and $161 million, respectively, for the three months ended June 30, 2007.

The $150 million increase in revenues (excluding activity assessment fees), $38 million increase in operating income and $34 million increase in net income for the period reflect the following principal factors:

Increased revenues – The period-over-period increase of $150 million was primarily due to (i) a 13.7% and 5.2% increase in volumes on the European and U.S. cash markets, respectively, (ii) price changes on the U.S. cash markets platform, and (iii) the effect of foreign currency translation, partially offset by the loss of certain U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007. Higher trading volumes also contributed to increased liquidity payment and routing and clearing expenses, which partially offset increased revenues for the period.

Increased operating income – The period-over-period increase in operating income of $38 million was the result of revenue growth and expense management, the reversal of a $36 million accrual relating to certain litigation between a former Chairman & CEO and the NYSE, which was finally terminated on July 31, 2008 partially offset by (i) additional liquidity payment and routing and clearing expenses on higher trading volumes, (ii) incremental merger expenses and exit costs as we continue to integrate our businesses, and (iii) the effect of foreign currency translation.

Improved net income – Period-over-period, net income increased $34 million, due to revenue growth, expense management, reversal of an accrual relating to the former Chairman & CEO and certain tax efficiencies as a result of the merger with Euronext following the reorganization of certain of our businesses.

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see note 3 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Three months ended
	June 30, 2008			June 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$41	$—	$41	$115	$—	$115
Cash trading	356	155	511	267	119	386
Derivatives trading	31	199	230	16	169	185
Listing	90	8	98	90	9	99
Market data	50	55	105	58	48	106
Other	69	99	168	108	78	186

Total revenues	$637	$516	$1,153	$654	$423	$1,077

Cash trading. For the three months ended June 30, 2008, U.S. Operations contributed $356 million to NYSE Euronext’s cash trading revenues, an $89 million increase as compared to three months ended June 30, 2007. The primary drivers for this increase (and their corresponding contributions) were increased handled trading volume on the NYSE Arca platforms (approximately $66 million) and price changes on the NYSE trading platform (approximately $23 million). European Operations contributed $155 million in cash trading revenues, a $36 million dollar increase as compared to the three months ended June 30, 2007. The primary drivers for this increase were increased trading volumes and introduction of new products (approximately $19 million), positive exchange rate (approximately $21 million) and the inclusion of Euronext for the full quarter (approximately $4 million), partially offset by price changes (approximately $8 million).

Derivatives trading. Derivatives trading revenues increased by $45 million to $230 million, primarily due to market volatility which resulted in increased trading volumes both in the U.S. and in Europe. Derivatives trading volumes increased by 22% and 38% in Europe and the U.S., respectively, as compared to the same period a year ago.

Listing. For the three months ended June 30, 2008, listing fees were $98 million, representing a decrease of $1 million from the comparable period a year ago.

Market data. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, market data revenue decreased $1 million to $105 million. Market data revenues from U.S. Operations decreased $8 million from the comparable period a year ago primarily reflecting a decline in our market share of trading in Tape A securities. Market data revenues from European Operations increased $7 million primarily due to a 5% increase in the number of market data terminals, the favorable effect of foreign currency translation, partially offset by a reduction in revenues recoveries as compared to the comparable period a year ago.

Other. For the three months ended June 30, 2008, other revenues decreased $18 million, or 10%, to $168 million. European Operations’ other revenue increased $21 million due to acquisitions within GL Trade and favorable foreign currency exchange rates. More than offsetting the increase in Europe was a decrease of $39 million in U.S. Operations’ other revenue due to (i) the loss of certain U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007, and (ii) continued attrition in population of NYSE’s trading floor. U.S. Operations was positively impacted by the recent acquisition of Wombat, which generated $9 million of revenue for the three months ended June 30, 2008.

Expenses

	Three months ended
	June 30, 2008				June 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(41)	$—	$—	$(41)	$(115)	$—	$—	$(115)
Liquidity payments	(216)	(39)	—	(255)	(136)	(27)	—	(163)
Routing and clearing	(65)	—	—	(65)	(54)	—	—	(54)
Other operating expenses	(211)	(277)	(11)	(499)	(254)	(232)	(8)	(494)
Regulatory fine income	—	—	—	—	4	—	—	4

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca. The decrease in Section 31 fees for the three months ended June 30, 2008 was due to a 63% decline in the SEC rate collected and subsequently paid as compared to the same period a year ago.

Liquidity Payments

For the three months ended June 30, 2008, liquidity payments were $255 million, an increase of $92 million compared to the three months ended June 30, 2007. This increase reflects (and their corresponding contributions were) (i) increased handled trading volume on NYSE Arca platforms (approximately $48 million), (ii) the impact of increased fees implemented during the fourth quarter of 2007 as part pricing structure modifications (approximately $21 million), (iii) increased trading volume on the Euronext derivatives platform (approximately $12 million), and (iv) the continued implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated option contracts in penny increments, which resulted in increased trading volumes on which liquidity payments were made (representing approximately $11 million).

Routing and Clearing

For the three months ended June 30, 2008, routing and clearing fees were $65 million, an increase of $11 million compared to the three months ended June 30, 2007. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the three months ended June 30, 2008, NYSE Euronext incurred $38 million in merger expenses and exit costs consisting of (i) approximately $28 million in severance and related benefits provided in connection with workforce reductions, (ii) approximately $4 million of accelerated amortization on certain software and other equipment’s useful lives, and (iii) approximately $6 million in professional and other fees incurred in connection with business acquisitions.

Compensation. For the three months ended June 30, 2008, compensation was $182 million, a decrease of $25 million, or 12%, compared to the three months ended June 30, 2007. This decrease reflects (and their corresponding contributions were) (i) the reversal of a $36 million accrual relating to certain litigation between a former Chairman & CEO and the NYSE, which was finally terminated on July 31, 2008, (ii) savings from the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007 and other ongoing cost containment initiatives (approximately $16 million), partially offset by (a) the impact of acquired businesses (approximately $10 million), (b) the effect of currency translation (approximately $13 million), and (c) increased stock-based compensation charges (approximately $4 million) primarily in connection with the implementation of a long-term incentive plan in April 2008.

Systems and communications. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, systems and communications expenses increased $16 million, or 20%, primarily due to (and their corresponding contributions were) (i) investments in capacity and network lines in the U.S. as well as developments in European cash and derivatives trading systems (approximately $9 million), (ii) the impact of foreign exchange rates (approximately $5 million), and (iii) additional expenses from acquired businesses (approximately $7 million), partially offset by expense reduction initiatives (approximately $5 million).

Professional Services. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, professional services expenses increased $2 million, or 6%.

Depreciation and amortization. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, depreciation and amortization expense decreased $6 million, or 8%. The decrease primarily reflects the consolidation of office space and elimination of floor space attributed to the attrition in population of NYSE’s trading floor.

Occupancy. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, occupancy decreased $2 million, or 6%.

Marketing and other. For the three months ended June 30, 2008 compared to the three months ended June 30, 2007, marketing and other expenses decreased $2 million, or 4%.

Regulatory Fine Income

Regulatory fine income has decreased relative to the prior period and is expected to continue to do so in future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Interest expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as debt incurred as part of subsequent transactions (see “Liquidity and Capital Resources – Liquid Funds and Financial Indebtedness.”)

Interest and investment income

Fluctuation of foreign exchange and interest rates were the primary drivers of $4 million decrease in interest and investment income during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

Gain on Sale of Equity Investment

For the three months ended June 30, 2007, NYSE Euronext recorded a $2 million gain on the sale of NextInfo. NextInfo was a Brussels-based subsidiary of Fininfo, a company that provides financial information related services.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, primarily AEMS.

Other Income

For the three months ended June 30, 2008, other income of $9 million primarily reflected foreign exchange and other one-time gains.

Minority Interest

For the three months ended June 30, 2008, NYSE Euronext recorded minority interest of $5 million primarily representing 2.32% of the Euronext N.V. income for the period from April 1, 2008 to May 20, 2008 (the effective date of the statutory buy-out of the remaining minority Euronext shareholders), as well as Euronext’s minority interest in GL TRADE.

Income Taxes

For the three months ended June 30, 2008 and 2007, NYSE Euronext provided for income taxes at an estimated tax rate of 28% and 32%, respectively. For the three months ended June 30, 2008, NYSE Euronext’s effective tax rate was lower than statutory rate primarily due to foreign operations and the reorganization of certain of our businesses.

Six Months Ended June 30, 2008 Versus Six Months Ended June 30, 2007

The following table sets forth NYSE Euronext’s condensed consolidated statements of income for the six months ended June 30, 2008 and 2007, as well as the percentage increase or decrease for each consolidated statement of income item for the six months ended June 30, 2008, as compared to such item for the six months ended June 30, 2007.

(Dollars in Millions)	Six months ended June 30,		Percent Increase (Decrease)
	2008	2007
Revenues
Activity assessment	$143	$301	(52)%
Cash trading	1,074	636	69%
Derivatives trading	500	197	154%
Listing	196	189	4%
Market data	209	169	24%
Software and technology services	226	117	93%
Regulatory	28	107	(74)%
Other	72	64	13%

Total revenues	2,448	1,780	38%
Section 31 fees	(143)	(301)	(52)%
Merger expenses and exit costs	(55)	(27)	104%
Compensation	(394)	(313)	26%
Liquidity payments	(529)	(299)	77%
Routing and clearing	(134)	(98)	37%
Systems and communications	(194)	(109)	78%
Professional services	(71)	(53)	34%
Depreciation and amortization	(126)	(106)	19%
Occupancy	(68)	(55)	24%
Marketing and other	(95)	(73)	30%
Regulatory fine income	2	9	(78)%

Operating income	641	355	81%
Interest expense	(74)	(45)	64%
Interest and investment income	31	31	—%
Gain on sale of equity investment	2	2	—%
Income from associates	1	3	(67)%
Other income	19	13	46%

Income before income tax provision and minority interest	620	359	73%
Income tax provision	(180)	(124)	45%
Minority interest	(14)	(6)	133%

Net income	$426	$229	86%

Highlights

For the six months ended June 30, 2008, NYSE Euronext reported revenues (excluding activity assessment fees), operating income and net income of $2,305 million, $641 million and $426 million, respectively. This compares to revenues (excluding activity assessment fees), operating income and net income of $1,479 million, $355 million and $229 million, respectively, for the six months ended June 30, 2007.

The $826 million increase in revenues (excluding activity assessment fees), $286 million increase in operating income and $197 million increase in net income for the period reflect primarily the inclusion of Euronext’s results of operations for the full six-month period in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext. Higher trading volumes also contributed to increased revenues. Increased liquidity payment and routing and clearing fees partially offset increased revenues for the period.

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see note 3 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Six months ended
	June 30, 2008			June 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$143	$—	$143	$301	—	$301
Cash trading	749	325	1,074	517	119	636
Derivatives trading	69	431	500	28	169	197
Listing	179	17	196	180	9	189
Market data	103	106	209	121	48	169
Other	129	197	326	210	78	288

Total revenues	$1,372	$1,076	$2,448	$1,357	$423	$1,780

Cash trading. For the six months ended June 30, 2008, U.S. Operations contributed $749 million to NYSE Euronext’s cash trading revenues, a $232 million increase as compared to six months ended June 30, 2007. The primary drivers for this increase (and their corresponding contributions) were increased handled trading volume on the NYSE Arca platforms (approximately $172 million) and pricing changes on the NYSE and NYSE Arca trading platforms (netting to approximately $60 million). European Operations contributed $325 million in cash trading revenues as a result of the inclusion of Euronext for the full six-month period in 2008.

Derivatives trading. Derivatives trading revenues increased by $303 million to $500 million, primarily reflecting the inclusion of Euronext’s results for the full six-month period in 2008, market volatility resulting in increased trading volumes both in the U.S. and in Europe, and an increase in options volume traded on NYSE Arca platform.

Listing. For the six months ended June 30, 2008, listing fees were $196 million, an increase of $7 million from the comparable period a year ago, primarily due to the inclusion of Euronext for the full six-month period in 2008.

Market data. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, market data revenue increased $40 million primarily due to the inclusion of European Operations for the full six-month period in 2008. Market data revenues within U.S. Operations were $103 million, a decrease of $18 million from the comparable period a year ago, reflecting a decline in our market share of trading in Tape A securities.

Other. For the six months ended June 30, 2008, other revenues increased $38 million, or 13%, to $326 million. Offsetting the inclusion of European Operations for the full six-month period in 2008 was a decrease of $81 million due to the loss of certain U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007, and continued attrition in population of NYSE’s trading floor.

Expenses

	Six months ended
	June 30, 2008				June 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(143)	$—	$—	$(143)	$(301)	$—	$—	$(301)
Liquidity payments	(443)	(86)	—	(529)	(272)	(27)	—	(299)
Routing and clearing	(134)	—	—	(134)	(98)	—	—	(98)
Other operating expenses	(446)	(530)	(27)	(1,003)	(490)	(232)	(14)	(736)
Regulatory fine income	2	—	—	2	9	—	—	9

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca. The decrease in Section 31 fees for the six months ended June 30, 2008 was due a 63% decline in the SEC rate collected and subsequently paid as compared to the same period a year ago.

Liquidity Payments

For the six months ended June 30, 2008, liquidity payments were $529 million, an increase of $230 million compared to the six months ended June 30, 2007. In addition to the contribution of European Operations for the full six-month period in 2008 (a $59 million increase compared to the same period a year ago), the increase in U.S. Operations reflects (and their corresponding contributions were) (i) increased handled trading volume on NYSE Arca platforms (approximately $109 million), (ii) the implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated option contracts in penny increments, which resulted in increased trading volumes on which liquidity payments were made (approximately $21 million) and (iii) pricing and rebate changes implemented during the fourth quarter 2007 (approximately $41 million).

Routing and Clearing

For the six months ended June 30, 2008, routing and clearing fees were $134 million, an increase of $36 million compared to the six months ended June 30, 2007. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the six months ended June 30, 2008, NYSE Euronext incurred $55 million in merger expenses and exit costs consisting of (i) approximately $42 million in severance and related benefits provided in connection with workforce reductions, (ii) approximately $5 million of accelerated amortization on certain software and other equipment’s useful lives, and (iii) approximately $8 million in professional and other fees incurred in connection with business acquisitions.

Compensation. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, compensation increased $81 million, or 26%, reflecting primarily the inclusion of Euronext’s results for the full six-month period in 2008. In addition, for the six months ended June 30, 2007, our U.S. Operations recorded a $13 million curtailment gain resulting from the elimination of certain post retirement benefits. There was no such gain in the 2008 period. Partially offsetting this increase was a decrease in U.S. Operations’ compensation related to staff reductions, including the 427 employees transferred to FINRA in July 2007 and the reversal of a $36 million accrual relating to certain litigation between a former Chairman & CEO and the NYSE, which was finally terminated on July 31, 2008.

Systems and communications. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, systems and communications expenses increased $85 million, or 78%, primarily due to the results of Euronext and increased spending on U.S. Operations to increase system capacity.

Professional Services. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, professional services expenses increased $18 million, or 34%. European Operations, reflecting the results of Euronext for the full six-month period in 2008, contributed to this increase, partially offset by reduced legal fees and consulting services.

Depreciation and amortization. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, depreciation and amortization expense increased $20 million, or 19%. European Operations, reflecting the results of Euronext for the full six-month period in 2008, was the principal driver for the increase.

Occupancy. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, occupancy increased $13 million, or 24%. European Operations, reflecting the results of Euronext for the full six-month period in 2008, was the driver for the increase. In the U.S., occupancy costs decreased reflecting cost containment initiatives.

Marketing and other. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, marketing and other expenses increased $22 million, or 30%, primarily reflecting the results of Euronext for the full six-month period in 2008.

Regulatory Fine Income

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, regulatory fine income decreased $7 million to $2 million. Regulatory fines result from actions taken by NYSE Regulation, Inc. in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. Regulatory fine income, which decreased relative to the same period a year ago, is expected to do so in the future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Investment income

Investment income remained stable for the six months ended June 30, 2008 as compared to the same period a year ago.

Gain on Sale of Equity Investment

For the six months ended June 30, 2008, NYSE Euronext recorded a $2 million gain on the sale of Powernext (formerly an equity method investment). For the six months ended June 30, 2007, gain on sale of equity investment was $2 million reflecting Euronext’s sale of its equity stake in NextInfo.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, primarily AEMS.

Other Income

For the six months ended June 30, 2008, other income of $19 million primarily reflected foreign exchange and other one-time gains.

Minority Interest

For the six months ended June 30, 2008, NYSE Euronext recorded minority interest of $14 million primarily representing 2.32% of the Euronext N.V. income for the period from January 1, 2008 to May 20, 2008 (the effective date of the statutory buy-out of the remaining minority Euronext shareholders), as well as Euronext’s minority interest in GL TRADE.

Income Taxes

For the six months ended June 30, 2008 and 2007, NYSE Euronext provided for income taxes at an estimated tax rate of 29% and 34%, respectively. For the six months ended June 30, 2008, NYSE Euronext’s effective tax rate was lower than statutory rate primarily due to foreign operations and the reorganization of certain of our businesses.

Liquidity and Capital Resources

NYSE Euronext’s financial policy seeks to finance the growth of its business, remunerate shareholders and ensure financial flexibility, while maintaining strong creditworthiness and liquidity. NYSE Euronext’s primary sources of liquidity are cash flows from operating activities, current assets and existing bank facilities. NYSE Euronext’s principal liquidity requirements are for working capital, capital expenditures and general corporate use.

Cash flows from operating activities

For the six months ended June 30, 2008, net cash provided by operating activities was $591 million, representing net income of $426 million, depreciation and amortization of $131 million and an increase in deferred revenues of $153 million, partially offset by a decrease in accounts payable of $66 million, and an increase in other assets of $62 million. Capital expenditures for the six months ended June 30, 2008 were $179 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of June 30, 2008, NYSE Euronext did not have significant restricted cash balances.

Liquid funds and financial indebtedness

As of June 30, 2008, NYSE Euronext had approximately $3.0 billion in debt outstanding and $1.2 billion of liquid funds (calculated as described below), resulting in $1.8 billion in net indebtedness. Net indebtedness is defined as outstanding debt less liquid funds. Liquid funds are defined as current assets readily convertible into cash (cash and cash equivalents, current investments and securities purchased under agreements to resell) less cash held for payment of Section 31 fees to the SEC.

Liquid funds and net indebtedness were as follows:

Dollars in millions	June 30, 2008	December 31, 2007
Cash and cash equivalents	$718	$964
Current investments	626	559
Securities purchased under agreements to resell	1	9
Section 31 fees payable	(155)	(169)

Liquid Funds	1,190	1,363

Short term debt	1,066	2,192
Long term debt	1,944	521

Total debt	3,010	2,713

Net indebtedness	$1,820	$1,350

Liquid funds are managed as a global treasury portfolio of cash equivalents and investments into non-speculative financial instruments, readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

As of June 30, 2008, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of June 30, 2008	Maturity
Commercial paper issued under the global commercial paper program	$524	From July 9, 2008 until August 26, 2008
Bond in sterling	£250($498)	June 16, 2009
4.8% bond in US dollar	$750	June 30, 2013
5.375% bond in Euro	€750($1,181)	June 30, 2015
Bank loans	€29($46)	From August 31, 2008 until February 19, 2012

The £250 million ($498 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. As of June 30, 2008, taking into account this swap, the effective interest rate on the bonds was 6.2%. The bonds mature in June 2009 and do not provide for early redemption.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of June 30, 2008, NYSE Euronext had $0.5 billion of debt outstanding at an average interest rate of 4.6% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

On April 4, 2007, NYSE Euronext entered into a $3.0 billion syndicated revolving bank facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and included a $1.0 billion 364-day tranche that matured on April 2, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012. On April 2, 2008, the $1.0 billion tranche was refinanced by a $1.0 billion 364-day facility maturing on April 1, 2009.

On August 4, 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($472 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of June 30, 2008, NYSE Euronext had two committed bank credit facilities totaling $3.5 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In the second quarter of 2008, NYSE Euronext issued $750 million of fixed rate bonds due in June 2013 and €750 million ($1,181 million) of fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. These bonds bear interest at a rate per annum of 4.8% and 5.375%, respectively.

The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

Liquidity risk

NYSE Euronext believes that its creditworthiness provides access to a large range of debt products, including bank facilities and publicly and privately issued long and short term debt. As at June 30, 2008, NYSE Euronext’s long term issuer ratings assigned by Standard & Poor’s and Moody’s were AA and A1, respectively.

Because commercial paper’s new issues generally fund the retirement of old issues, NYSE Euronext is exposed to the rollover risk of not being able to issue new commercial paper. Since NYSE Euronext started to issue commercial paper in 2007, NYSE Euronext has not experienced any difficulty in rolling its commercial paper issues. In order to mitigate the rollover risk, NYSE Euronext maintains undrawn backstop bank facilities for an aggregate amount exceeding at any time the amount issued under its commercial paper program. In case it would not be able to issue new commercial paper, NYSE Euronext would immediately draw on these backstop facilities.

NYSE Euronext continually reviews its financial and debt policy, and subject to market conditions and credit and strategic considerations, may from time to time determine to very the maturity profile of its debt and diversify its sources of financing. NYSE Euronext believes that existing cash balances and financing arrangements, along with future cash flows from operations, are sufficient to meet the anticipated needs of its current operations and its debt obligations for a period of at least twelve months from June 30, 2008. If existing cash balances and financing arrangements are insufficient to meet the anticipated needs of its current operations, NYSE Euronext intends to seek additional financing. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

Share repurchase program

The NYSE Euronext Board of Directors authorized the repurchase of up to $1.0 billion of NYSE Euronext common stock. NYSE Euronext plans to repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable United States and European laws, regulations and approvals, strategic considerations, market conditions and other factors.

Under SEC rules, NYSE Euronext will not be able to repurchase shares during certain restricted time periods, including during the pendency of NYSE Euronext’s business combination transaction with the Amex and certain other periods.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting polices reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on the NYSE, NYSE Arca and Euronext – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE, NYSE Arca or Euronext. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

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

General

As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk, credit risk and equity risk. NYSE Euronext has implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent necessary and permitted by local regulation, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analysis to determine the effects that market risk exposures may have on its financial condition and results of operations.

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of June 30, 2008:

Dollars (in Millions)	Financial assets	Financial liabilities		Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$314	$3		$311	$(3.1)
Euro	706	584		122	(1.2)
Sterling	249	501	(4)	(252)	(2.5)
Fixed rate positions in
Dollar	1	748		(747)	(31.3)
Euro	—	1,175		(1,175)	(62.9)
Sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).
(3)	100 basis points parallel shift of yield curve.
(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond issuance.

In order to hedge interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps, with counterparties that meet high creditworthiness and rating standards. At June 30, 2008, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($498 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to a price risk on its outstanding fixed rate positions. At June 30, 2008, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $747 million and $1,175 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $31.3 million and $62.9 million, respectively.

NYSE Euronext is exposed to a cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and in euro, when interest rates in U.S. dollar or euro decrease, NYSE Euronext’s net interest and investment income decreases. Based on June 30, 2008 positions, each 1% decrease in U.S. dollar and euro rates would negatively impact annual income by $3.1 million and $1.2 million, respectively. Because NYSE Euronext is a net borrower in sterling, when interest rates in sterling increase, the net interest and investment income of NYSE Euronext decreases. Based on June 30, 2008 positions, each 1% increase in sterling rates would negatively impact annual income by $2.5 million.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the six months ended June 30, 2008 is presented by primary foreign currency in the following table:

	Six months ended June 30, 2008
(Dollars in millions)	Euro	Sterling
Average rate in the period	$1.5311	$1.9753
Average rate in the same period one year before	$1.3294	$1.9700
Foreign denominated percentage of
Revenues	28%	16%
Operating expenses	22%	13%
Operating income	44%	25%
Impact of the currency fluctuations (1) on
Revenues	$89.0	$1.3
Operating expenses	52.1	0.6
Operating income	36.9	0.7

(1)	Represents the impact of currency fluctuation for the six months ended June 30, 2008 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below:

	June 30, 2008
(in millions)	Position in euros	Position in sterling
Assets	€5,771	£2,686
of which goodwill	1,713	1,073
Liabilities	2,439	700
of which borrowings	1,117	252

Net currency position before hedging activities	€3,332	£1,986
Impact of hedging activities	(96)	—

Net currency position	€3,236	£1,986

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(510)	$(395)

At June 30, 2008, NYSE Euronext was exposed to net exposures in euro and sterling of €3.2 billion ($5.1 billion) and £2.0 billion ($4.0 billion), respectively. NYSE Euronext’s borrowings in euro and sterling of €1.1 billion ($1.8 billion) and £0.3 billion ($0.5 billion), respectively, constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. On June 26, 2008, NYSE Euronext entered into a €/$ foreign exchange swap with a principal amount of €96 million ($151 million) and a maturity on July 7, 2008. This swap was designated as a hedge of the net investment in foreign entities and the effective portion of its revaluation gain or loss is reported as a component of other comprehensive income. As of June 30, 2008, the fair value of this swap was ($0.3) million. Based on June 30, 2008 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $510 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $395 million. For the six months ended June 30, 2008, currency exchange rate differences had a positive impact of $411 million on NYSE Euronext’s consolidated equity.

Credit risk

NYSE Euronext is exposed to credit risk in the event of a counterparty default. NYSE Euronext limits its exposure to credit risk by rigorously selecting the counterparties with which it makes investments and executes agreements. Credit risk is monitored by using exposure limits depending on ratings assigned by rating agencies as well as the nature and maturity of transactions. NYSE Euronext’s investment objective is to invest in securities that preserve principal while maximizing yields, without significantly increasing risk. NYSE Euronext seeks to substantially mitigate credit risk associated with investments by ensuring that these financial assets are placed with governments, well-capitalized financial institutions and other creditworthy counterparties. An ongoing review is performed to evaluate changes in the status of counterparties. In addition to the intrinsic creditworthiness of counterparties, NYSE Euronext’s policies require diversification of counterparties (banks, financial institutions, bond issuers and funds) so as to avoid a concentration of risk. Derivatives are negotiated with highly rated banks.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of NYSE Euronext and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended June 30, 2008 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the three months ended June 30, 2008, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q for the three months ended March 31, 2008, and in Part I, Item 3 of the Form 10-K for the year ended December 31, 2007, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

Grasso Litigation

On June 25, 2008, the New York Court of Appeals entered an order affirming the May 2007 order of the Appellate Division of the New York Supreme Court (“Appellate Division”) dismissing four of the six claims asserted against Mr. Grasso by the New York Attorney General (“NYAG”). Both the Appellate Division and Court of Appeals concluded that those four claims were not expressly authorized under the New York Not-for-Profit Corporation Law (“N-PCL”), and thus the NYAG lacked authority to assert them.

On July 1, 2008, the Appellate Division entered an order relating to various rulings made by the lower court in October 2006. In relevant part, the Appellate Division reversed the lower court’s granting of partial summary judgment for the NYAG against Mr. Grasso, ruling that the lower court erred in determining that Mr. Grasso had breached his fiduciary duties to the NYSE. The Appellate Division also ruled that the lower court erred in holding that the NYAG had authority to continue to pursue its N-PCL claims against Messrs. Grasso and Langone after the NYSE converted in 2006 into a for-profit entity. Accordingly, the Appellate Division directed that the N-PCL claims against Messrs. Grasso and Langone be dismissed. The Appellate Division also affirmed the lower court’s ruling that granted summary judgment to the NYSE and John Reed on Mr. Grasso’s cross-claims for breach of contract and defamation. On July 16, 2008, the lower court, pursuant to a stipulation filed by the NYAG and the NYSE, dismissed with prejudice the NYAG’s remaining claim against NYSE (which had sought declaratory relief only).

On July 31, 2008, a stipulation was filed with the Supreme Court of New York in which the NYAG, Mr. Grasso and the NYSE agreed that no party would appeal the Appellate Division’s July 1, 2008 decision which, among other things, had affirmed the dismissal of Mr. Grasso’s contract claims and defamation claims against NYSE.

In addition to the matters described above and in the prior disclosures incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A.	Risk Factors

For the three months ended June 30, 2008, there were no material developments with regard to the “Risk Factors” as previously disclosed in Part I, Item 1A. of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2007, which disclosures are incorporated herein by reference. No other matters were reportable during the period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Consistent with customary practice in the French securities market, on April 19, 2007, NYSE Euronext entered into a liquidity agreement (contrat de liquidité ) (the “Agreement”) with SG Securities (Paris) SAS (“SG”). The Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the Autorité des Marches Financiers (the French securities regulator known as “AMF”). The Agreement authorizes SG to carry out market purchases and sales of NYSE Euronext common stock on Euronext Paris (the “Market”) in France for the account of NYSE Euronext in order to promote the liquidity and the orderly listing of such securities on the Market. Under the Agreement, NYSE Euronext deposited €40 million into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of NYSE Euronext common stock on the Market. Proceeds of sales are deposited into the liquidity account. The Agreement has a term of 12 months and will renew automatically unless otherwise terminated by either party. The Agreement is consistent with the liquidity agreement formerly maintained by Euronext, N.V. (now a subsidiary of NYSE Euronext) with respect to its securities.

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

Sales and purchases of NYSE Euronext common stock may be suspended if NYSE Euronext becomes subject to legal, regulatory or contractual restrictions that prevent SG from making purchases and sales under the Agreement.

The following transactions were carried out by SG on the market under the Agreement during the period from April 1, 2008 through June 30, 2008:

	Purchases
Trade Date	Number of shares	Average Price (in USD)	Cost (in USD)
April 1 to 30, 2008	109,450	66.62	7,291,233
May 1 to 31, 2008	121,602	70.34	8,553,100
June 1 to 30, 2008	—	—	—
Three months ended June 30, 2008	231,052	$68.58	$15,844,333

	Sales
Trade Date	Number of shares	Average Price (in USD)	Cost (in USD)
April 1 to 30, 2008	72,615	69.55	5,050,019
May 1 to 31, 2008	376,028	69.47	26,122,111
June 1 to 30, 2008	—	—	—
Three months ended June 30, 2008	448,643	$69.48	$31,172,130

Item 4.	Submission of Matters to a Vote of Security Holders

The stockholders of NYSE Euronext voted on four proposals at the annual stockholders’ meeting held on May 15, 2008:

1. To elect 18 directors of NYSE Euronext to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

2. To act upon a proposal to ratify the selection of PricewaterhouseCoopers LLP as NYSE Euronext’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

3. To act upon a proposal to approve the NYSE Euronext Omnibus Incentive Plan (as amended and restated).

4. To act upon a stockholder proposal relating to certificated shares.

The nominees for director were elected based upon the following votes:

Nominee	Votes For	Votes Withheld
Jan-Michiel Hessels (Chairman )	179,090,405	5,653,002
Marshall N. Carter (Deputy Chairman)	180,128,984	4,614,423
Duncan L. Niederauer (Chief Executive Officer)	180,160,904	4,582,503
Jean-François Théodore (Deputy Chief Executive Officer)	178,776,829	5,966,578
Ellyn L. Brown	179,163,467	5,579,940
Sir George Cox	179,279,957	5,463,450
William E. Ford	178,200,521	6,542,886
Sylvain Hefes	179,129,960	5,613,447
Dominique Hoenn	179,140,334	5,603,073
Shirley Ann Jackson	177,755,922	6,987,485
James S. McDonald	179,210,020	5,533,387
Duncan M. McFarland	178,380,779	6,362,628
James J. McNulty	179,174,566	5,568,841
Baron Jean Peterbroeck	178,719,377	6,024,030
Alice M. Rivlin	178,963,387	5,780,020
Ricardo Salgado	178,368,515	6,374,892
Rijnhard van Tets	179,180,577	5,562,830
Sir Brian Williamson	177,540,849	7,202,558

There were no broker non-votes for this proposal.

The proposal to ratify the selection of PricewaterhouseCoopers LLP as NYSE Euronext’s independent registered public accounting firm for the fiscal year ending December 31, 2008 received the following votes:

•	180,464,967 Votes for approval

•	1,963,015 Votes against

•	2,315,425 Abstentions

There were no broker non-votes for this proposal.

The proposal to approve the NYSE Euronext Omnibus Incentive Plan (as amended and restated) received the following votes:

•	122,481,739 Votes for approval

•	7,176,325 Votes against

•	2,475,966 Abstentions

There were no broker non-votes for this proposal.

The proposal relating to certificated shares received the following votes:

•	16,867,378 Votes for approval

•	108,973,801 Votes against

•	6,292,850 Abstentions

There were no broker non-votes for this proposal.

Item 6.	Exhibits

Exhibit No.	Description
1.1	Subscription Agreement, dated as of April 18, 2008, between NYSE Euronext and ABN AMRO Bank N.V., Barclays Bank PLC, Société Générale, JP Morgan Securities Ltd., and Morgan Stanley & Co. International plc (Incorporated by reference to Exhibit 1.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 18, 2008).

1.2	Purchase Agreement dated May 21, 2008, by and among NYSE Euronext and Banc of America Securities LLC, Citi and Merrill Lynch, Pierce Fenner & Smith Incorporated, as representatives of the several Underwriters named therein (Incorporated by reference to Exhibit 1.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on May 30, 2008).

4.1	Indenture dated as of May 29, 2008 between NYSE Euronext and Wilmington Trust Company, as Trustee, relating to Senior Notes due 2013. (Incorporated by reference to Exhibit 4.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on May 30, 2008).

4.2	First Supplemental Indenture dated as of May 29, 2008 between NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as authenticating agent, calculation agent, paying agent, security registrar and transfer agent, relating to Senior Notes dule June 28, 2013 (Incorporated by reference to Exhibit 4.2 to NYSE Euronext’s current report on Form 8-K filed with the SEC on May 30, 2008).

10.1	NYSE Euronext Omnibus Incentive Plan (as amended and restated effective as of May 15, 2008) (Incorporated by reference to Exhibit 10.1 to the NYSE Euronext’s current report on Form 8-K filed with the SEC on May 20, 2008).

10.2	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (US Management Committee members-bonus).

10.3	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (US Management Committee members-LTIP).

10.4	Form of U.S. Management Committee Member Employment Agreement.

10.5	Shareholders Agreement relating to Qatar Securities Market dated June 24, 2008 between NYSE Euronext and Qatar Investment Authority.

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: August 13, 2008	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer
NYSE Euronext