Form 10-Q
period 2008-09-30
NYSE Euronext
filed 2008-11-13
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER: 001-33392

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

As of November 10, 2008, the registrant had approximately 265 million shares of common stock, $0.01 par value per share, outstanding.

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

•	“Euronext” refers to Euronext N.V., a company organized under the laws of the Netherlands, including its subsidiaries;

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

•

“NYSE Alternext” refers to NYSE Alternext US LLC, a Delaware limited liability company and an entity registered as a U.S. national securities exchange (formerly known as the American Stock Exchange LLC (“Amex”)); and

•	“NYSE Euronext,” “we,” “us,” and “our” refers to NYSE Euronext, a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in our Annual Report on Form 10-K filed for the year ended December 31, 2007, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$682	$934
Short term financial investments	470	557
Securities purchased under agreements to resell	1	9
Accounts receivable, net	787	489
Deferred income taxes	85	111
Other current assets	188	60
Current assets from discontinued operations (Note 4)	139	118

Total current assets	2,352	2,278
Property and equipment, net	677	519
Goodwill	5,212	4,687
Other intangible assets, net	6,805	7,180
Investments in associates	9	337
Deferred income taxes	471	384
Other assets	760	792
Non-current assets from discontinued operations (Note 4)	407	441

Total assets	$16,693	$16,618

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$827	$761
Section 31 fees payable	40	169
Deferred revenue	235	124
Short term debt	1,402	2,164
Deferred income taxes	47	53
Current liabilities of discontinued operations (Note 4)	201	191

Total current liabilities	2,752	3,462
Accrued employee benefits	318	312
Deferred revenue	351	349
Long term debt	1,800	494
Deferred income taxes	2,258	2,295
Other liabilities	40	27
Non-current liabilities from discontinued operations (Note 4)	114	119

Total liabilities	7,633	7,058
Minority interest	16	176
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 800 shares authorized; 267 shares issued; 265 shares outstanding	3	3
Common stock held in treasury, at cost: 2 shares	(67)	(67)
Additional paid-in capital	8,326	8,319
Retained earnings	1,010	637
Accumulated other comprehensive (loss) income	(228)	492

Total stockholders’ equity	9,044	9,384

Total liabilities and stockholders’ equity	$16,693	$16,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues
Activity assessment	$46	$131	$189	$432
Cash trading	634	466	1,708	1,103
Derivatives trading	229	243	729	441
Listing	98	96	294	285
Market data	112	101	321	270
Software and technology services	47	24	107	74
Regulatory	8	29	36	136
Licensing, facility and other	31	36	102	100

Total revenues	1,205	1,126	3,486	2,841
Section 31 fees	(46)	(131)	(189)	(432)
Liquidity payments	(358)	(211)	(887)	(510)
Routing and clearing	(77)	(64)	(211)	(164)
Merger expenses and exit costs	(30)	(22)	(83)	(49)
Compensation	(168)	(166)	(480)	(443)
Systems and communications	(66)	(77)	(237)	(180)
Professional services	(44)	(27)	(106)	(75)
Depreciation and amortization	(65)	(66)	(181)	(168)
Occupancy	(37)	(31)	(96)	(83)
Marketing and other	(48)	(50)	(133)	(117)
Regulatory fine income	1	10	3	19

Operating income from continuing operations	267	291	886	639
Interest expense	(42)	(46)	(114)	(91)
Investment income	11	25	42	57
Gain on sale of equity investment	—	32	2	34
Income from associates	(1)	6	—	9
Other income	6	5	28	18

Income from continuing operations before income tax provision and minority interest	241	313	844	666
Income tax provision	(70)	(50)	(244)	(172)
Minority interest	—	(6)	(5)	(8)

Income from continuing operations	171	257	595	486
Income from discontinued operations (Note 4)	3	1	5	1

Net income	$174	$258	$600	$487

Diluted earnings per share
Earnings per share, continuing operations	$0.65	$0.97	$2.24	$2.12
Earnings per share, discontinued operations	0.01	—	0.02	0.01

	$0.66	$0.97	$2.26	$2.13

Basic earnings per share
Earnings per share, continuing operations	$0.65	$0.97	$2.24	$2.13
Earnings per share, discontinued operations	0.01	—	0.02	0.01

	$0.66	$0.97	$2.26	$2.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$600	$487
Income from discontinued operations	(5)	(1)

Income from continuing operations	595	486
Adjustment to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	191	184
Deferred income taxes	(11)	(62)
Deferred revenue amortization	(60)	(66)
Stock based compensation	38	24
Gain on sale of equity investment and businesses	(2)	(34)
Other non-cash items	1	22
Change in operating assets and liabilities:
Accounts receivable, net	(315)	46
Other assets	(176)	13
Accounts payable, accrued expenses and Section 31 fees payable	(28)	(370)
Deferred revenue	149	174
Accrued employee benefits	19	(12)

Net cash provided by continuing operating activities	401	405
Cash flows from investing activities:
Euronext merger, net of cash acquired	(395)	(2,850)
Sales of investments	2,164	6,671
Purchases of investments	(2,203)	(6,072)
Sales of securities purchased under agreements to resell	17	19
Purchases of equity investments and businesses	(532)	(144)
Sale of equity investments and businesses	144	727
Purchases of property and equipment	(243)	(120)
Other investing activities	7	1

Net cash used in continuing investing activities	(1,041)	(1,768)
Cash flows from financing activities:
Proceeds from issuance of debt	1,929	15
Commercial paper (repayments) borrowings, net	(1,551)	1,994
Bank overdraft borrowings, net	226	—
Dividends to shareholders	(227)	(132)
Purchases of treasury stock	(1)	(1)
Repayment of other debt	—	(119)
Employee stock transactions	12	29
Principal payment of capital lease obligations	(5)	(6)

Net cash provided by continuing financing activities	383	1,780
Effects of exchange rate changes on cash and cash equivalents	14	50
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	32	16
Net cash used in investing activities of discontinued operations	(28)	(23)
Net cash used in financing activities of discontinued operations	(13)	(10)

Net (decrease) increase in cash and cash equivalents for the period	(252)	450
Cash and cash equivalents at beginning of period	934	278

Cash and cash equivalents at end of period	$682	$728

Non – cash investing and financing activities:
Euronext merger	$—	$6,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the NYSE, NYSE Arca, Inc. and NYSE Alternext in the United States and the five European-based exchanges that comprise Euronext—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” As of December 31, 2006 and up until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incidental to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The operations of GL Trade are reflected as discontinued (See Note 4).

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

NYSE Euronext entered into a €2.5 billion bridge facility to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 in connection with the exchange offer. The bridge facility was subsequently redeemed using proceeds from the $3.0 billion global commercial paper program launched by NYSE Euronext in April 2007. NYSE Euronext also entered into a $3.0 billion syndicated revolving facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and included a $1.0 billion 364-day tranche that matured on April 2, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012. On April 2, 2008, the $1.0 billion tranche was refinanced by a $1.0 billion 364-day facility maturing on April 1, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

Pro Forma Results

The following table provides pro forma results of operations as if the business combination transaction between NYSE Group and Euronext had been completed on January 1, 2007 (in millions, except per share data):

Nine months ended September 30, 2007
Total revenues	$3,203
Net income	$529
Basic earnings per share	$2.00
Diluted earnings per share	$1.99

In 2008, NYSE Group initiated a voluntary resignation incentive plan (“VRIP”) and voluntary retirement plan which 235 employees accepted during the nine months ended September 30, 2008. NYSE Euronext incurred a charge of $9 million and $29 million for the three and nine months ended September 30, 2008, respectively, related to the VRIP and voluntary retirement plan. Additionally, as part of the business combination transaction between NYSE Group and Euronext, NYSE Euronext has undertaken efforts to eliminate employee positions. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through September 30, 2008 and the remaining accrual as of September 30, 2008 (in millions):

	US Operations	European Operations
Balance as of December 31, 2007	$3	$11
Employee severance and related benefits	43	20
Severance and benefit payments	(12)	(20)

Balance as of September 30, 2008	$34	$11

Based on current severance dates and the accrued severance at September 30, 2008, NYSE Euronext expects to pay these amounts through December 31, 2009. Based on the scheduled departure dates of employees in the VRIP, NYSE Euronext anticipates incurring additional severance charges of approximately $7 million for the remainder of fiscal 2008 and approximately $9 million in fiscal 2009.

Amex (now known as NYSE Alternext)

On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation (“MC”). NYSE Euronext acquired the business of MC, including its subsidiary Amex (now known as NYSE Alternext) and as a result of the completion of the transaction, (1) each holder of a regular membership of MC became entitled to receive approximately 8,100 shares of NYSE Euronext common stock and (2) each holder of an options principal membership of MC became entitled to receive approximately 7,200 shares of NYSE Euronext common stock, in each case, with any fractional shares to be paid in cash. A total of approximately 6.8 million shares of NYSE Euronext common stock were issued in the merger for $260 million. In addition, each holder of a regular or options principal membership of MC will be entitled to receive additional consideration calculated by reference to the net proceeds, if any, from the sale of the NYSE Alternext headquarters in lower Manhattan, if such sale occurs within a specified period of time and certain conditions are satisfied.

The transaction enhances NYSE Euronext’s scale in U.S. options, exchange traded funds, closed-end funds, structured products and cash equities.

In December 2008, it is anticipated that NYSE Alternext’s equities trading platform will transition to NYSE Euronext technology and NYSE Alternext systems will be retired. In addition, NYSE Euronext plans to relocate NYSE Alternext’s options trading floor operations to the NYSE options trading floor during the first quarter of 2009, and to transition from the NYSE Alternext-supported technology to NYSE Euronext-supported technology for electronic options trading. The migration to NYSE Euronext systems is expected to significantly improve the functionality and the customer experience across all NYSE Alternext offerings.

The results of operation and financial condition of NYSE Alternext will be consolidated within our statement of income and statement of financial condition commencing October 1, 2008.

NYSE LIFFE

NYSE Liffe, LLC, the new U.S. futures exchange of NYSE Euronext received Designated Contract Market or DCM status on August 21, 2008 and began trading of full and e-mini gold and silver futures and options on futures contracts on September 9, 2008. On October 14, 2008, NYSE Liffe selected The Options Clearing Corporation to provide clearing services. The precious metals contracts provide a point of entry for us into the U.S. futures market and complement our existing commodities franchise at Liffe.

AEMS

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in Atos Euronext Market Solutions (AEMS) previously owned by Atos Origin. Through the transaction, NYSE Euronext acquired (i) the NSC cash trading and LIFFE CONNECT ® derivatives trading platform technology, and all of the management and development services surrounding these platforms, (ii) AEMS’s third-party exchange technology business, and (iii) TRS/CPS, clearing software. The purchase price in the transaction was approximately €162 million ($255 million), net of approximately €120 million ($189 million) of cash acquired, and is subject to certain post-closing adjustments. The results of operations and financial condition of AEMS have been consolidated within our statement of income and statement of financial results subsequent to the August 5, 2008, acquisition. Following the transaction, the third-party exchange technology business became part of our Advanced Trading Solutions business while the remaining businesses acquired have been renamed to NYSE Euronext Technology (NYXT).

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

The transaction involved the transfer to FINRA of the assets and liabilities associated with the Transferred Operations (including related expenses and revenues and approximately 427 employees), the sublease to FINRA of office space at 20 Broad Street and 14 Wall Street in New York City, and the provision by NYSE Group of certain security and facilities services to the FINRA locations at 20 Broad Street and 14 Wall Street for a five-year period. NYSE Group received total consideration of $41 million at closing and realized a $32 million gain.

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

The U.S. Operations consist of (i) obtaining new listings and servicing existing listings; (ii) providing access to trade execution in cash equities, options and futures; (iii) selling market and related information and distributing market information to data subscribers; (iv) issuing trading licenses; (v) providing data processing operations; (vi) providing regulatory services in the U.S. markets and (vii) providing trading technology, software and connectivity to end-users.

European Operations consist of (i) the management of trading in all cash products as well as a wide range of derivatives products and bonds and repos; (ii) listing of cash instruments; (iii) the sale of market data and related information; (iv) settlement of transactions and the safe-custody of physical securities in the European markets and (v) providing electronic trading solutions as well as software and connectivity to end-users.

As NYSE Euronext progresses towards the integration of its NYSE Group and Euronext businesses, management will continue to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones.

Summarized financial data concerning reportable segments is as follows (in millions):

Three months ended September 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2008
Revenues	$764	$441	$—	$1,205
Operating income (loss) from continuing operations	79	196	(8)	267
2007
Revenues	$695	$431	$—	$1,126
Operating income (loss) from continuing operations	96	204	(9)	291

Nine months ended September 30,	U.S. Operations	European Operations	Corporate items and eliminations	Consolidated
2008
Revenues	$2,136	$1,350	$—	$3,486
Operating income (loss) from continuing operations	283	638	(35)	886
2007
Revenues	$2,053	$788	$—	$2,841
Operating income (loss) from continuing operations	301	360	(22)	639

Note 4—Discontinued Operations

On August 1, 2008, SunGard and GL Trade announced SunGard’s intention to acquire a majority stake in GL Trade. Under the terms of the offer, SunGard acquired approximately 64.5% of GL Trade from Euronext Paris S.A., a wholly-owned subsidiary of NYSE Euronext, and other significant shareholders at a price of €41.70 per share. As a result, the operations of GL Trade are reflected as discontinued.

In October 2008, NYSE Euronext received €161.6 million ($227.5 million) from the sale of its 40% ownership stake in GL Trade to SunGard.

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade, which were formerly included in European Operations, are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$82	$72	$248	$138

Income before income tax provision and minority interest	$12	$7	$31	$14
Income tax provision	(2)	(2)	(10)	(5)
Minority interests	(7)	(4)	(16)	(8)

Income from discontinued operations	$3	$1	$5	$1

The following table summarizes the assets and liabilities of GL Trade:

	September 30, 2008	December 31, 2007
Cash and equivalents	$58	$30
Accounts receivable, net	81	77
Goodwill	294	365
Other intangible assets, net	41	46
Other assets	72	41

Total assets	$546	$559

Accounts payable and accrued expenses	$86	$82
Deferred revenue	75	81
Short term debt	40	28
Long term debt	16	27
Deferred income taxes	31	37
Minority interests	67	55

Total liabilities	$315	$310

Note 5—Earnings and Dividends Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income
Continuing operations	$171	$257	$595	$486
Discontinued operations	3	1	5	1

Net income	$174	$258	$600	$487

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	266	265	266	227
Dilutive effect of: Employee stock options and restricted stock units	—	1	—	1

Weighted average shares used in diluted computation	266	266	266	228

Basic earnings per share:
Continuing operations	$0.65	$0.97	$2.24	$2.13
Discontinued operations	0.01	—	0.02	0.01

Basic earnings per share	$0.66	$0.97	$2.26	$2.14

Diluted earnings per share:
Continuing operations	$0.65	$0.97	$2.24	$2.12
Discontinued operations	0.01	—	0.02	0.01

Diluted earnings per share	$0.66	$0.97	$2.26	$2.13
Dividends per common share	$0.30	$0.25	$0.85	$0.50

As of September 30, 2008 and 2007, 2.9 million and 2.3 million restricted stock units, respectively, and options to purchase 0.7 million and 1.6 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2008, 1.5 million and 0.9 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, 0.3 million awards were excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive.

Note 6—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
	Three months ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$1	$1	$—	$—	$1	$1
Interest cost	11	11	1	1	3	3
Expected return on assets	(16)	(15)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	(1)	—
Plan amendment	—	4	—	—	—	—
Curtailment	—	(1)	—	—	—	—

Net periodic (benefit) cost	$(4)	$—	$1	$1	$3	$4

	Pension Plans		SERP Plans		Postretirement Benefit Plans
	Nine months ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost	$3	$2	$—	$1	$3	$3
Interest cost	33	30	3	3	9	9
Expected return on assets	(48)	(43)	—	—	—	2
Recognized net actuarial loss	—	4	—	—	(3)	—
Curtailment	—	(1)	1	—	7	(13)

Net periodic (benefit) cost	$(12)	$(8)	$4	$4	$16	$1

During the three and nine months ended September 30, 2008, NYSE Euronext contributed $3.5 million to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $1.5 million to the pension plans for the remainder of fiscal 2008.

Curtailment to the Plans

For the nine months ended September 30, 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the VRIP, on its US benefit plans. For the nine months ended September 30, 2007, NYSE Euronext recorded a $13 million curtailment gain as a result of the elimination of certain components of the OPEB plans.

Note 7—Fair Value of Financial Instruments

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

•

Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities in an active market that NYSE Euronext has the ability to access. Generally, equity and other securities listed in active markets and investments in publicly traded mutual funds with quoted market prices are reported in this category.

•

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

•

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in millions):

	Assets & liabilities measured at fair value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$99	$183	$—	$282
Other assets	44	—	—	44
Liabilities
Derivatives	—	3	—	3

The difference between the total financial assets and liabilities as of September 30, 2008 presented in the table above and the related amounts in the condensed consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost.

Note 8—Goodwill and Other Intangible Assets

The following table presents the details of the acquired intangible assets and goodwill by reportable segments as of September 30, 2008 (in millions):

	U.S. Operations			European Operations
	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
National securities exchange registrations	$527	$—	Indefinite	$5,326	$—	Indefinite
Customer relationships	54	6	10 to 20	789	59	7 to 20
Trade names and other	49	6	20	177	45	2 to 20

Other intangibles	$630	$12		$6,291	$104

Goodwill	$756			$4,456

For the three and nine months ended September 30, 2008, amortization expense for the intangible assets was approximately $16 million and $47 million, respectively. Change in goodwill primarily reflects foreign currency fluctuations and current business combinations (see Note 2).

The estimated future amortization expense (excluding the impact of future foreign exchange rate changes) of acquired purchased intangible assets as of September 30, 2008 was as follows (in millions):

Year ending December 31,
Remainder of 2008 (from October 1st through December 31st)	$13
2009	53
2010	53
2011	53
2012	53
Thereafter	728

Total	$953

Note 9—Commitments and Contingencies

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

At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. Based upon the final termination of any claims by Mr. Grasso against the NYSE, no additional payments were or will be made, and the above-referenced accrual was reversed and included in compensation in the condensed consolidated statements of income for the nine months ended September 30, 2008.

On August 20, 2008, the plaintiffs in the Sea Carriers matter (a matter related to In re NYSE Specialists Securities Litigation) voluntarily dismissed without prejudice that class action complaint, which asserted violations of federal antitrust and securities laws and common law in connection with the placing of market orders through NYSE’s SuperDOT order routing system.

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

Note 10—Income taxes

For the three and nine months ended September 30, 2008, NYSE Euronext’s effective tax rate is lower than statutory rate primarily due to foreign operations and the reorganization of certain of our businesses. The applicable tax rate was 29% for both the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2007, NYSE Euronext effective tax rate included a $55 million discrete deferred tax benefit related to an enacted reduction in corporate tax rate from 30% to 28% in the United Kingdom. The applicable tax rate for the three and nine months ended September 30, 2007 was 16% and 26%, respectively, due to this change.

Note 11—Related Party Transactions

AEMS

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in AEMS previously owned by Atos Origin (see Note 2). Prior to the acquisition, NYSE Euronext outsourced the information technology requirements of its European Operations, such as development and maintenance of information technology applications and use of resources and software to AEMS. AEMS provided information technology services to NYSE Euronext pursuant to a services agreement, dated July 2005, between it, Euronext and Atos Origin, which was entered into at the time of the formation of AEMS. Under separate service level agreements, NYSE Euronext also invoiced AEMS for the use of resources of NYSE Euronext.

FINRA

As part of the July 30, 2007 asset purchase agreement with FINRA, FINRA and NYSE Group have entered into service agreements with FINRA and its affiliates. Based on these service agreements, FINRA provides certain regulatory services to NYSE Group and its affiliates (see Note 2).

LCH.Clearnet

As of September 30, 2008, NYSE Euronext used the services of LCH.Clearnet for clearing transactions executed on its European cash markets and Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal).

On July 27, 2007, LCH.Clearnet redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares held by NYSE Euronext, and repurchased a portion of LCH.Clearnet ordinary shares held by NYSE Euronext for €399 million ($548 million). On June 11, 2008, LCH.Clearnet purchased an additional 6 million ordinary shares from NYSE Euronext for €62 million ($97 million). As of September 30, 2008, NYSE Euronext retains a 5% stake in LCH.Clearnet’s outstanding share capital and the right to appoint one director to LCH.Clearnet’s board of directors (see Note 13 regarding the LiffeClear arrangements).

The following table presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
AEMS(1)	$(10)	$(45)	$(91)	$(95)
FINRA	5	4	16	4
LCH.Clearnet	1	19	4	39

(1)	Through August 5, 2008.

Note 12—Other Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

Income (expenses)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$174	$258	$600	$487
Change in market value adjustments of available-for-sale securities	(40)	(2)	(91)	(2)
Employee benefit plan adjustments	(4)	—	(11)	1
Foreign currency translation adjustments	(1,028)	294	(617)	394

Total comprehensive (loss) income	$(898)	$550	$(119)	$880

Note 13—Subsequent Events

Subsequent to its October 1, 2008 acquisition of Amex (see Note 2), NYSE Euronext commenced its repurchase of up to $1 billion of its common stock. The plan was announced on March 18, 2008. NYSE Euronext plans to continue to repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable United States and European laws, regulations and approvals, strategic considerations, market conditions and other factors. As of November 10, 2008, NYSE Euronext had repurchased 7.7 million shares at an average price of $29.11 per share.

Also as previously disclosed on July 31, 2008, effective upon the Amex acquisition, the board of directors of NYSE Euronext approved the removal of the transfer restrictions on the remaining 41.8 million shares issued as part of the business combination transaction between New York Stock Exchange, Inc. and Archipelago Holdings, Inc., which was completed on March 7, 2006. Accordingly, on October 1, 2008, the transfer restrictions on these shares were released. These shares were previously restricted until March 2009.

In October 2008, NYSE Euronext received €161.6 million ($227.5 million) from the sale of its 40% ownership stake in GL Trade to SunGard (see Note 4).

On October 31, 2008, NYSE Euronext announced that its derivatives subsidiary, LIFFE Administration & Management (“LIFFE”), is to take full responsibility for clearing activities in its London market, subject to regulatory approval, with the target of beginning operations in the first quarter of 2009. To achieve this, LIFFE will become a self-clearing Recognised Investment Exchange and will outsource certain clearing functions to LCH.Clearnet Ltd. (“LCH.Clearnet”). LIFFE has entered into binding agreements with LCH.Clearnet to terminate its current clearing arrangements and to establish the new arrangements, known as “LiffeClear”. As part of the termination of its current clearing arrangements with LCH.Clearnet, NYSE Euronext will make a one-time €260 million (approximately $326 million) payment to LCH.Clearnet. It is expected that the transaction will have a positive impact on earnings from 2009.

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

Following the combination of the businesses of NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income. NYSE Euronext’s U.S. Operations consist of (i) obtaining new listings and servicing existing listings, (ii) providing access to trade execution in cash equities, options and futures, (iii) selling market data and related information and distributing market information to data subscribers, (iv) issuing trading permits, (v) providing data processing operations, (vi) providing regulatory services with respect to NYSE Euronext’s U.S. markets and (vii) providing trading technology, software and connectivity to end-users. NYSE Euronext’s European Operations consist of (i) providing access to trade execution in all cash products as well as a wide range of derivatives products, (ii) providing listing services, (iii) selling market data and related information, (iv) providing transaction settlement and for the safe-custody of physical securities in the European markets and (v) providing electronic trading solutions as well as software and connectivity to end-users. The results of operations and financial condition from NYSE Alternext will be included in the consolidated financial statements beginning October 1, 2008 (see Note 2 to the condensed consolidated financial statements). For a discussion of these segments, see Note 3 to the condensed consolidated financial statements.

As NYSE Euronext progresses towards the integration of these businesses, management will continue to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Its results have been and will continue to be affected by many factors, including the level of trading activity in its markets, which during any period is significantly influenced by general market conditions, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, legislative and regulatory changes, and competition, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues. For example, while total trading volumes have been increasing, the growth of our trading and market data revenues could be adversely impacted if we are unsuccessful in attracting additional volumes. The maintenance and growth of our revenues could also be impacted if we face intense pressure on pricing.

As previously mentioned, our business is sensitive to market conditions. Equity market indices declined from a year ago and since the end of the first quarter, all indices have continued to decline. Lower levels of economic activity and uncertainty regarding the capital markets may result in a decline in trading volume and deterioration of the economic welfare of our listed companies, which may adversely affect our revenues and future growth. Declines in volumes may impact our market share or pricing structures.

The quarter brought turmoil in the general economy and upheaval in the credit markets. These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a prolonged recession in the world economy. Securities and banking regulators have also been active in establishing temporary rules and regulations to respond to this crisis. Some of these actions have resulted in temporary or, in some cases, permanent, restrictions on certain types of securities transactions, most notably short sales of equity securities of certain financial institutions.

Dislocation in the credit markets has led to increased liquidity risk. While we have not experienced reductions in our borrowing capacity, lenders in general have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should lenders continue to take additional similar actions, the cost of conducting our business may increase and our ability to implement our business initiatives could be limited.

We expect that all of these factors may have an impact on our businesses. The welfare of our listed companies and our trading community is directly impacted by the economic environment in general as well as all the actions taken by the U.S. and foreign governments. Additionally, any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment and recession concerns, as well as the general state of the U.S. and world economies.

Operating Data

The following tables present selected operating data for the periods presented.

NYSE Euronext

Selected Statistical Data:

Volume Summary - Cash Products

	Average Daily Volume			Total Volume			Total Volume
(Unaudited)	Q3 ‘08	Q3 ‘07	% Chg	Q3 ‘08	Q3 ‘07	% Chg	YTD 2008	% Chg vs. YTD 2007
Number of Trading Days - European Markets	66	65	—	66	65	—	192	—
Number of Trading Days - U.S. Markets	64	63	—	64	63	—	189	—
European Cash Products (trades in thousands)	1,552	1,341	15.7%	102,421	87,177	17.5%	293,235	24.3%
Equities	1,502	1,287	16.7%	99,146	83,653	18.5%	283,250	25.4%
Exchange-Traded Funds	8	7	20.0%	526	431	21.9%	1,496	37.3%
Structured Products	37	42	-11.1%	2,451	2,715	-9.7%	7,489	-1.6%
Bonds	5	6	-22.2%	298	378	-21.0%	1,000	-20.3%
U.S. Cash Products (shares in millions)	3,622	3,101	16.8%	231,803	195,358	18.7%	632,836	17.0%
NYSE Listed Issues [1]
NYSE Group Handled Volume [2]	2,659	2,420	9.9%	170,167	152,451	11.6%	469,306	11.9%
NYSE Group Matched Volume [3]	2,395	2,219	7.9%	153,289	139,784	9.7%	423,333	8.5%
NYSE Group TRF Volume [4]	416	90	359.9%	26,595	5,693	367.2%	55,983	729.0%
Total NYSE Listed Consolidated Volume	5,633	3,729	51.1%	360,498	234,927	53.5%	905,642	45.7%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	47.2%	64.9%	-17.7%	47.2%	64.9%	-17.7%	51.8%	-15.6%
Matched Volume [3]	42.5%	59.5%	-17.0%	42.5%	59.5%	-17.0%	46.7%	-16.0%
TRF Volume [4]	7.4%	2.4%	5.0%	7.4%	2.4%	5.0%	6.2%	5.1%
NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume [2]	508	267	90.5%	32,495	16,790	93.5%	77,835	104.9%
NYSE Group Matched Volume [3]	445	231	92.9%	28,498	14,542	96.0%	67,670	106.2%
NYSE Group TRF Volume [4]	223	32	587.2%	14,283	2,046	598.1%	27,179	912.6%
Total NYSE Arca & Amex Listed Consolidated Volume	1,609	704	128.4%	102,988	44,381	132.1%	237,723	137.4%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	31.6%	37.8%	-6.2%	31.6%	37.8%	-6.2%	32.7%	-5.2%
Matched Volume [3]	27.7%	32.8%	-5.1%	27.7%	32.8%	-5.1%	28.5%	-4.3%
TRF Volume [4]	13.9%	4.6%	9.3%	13.9%	4.6%	9.3%	11.4%	8.8%
Nasdaq Listed Issues
NYSE Group Handled Volume [2]	455	415	9.8%	29,141	26,117	11.6%	85,696	2.5%
NYSE Group Matched Volume [3]	387	338	14.5%	24,747	21,270	16.3%	71,772	5.1%
NYSE Group TRF Volume [4]	249	155	60.8%	15,938	9,755	63.4%	41,536	162.3%
Total Nasdaq Listed Consolidated Volume	2,261	2,183	3.6%	144,705	137,525	5.2%	428,240	5.4%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	20.1%	19.0%	1.1%	20.1%	19.0%	1.1%	20.0%	-0.6%
Matched Volume [3]	17.1%	15.5%	1.6%	17.1%	15.5%	1.6%	16.8%	0.0%
TRF Volume [4]	11.0%	7.1%	3.9%	11.0%	7.1%	3.9%	9.7%	5.8%
Exchange-Traded Funds [1,5]
NYSE Group Handled Volume [2]	539	354	52.2%	34,473	22,302	54.6%	82,759	62.1%
NYSE Group Matched Volume [3]	474	315	50.3%	30,338	19,866	52.7%	72,391	58.8%
NYSE Group TRF Volume [4]	246	45	444.2%	15,776	2,854	452.8%	30,138	678.1%
Total ETF Consolidated Volume	1,699	862	97.2%	108,732	54,277	100.3%	250,137	107.6%
NYSE Group Share of Total Consolidated Volume
Handled Volume [2]	31.7%	41.1%	-9.4%	31.7%	41.1%	-9.4%	33.1%	-9.3%
Matched Volume [3]	27.9%	36.6%	-8.7%	27.9%	36.6%	-8.7%	28.9%	-8.9%
TRF Volume [4]	14.5%	5.3%	9.2%	14.5%	5.3%	9.2%	12.0%	8.8%

Please refer to footnotes on the following page.

NYSE Euronext

Selected Statistical Data:

Volume Summary - Derivatives Products

	Average Daily Volume			Total Volume			Total Volume
(Unaudited; contracts in thousands)	Q3 ‘08	Q3 ‘07	% Chg	Q3 ‘08	Q3 ‘07	% Chg	YTD 2008	% Chg vs. YTD 2007
Number of Trading Days - European Markets	66	65	—	66	65	—	192	—
Number of Trading Days - U.S. Markets	64	63	—	64	63	—	189	—
European Derivatives Products	3,756	4,187	-10.3%	247,864	272,185	-8.9%	813,622	12.3%
Total Interest Rate Products	1,920	2,471	-22.3%	126,723	160,613	-21.1%	443,738	11.2%
Short Term Interest Rate Products	1,816	2,357	-22.9%	119,855	153,187	-21.8%	423,361	12.4%
Medium and Long Term Interest Rate Products	104	114	-8.9%	6,868	7,426	-7.5%	20,377	-8.4%
Total Equity Products [6]	1,786	1,665	7.3%	117,861	108,196	8.9%	359,465	13.7%
Total Individual Equity Products	1,116	1,008	10.7%	73,657	65,520	12.4%	234,432	17.5%
Total Equity Index Products	670	657	2.0%	44,203	42,676	3.6%	125,033	7.2%
of which Bclear	637	374	70.1%	42,014	24,330	72.7%	145,208	61.7%
Individual Equity Products	519	298	74.3%	34,241	19,350	77.0%	124,880	65.7%
Equity Index Products	118	77	53.7%	7,773	4,979	56.1%	20,328	41.0%
Commodity Products	50	52	-4.3%	3,281	3,375	-2.8%	10,418	11.8%
U.S. Derivatives Products - Equity Options [7]
NYSE Arca Options Contracts	1,763	1,281	37.6%	112,836	80,733	39.8%	328,292	48.9%
Total Consolidated Options Contracts	14,388	10,872	32.3%	920,824	684,924	34.4%	2,521,133	38.3%
NYSE Group Share of Total	12.3%	11.8%		12.3%	11.8%		13.0%	0.9%

[1]	Includes all volume executed in NYSE Group crossing sessions.

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

NYSE Euronext

Selected Statistical Data:

Other Operating Statistics

	Three Months Ended
(Unaudited)	September 30, 2008	June 30, 2008	September 30, 2007
NYSE Euronext Listed Issuers
NYSE Listed Issuers
NYSE listed issuers[1]	2,494	2,517	2,706
Number of new issuer listings[1]	66	94	54
Capital raised in connection with new listings ($mm)[2]	$298	$4,171	$8,393
Euronext Listed Issuers
Euronext listed issuers[1]	1,126	1,133	1,186
Number of new issuer listings[3]	25	20	37
Capital raised in connection with new listings ($mm)[2]	$392	$2,540	$2,709
NYSE Euronext Market Data[4]
NYSE Market Data
Share of Tape A revenues (%)	48.7%	51.6%	63.3%
Share of Tape B revenues (%)	31.3%	32.4%	32.7%
Share of Tape C revenues (%)	20.6%	20.2%	20.3%
Professional subscribers (Tape A)	447,627	454,536	445,606
Euronext Market Data
Number of terminals	277,376	221,330	216,654
NYSE Euronext Operating Expenses
NYSE Euronext employee headcount[5]
NYSE Euronext headcount excluding GL Trade	3,505	3,542	3,643
GL Trade headcount	1,461	1,451	1,409
NYSE Euronext Financial Statistics
NYSE Euronext foreign exchange rates
Average €/US$ exchange rate for the quarter	$1.503	$1.563	$1.375
Average GBP/US$ exchange rate for the quarter	$1.893	$1.972	$2.022

[1]

Figures for NYSE listed issuers include listed operating companies, closed-end funds, and do not include NYSE Arca, Inc. or structured products listed on the NYSE. There were 383 ETFs and 17 operating companies exclusively listed on NYSE Arca, Inc. as of September 30, 2008. There were 521 structured products listed on the NYSE as of September 30, 2008. Figures for Euronext present the operating companies listed on Euronext, and do not include closed-end funds, ETFs and structured product (warrants and certificates). At the end of September 30, 125 companies were listed on Alternext, 308 on Free Market and 369 ETFs were listed on NextTrack.

[2]

Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, Alternext, Free Market and close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of USD by operating companies listed on NYSE and Arca exchanges and do not include closed-end funds, ETFs and structured products.

[3]	Euronext figures include operating companies listed on Euronext, Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).

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

[5]

NYSE Euronext owned approximately 40% of the common equity of GL Trade, which is listed separately on Euronext by Euronext in Paris. The operations of GL Trade are reflected as discontinued operations for NYSE Euronext (see note 4 to the condensed consolidated financial statements). NYSE Euronext headcount includes both the employees of Wombat and AEMS for all periods presented. NYSE Euronext headcount, as of June 30, 2008, excludes 75 employees who left June 30 as part of the voluntary resignation program initiated during 2008.

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

Cash Trading

The NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2007 and 2008 allowed further alignment of transaction revenue with executed volume.

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

Revenue from cash trading in any given period depends primarily on the number of shares traded on NYSE and NYSE Arca, the number of trades executed on Euronext, and the fees charged for execution. The level of trading activity in any period is significantly influenced by a number of factors discussed above under “—Factors Affecting Our Results”. NYSE Euronext’s cash trading pricing structures continue to be examined closely as part of a broad strategic review of NYSE Euronext’s opportunities for revenue growth and efficiency improvement. As a result, we have and may continue to periodically modify our trading pricing structures. NYSE Euronext seeks to better capture value for the services it renders by aligning more closely transaction revenue with executed volume, product expansion and new product development. For example, effective October 1, 2008, we began offering a global pricing rebate to our European customers who exceed certain volume thresholds on each of our Euronext, NYSE and NYSE Arca trading platforms. Transaction fees that NYSE Euronext earns in the future also continue to depend on the effect of certain regulations and rule changes, such as MiFID, which have the potential to impact the competitive environment in which NYSE Euronext operates.

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for the (i) execution of trades of derivatives contracts on Euronext’s derivatives markets in Paris, London, Amsterdam, Brussels and Lisbon and (ii) execution of options contracts traded on NYSE Arca. In some cases, these fees are subject to caps.

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

There are two types of fees applicable to companies listed on the NYSE and NYSE Arca – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE or NYSE Arca. Original listing fees, however, are not applicable to companies that transfer to the NYSE or NYSE Arca from another listing venue. Fees based on other corporate-related actions are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed on the NYSE or NYSE Arca, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

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

Listing fees for Euronext’s subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in IPOs and tender offers. Revenues from annual listing fees relate primarily to the number of shares outstanding.

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

Market Data

NYSE Euronext generates market data fees from NYSE Group and Euronext.

NYSE Group collects market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. NYSE Group also receives a share of the revenues from “Tape B”, which represents data related to trading of certain securities that are listed on NYSE Arca, NYSE Alternext, other regional exchanges and “Tape C”, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, NYSE Group receives fees for the display of data on television and for vendor access. NYSE Group proprietary products make market data available to subscribers covering activity that takes place solely on the NYSE and NYSE Arca’s markets, independent of activity on other markets. NYSE Group proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

In June 2008, the SEC approved a pilot program set to expire on December 31, 2008 for a new data product, NYSE Realtime Reference Prices, which allows media and Internet organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com are now displaying NYSE Realtime stock prices on their respective websites.

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

Software and Technology Services

NYSE Euronext derives software and technology services revenues principally from the sale of software and technology by NYSE Euronext Advanced Trading Solutions, which includes NYSE TransactTools and Wombat, and following the completion of the AEMS transaction on August 5, 2008, the third-party exchange business of AEMS.

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

Wombat revenues are earned primarily from software license contracts and maintenance agreements. Wombat provides software which allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreements revenues are recognized monthly over the life of the maintenance term subsequent to acceptance.

Regulatory

The principal regulatory fees charged to member organizations of the NYSE and NYSE Arca include (i) a regulatory fee based on Gross Focus revenues charged to NYSE member organizations (specifically $0.105 per $1,000 of Gross Focus (Financial and Operational Combined Uniform Single Report) revenues generated by member broker-dealers, which are reported on a six-month lag basis) and (ii) a fee based on the number of registered representatives charged to NYSE Arca member organizations.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment” above.

Liquidity Payments

To enhance the liquidity and promote use of its systems, NYSE Euronext provides liquidity payments on the NYSE, NYSE Arca (equities platform), NYSE Arca, Inc. (options platform) and Liffe (LIFFE CONNECT ® and Bclear platforms).

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

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable either to the merger between the NYSE and Archipelago or the NYSE Group/Euronext business combination transaction and other cost reduction initiatives related to these transactions.

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

Systems and communications expense also includes fees paid to third-party providers of networks and information technology resources, including fees for consulting, research and development services, software rental costs and licenses, hardware rental and related fees paid to third-party maintenance providers. Until the August 5, 2008 acquisition of the 50% stake in AEMS we did not already own, such expenses for Euronext consisted primarily of fees charged by AEMS for information technology services relating to the operation and maintenance of Euronext’s cash and derivatives trading platforms, including license fees relating to NSC and LIFFE CONNECT ®. Following the acquisition of AEMS, we have insourced our technology and the results of AEMS have been consolidated in our results of operations. . As such, the reduction in systems and communications expense will be offset by increases in other components of expenses (including compensation, professional services and occupancy costs) in future periods.

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

Results of Operations

For the three and nine months ended September 30, 2008, the results of operations of NYSE Euronext included the results of both NYSE Group and Euronext for the full period. For the same periods a year ago, the results of operations of NYSE Euronext included the results of NYSE Group for the full period and the results of operations of Euronext since April 4, 2007, the date that the combination of NYSE Group and Euronext was consummated.

Three Months Ended September 30, 2008 Versus Three Months Ended September 30, 2007

The following table sets forth NYSE Euronext’s condensed consolidated statements of income for the three months ended September 30, 2008 and 2007, as well as the percentage increase or decrease for each consolidated statement of income item for the three months ended September 30, 2008, as compared to such item for the three months ended September 30, 2007.

	Three months ended September 30,		Percent Increase
(Dollars in Millions)	2008	2007	(Decrease)
Revenues
Activity assessment	$46	$131	(65)%
Cash trading	634	466	36%
Derivatives trading	229	243	(6)%
Listing	98	96	2%
Market data	112	101	11%
Software and technology services	47	24	96%
Regulatory	8	29	(72)%
Other	31	36	(14)%

Total revenues	1,205	1,126	7%
Section 31 fees	(46)	(131)	(65)%
Liquidity payments	(358)	(211)	70%
Routing and clearing	(77)	(64)	20%
Merger expenses and exit costs	(30)	(22)	36%
Compensation	(168)	(166)	1%
Systems and communications	(66)	(77)	(14)%
Professional services	(44)	(27)	63%
Depreciation and amortization	(65)	(66)	(2)%
Occupancy	(37)	(31)	19%
Marketing and other	(48)	(50)	(4)%
Regulatory fine income	1	10	(90)%

Operating income from continuing operations	267	291	(8)%
Interest expense	(42)	(46)	9%
Investment income	11	25	(56)%
Gain on sale of equity investment	—	32	(100)%
Income from associates	(1)	6	(116)%
Other income	6	5	20%

Income from continuing operations before income tax provision and minority interest	241	313	(23)%
Income tax provision	(70)	(50)	40%
Minority interest	—	(6)	(100)%

Income from continuing operations	$171	$257	(33)%

Highlights

For the three months ended September 30, 2008, NYSE Euronext reported revenues (excluding activity assessment fees), operating income from continuing operations and net income from continuing operations of $1,159 million, $267 million and $171 million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and income from continuing operations of $995 million, $291 million and $257 million, respectively, for the three months ended September 30, 2007.

The $164 million increase in revenues (excluding activity assessment fees), $24 million decrease in operating income from continuing operations and $86 million decrease in income from continuing operations for the period reflect the following principal factors:

Increased revenues – The period-over-period increase of $164 million was primarily due to (i) a 17.5% and 18.7% increase in trading volumes on the European and U.S. cash markets, respectively, (ii) price changes on the U.S. cash markets platform, and (iii) the effect of foreign currency translation, partially offset by the loss of certain U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007. Higher trading volumes also contributed to increased liquidity payments and routing and clearing expenses, which partially offset increased revenues for the period.

Decreased operating income from continuing operations – The period-over-period decrease in operating income from continuing operations of $24 million was the result of (i) additional liquidity payments and routing and clearing expenses on higher trading volumes, (ii) incremental merger expenses and exit costs as we continue to integrate our businesses, (iii) decreased regulatory fine income, partially offset by (iv) the effect of foreign currency translation.

Decrease in income from continuing operations – Period-over-period, income from continuing operations decreased $86 million, due to decreased operating income ($24 million) and the fact that the results of operations for the quarter ended September 30, 2007 included (i) a $32 million gain on the sale of the member firm regulatory functions of NYSE Regulation to FINRA, and (ii) a $55 million deferred tax benefit related to an enacted reduction of the UK corporate tax rate from 30% to 28%.

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see Note 3 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Three months ended
	September 30, 2008			September 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$46	$—	$46	$131	$—	$131
Cash trading	473	161	634	323	143	466
Derivatives trading	39	190	229	21	222	243
Listing	90	8	98	91	5	96
Market data	52	60	112	52	49	101
Other	64	22	86	77	12	89

Total revenues	$764	$441	$1,205	$695	$431	$1,126

Cash trading. For the three months ended September 30, 2008, U.S. Operations contributed $473 million to NYSE Euronext’s cash trading revenues, a $150 million increase as compared to three months ended September 30, 2007. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and price changes on the NYSE trading platform. European Operations contributed $161 million in cash trading revenues, an $18 million increase as compared to the three months ended September 30, 2007. The primary drivers for this increase were increased trading volumes and introduction of new products and positive effect of foreign currency translation. Offsetting these increases were price reductions due to the implementation of Pack Epsilon and other pricing changes.

Derivatives trading. Derivatives trading revenues decreased by $14 million to $229 million, primarily due to reduced European trading volume of 8.9% as compared to the same period a year ago. While we experienced an increase in trading volume in our individual equity and equity index products, trading volume in our short-term interest rate products declined 21.8%.

Listing. For the three months ended September 30, 2008, listing fees remained relatively unchanged from the comparable period a year ago.

Market data. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, market data revenue increased $11 million to $112 million primarily due to a 28% increase in the number of market data terminals in our European Operations.

Other. For the three months ended September 30, 2008, other revenues decreased $3 million, to $86 million. European Operations’ other revenue increased $10 million primarily due to the impact of the operations of AEMS, which were acquired on August 5, 2008, and favorable foreign currency exchange rates. More than offsetting the increase in Europe was a decrease of $13 million in U.S. Operations’ other revenue due to (i) the loss of certain U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007, and (ii) continued attrition in population of NYSE’s trading floor. U.S. Operations was positively impacted by the recent acquisition of Wombat, which generated $9 million of revenue for the three months ended September 30, 2008.

Expenses

	Three months ended
	September 30, 2008				September 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(46)	$—	$—	$(46)	$(131)	$—	$—	$(131)
Liquidity payments	(324)	(34)	—	(358)	(166)	(45)	—	(211)
Routing and clearing	(77)	—	—	(77)	(64)	—	—	(64)
Other operating expenses	(239)	(211)	(8)	(458)	(248)	(182)	(9)	(439)
Regulatory fine income	1	—	—	1	10	—	—	10

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca. The decrease in Section 31 fees for the three months ended September 30, 2008 was due to a 63% decline in the SEC rate collected and subsequently paid as compared to the same period a year ago.

Liquidity Payments

For the three months ended September 30, 2008, liquidity payments were $358 million, an increase of $147 million compared to the three months ended September 30, 2007. This increase reflects (i) increased handled trading volume on NYSE Arca platforms and (ii) the impact of increased fees implemented during the fourth quarter of 2007 and throughout 2008 as part of pricing structure modifications, partially offset by (iii) decreased trading volume on the Euronext derivatives platform.

Routing and Clearing

For the three months ended September 30, 2008, routing and clearing fees were $77 million, an increase of $13 million compared to the three months ended September 30, 2007. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the three months ended September 30, 2008, NYSE Euronext incurred $30 million in merger expenses and exit costs consisting of (i) approximately $24 million in severance and related benefits provided in connection with workforce reductions, (ii) approximately $3 million of accelerated amortization on certain software and other equipment’s useful lives, and (iii) approximately $3 million in professional and other fees incurred in connection with business acquisitions.

Compensation. For the three months ended September 30, 2008, compensation was $168 million, an increase of $2 million, or 1%, compared to the three months ended September 30, 2007. This increase reflects (and their corresponding contributions were) (i) additional costs associated with broadening our product and service portfolios, including the acquisitions of Wombat and AEMS, as well as the creation of NYSE Liffe (approximately $17 million in the aggregate), and (ii) impact of foreign currency (approximately $4 million), despite, (iii) savings from the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007 (approximately $7 million) and (iv) other cost containment initiatives (approximately $11 million).

Systems and communications. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, systems and communications expenses decreased $11 million, or 14%, primarily due to (and their corresponding contributions were) (i) expense reduction initiatives (approximately $16 million) despite (ii) increased investments in capacity and network lines in the U.S. as well as developments in European cash and derivatives trading systems (approximately $5 million).

Professional Services. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, professional services expenses increased $17 million, or 63%, due to the impact of the operations of AEMS, which had been acquired on August 5, 2008.

Depreciation and amortization. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, depreciation and amortization expense remained relatively unchanged.

Occupancy. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, occupancy increased $6 million, or 19%, primarily due to the impact of the operations of AEMS, which had been acquired on August 5, 2008.

Marketing and other. For the three months ended September 30, 2008 compared to the three months ended September 30, 2007, marketing and other expenses remained relatively unchanged.

Regulatory Fine Income

Regulatory fine income has decreased relative to the prior period and is expected to continue to do so in future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Interest expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as debt incurred as part of subsequent transactions. (See “Liquidity and Capital Resources – Liquid Funds and Financial Indebtedness.”)

Investment income

The decrease in the average balance of cash and investments, fluctuation of interest rates and currency rates and general market conditions were the primary drivers of the $14 million decrease in investment income.

Gain on Sale of Equity Investment

For the three months ended September 30, 2007, NYSE Euronext recorded a $32 million gain on the sale of member firm regulatory functions of NYSE Regulation to FINRA.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, primarily AEMS up until the August 5, 2008 acquisition of the 50% stake previously owned by Atos Origin. Subsequent to this transaction, the results of AEMS have been fully consolidated in our results of operations.

Other Income

For the three months ended September 30, 2008, other income of $6 million primarily reflected foreign exchange and other one-time gains.

Minority Interest

For the three months ended September 30, 2007, NYSE Euronext recorded minority interest of $6 million primarily representing 2.32% of the Euronext N.V. income. Subsequent to the statutory buy-out of the remaining minority Euronext shareholders and the classification of GL Trade as discontinued operations, NYSE Euronext did not record any material minority interest.

Income Taxes

        For the three months ended September 30, 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 29%. For the three months ended September 30, 2008, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of our businesses. For the three months ended September 30, 2007, NYSE Euronext provided for income taxes at 31% annual effective tax rate. Including a $55 million discrete deferred tax benefit related to an enacted reduction in corporate tax rate from 30% to 28% in the United Kingdom, the applicable tax rate for the three months ended September 30, 2007 was 16%.

Nine months Ended September 30, 2008 Versus Nine months Ended September 30, 2007

The following table sets forth NYSE Euronext’s condensed consolidated statements of income for the nine months ended September 30, 2008 and 2007, as well as the percentage increase or decrease for each consolidated statement of income item for the nine months ended September 30, 2008, as compared to such item for the nine months ended September 30, 2007.

(Dollars in Millions)	Nine months ended September 30,		Percent Increase (Decrease)
	2008	2007
Revenues
Activity assessment	$189	$432	(56)%
Cash trading	1,708	1,103	55%
Derivatives trading	729	441	65%
Listing	294	285	3%
Market data	321	270	19%
Software and technology services	107	74	45%
Regulatory	36	136	(74)%
Other	102	100	2%

Total revenues	3,486	2,841	23%
Section 31 fees	(189)	(432)	(56)%
Liquidity payments	(887)	(510)	74%
Routing and clearing	(211)	(164)	29%
Merger expenses and exit costs	(83)	(49)	69%
Compensation	(480)	(443)	8%
Systems and communications	(237)	(180)	32%
Professional services	(106)	(75)	41%
Depreciation and amortization	(181)	(168)	8%
Occupancy	(96)	(83)	16%
Marketing and other	(133)	(117)	14%
Regulatory fine income	3	19	(84)%

Operating income from continuing operations	886	639	39%
Interest expense	(114)	(91)	25%
Investment income	42	57	(26)%
Gain on sale of equity investment	2	34	(94)%
Income from associates	—	9	(100)%
Other income	28	18	56%

Income before income tax provision and minority interest	844	666	27%
Income tax provision	(244)	(172)	42%
Minority interest	(5)	(8)	(38)%

Income from continuing operations	$595	$486	22%

Highlights

For the nine months ended September 30, 2008, NYSE Euronext reported revenues (excluding activity assessment fees), operating income from continuing operations and net income from continuing operations of $3,297 million, $886 million and $595 million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and income from continuing operations of $2,409 million, $639 million and $486 million, respectively, for the nine months ended September 30, 2007.

The $888 million increase in revenues (excluding activity assessment fees), $247 million increase in operating income and $109 million increase in income from continuing operations for the period reflect primarily the inclusion of Euronext’s results of operations for the full nine-month period in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext. Higher trading volumes also contributed to increased revenues. Increased liquidity payments and routing and clearing fees partially offset increased revenues for the period.

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see Note 3 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Nine months ended
	September 30, 2008			September 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
Activity assessment	$189	$—	$189	$432	—	$432
Cash trading	1,222	486	1,708	841	262	1,103
Derivatives trading	108	621	729	50	391	441
Listing	269	25	294	271	14	285
Market data	156	165	321	173	97	270
Other	192	53	245	286	24	310

Total revenues	$2,136	$1,350	$3,486	$2,053	$788	$2,841

Cash trading. For the nine months ended September 30, 2008, U.S. Operations contributed $1,222 million to NYSE Euronext’s cash trading revenues, a $381 million increase as compared to the nine months ended September 30, 2007. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and pricing changes on the NYSE and NYSE Arca trading platforms. European Operations contributed $486 million in cash trading revenues as a result of the inclusion of Euronext for the full nine-month period in 2008.

Derivatives trading. Derivatives trading revenues increased by $288 million to $729 million, primarily reflecting the inclusion of Euronext’s results for the full nine-month period in 2008, market volatility resulting in increased trading volumes both in the U.S. and in Europe, and an increase in options volume traded on NYSE Arca platform.

Listing. For the nine months ended September 30, 2008, listing fees were $294 million, an increase of $9 million from the comparable period a year ago, primarily due to the inclusion of Euronext for the full nine-month period in 2008.

Market data. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, market data revenue increased $51 million primarily due to the inclusion of European Operations for the full nine-month period in 2008. Market data revenues within U.S. Operations were $156 million, a decrease of $17 million from the comparable period a year ago, reflecting a decline in our market share of trading in Tape A securities.

Other. For the nine months ended September 30, 2008, other revenues decreased $65 million, or 21%, to $245 million. Offsetting the inclusion of European Operations for the full nine-month period in 2008 was a decrease of $94 million due to the loss of certain U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007 and continued attrition in population of NYSE’s trading floor.

Expenses

	Nine months ended
	September 30, 2008				September 30, 2007
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(189)	$—	$—	$(189)	$(432)	$—	$—	$(432)
Liquidity payments	(767)	(120)	—	(887)	(438)	(72)	—	(510)
Routing and clearing	(211)	—	—	(211)	(164)	—	—	(164)
Other operating expenses	(689)	(592)	(35)	(1,316)	(737)	(356)	(22)	(1,115)
Regulatory fine income	3	—	—	3	19	—	—	19

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca. The decrease in Section 31 fees for the nine months ended September 30, 2008 was due a 63% decline in the SEC rate collected and subsequently paid as compared to the same period a year ago.

Liquidity Payments

For the nine months ended September 30, 2008, liquidity payments were $887 million, an increase of $377 million compared to the nine months ended September 30, 2007. In addition to the contribution of European Operations for the full nine-month period in 2008 (a $48 million increase compared to the same period a year ago), the increase in U.S. Operations reflects (i) increased handled trading volume on NYSE Arca platforms, including the implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated option contracts in penny increments, which resulted in increased trading volumes, and (ii) pricing and rebate changes implemented during the fourth quarter 2007 and throughout 2008.

Routing and Clearing

For the nine months ended September 30, 2008, routing and clearing fees were $211 million, an increase of $47 million compared to the nine months ended September 30, 2007. This increase is primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Other Operating Expenses

The components of Other Operating Expenses are merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger expenses and exit costs. For the nine months ended September 30, 2008, NYSE Euronext incurred $83 million in merger expenses and exit costs consisting of (i) approximately $69 million in severance and related benefits provided in connection with workforce reductions, (ii) approximately $10 million of accelerated amortization on certain software and other equipment’s useful lives, and (iii) approximately $4 million in professional and other fees incurred in connection with business acquisitions.

Compensation. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, compensation increased $37 million, or 8%, reflecting primarily the inclusion of Euronext’s results for the full nine-month period in 2008. In addition, for the nine months ended September 30, 2007, our U.S. Operations recorded a $13 million curtailment gain resulting from the elimination of certain post retirement benefits. There was no such gain in the 2008 period. Partially offsetting this increase was a decrease in U.S. Operations’ compensation related to staff reductions, including the 427 employees transferred to FINRA in July 2007 and the reversal of a $36 million accrual relating to certain litigation between a former Chairman & CEO and the NYSE, which was finally terminated on July 31, 2008.

Systems and communications. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, systems and communications expenses increased $57 million, or 32%, primarily due to the results of Euronext and increased spending on U.S. Operations to increase system capacity.

Professional Services. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, professional services expenses increased $31 million, or 41%. European Operations, reflecting the results of Euronext for the full nine-month period in 2008, contributed to this increase, partially offset by reduced legal fees and consulting services.

Depreciation and amortization. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, depreciation and amortization expense increased $13 million, or 8%. European Operations, reflecting the results of Euronext for the full nine-month period in 2008, was the principal driver for the increase.

Occupancy. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, occupancy increased $13 million, or 16%, primarily reflecting the results of Euronext for the full nine-month period in 2008. In the U.S., occupancy costs decreased reflecting cost containment initiatives.

Marketing and other. For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, marketing and other expenses increased $16 million, or 14%, primarily reflecting the results of Euronext for the full nine-month period in 2008.

Regulatory Fine Income

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, regulatory fine income decreased $16 million to $3 million. Regulatory fines result from actions taken by NYSE Regulation, Inc. in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. Regulatory fine income, which decreased relative to the same period a year ago, is expected to do so in the future periods as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Interest expense

The significant increase in interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Investment income

The decrease in the average balance of cash and investments, fluctuation of interest rates and currency rates and general market conditions were the primary drivers of the $15 million decrease in investment income.

Gain on Sale of Equity Investment

For the nine months ended September 30, 2008, NYSE Euronext recorded a $2 million gain on the sale of Powernext (formerly an equity method investment). For the nine months ended September 30, 2007, gain on sale of equity investment was $34 million primarily reflecting the sale of the member firm regulatory functions of NYSE Regulation to FINRA.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, primarily AEMS up until the August 5, 2008 acquisition of the 50% stake previously owned by Atos Origin. Subsequent to the acquisition the results of AEMS have been fully consolidated in our results of operations.

Other Income

For the nine months ended September 30, 2008, other income of $28 million primarily reflected foreign exchange and other one-time gains.

Minority Interest

For the nine months ended September 30, 2008, NYSE Euronext recorded minority interest of $5 million primarily representing 2.32% of the Euronext N.V. income for the period from January 1, 2008 to May 20, 2008 (the effective date of the statutory buy-out of the remaining minority Euronext shareholders).

Income Taxes

For the nine months ended September 30, 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 29%. For the nine months ended September 30, 2008, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of our businesses. For the nine months ended September 30, 2007, NYSE Euronext provided for income taxes at a 34% annual effective rate which reflects foreign earnings taxed at lower rates. Including a discrete deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom, the applicable tax rate for the nine months ended September 30, 2007 was 26%.

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

Cash flows from operating activities

For the nine months ended September 30, 2008, net cash provided by continuing operating activities was $401 million, representing net income of $600 million, depreciation and amortization of $191 million and an increase in deferred revenues of $149 million, partially offset by a increase in accounts receivable of $315 million, and an increase in other assets of $176 million. Capital expenditures for the nine months ended September 30, 2008 were $243 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of September 30, 2008, NYSE Euronext did not have significant restricted cash balances.

Liquid funds and financial indebtedness

As of September 30, 2008, NYSE Euronext had approximately $3.2 billion in debt outstanding and $1.1 billion of liquid funds (calculated as described below), resulting in $2.1 billion in net indebtedness. We define net indebtedness as outstanding debt less liquid funds. We define liquid funds as current assets readily convertible into cash (cash and cash equivalents, current investments and securities purchased under agreements to resell) less cash held for payment of Section 31 fees to the SEC.

Liquid funds and net indebtedness were as follows (in millions):

	September 30, 2008	December 31, 2007
Cash and cash equivalents	$682	$934
Current investments	470	557
Securities purchased under agreements to resell	1	9
Section 31 fees payable	(40)	(169)

Liquid funds	1,113	1,331

Short term debt	1,402	2,164
Long term debt	1,800	494

Total debt	3,202	2,658

Net indebtedness	$2,089	$1,327

Liquid funds are managed as a global treasury portfolio of cash equivalents and investments into non-speculative financial instruments, readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

As of September 30, 2008, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of September 30, 2008	Maturity
Commercial paper issued under the global commercial paper program	$696	From October 1, 2008 until October 29, 2008
Bond in sterling	£250($445)	June 16, 2009
4.8% bond in US dollar	$750	September 30, 2013
5.375% bond in Euro	€750($1,056)	September 30, 2015
Bank overdraft	$226

The £250 million ($445 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. As of September 30, 2008, taking into account this swap, the effective interest rate on the bonds was 6.0%. The bonds mature in June 2009 and do not provide for early redemption.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of September 30, 2008, NYSE Euronext had $0.7 billion of debt outstanding at an average interest rate of 3.8% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

On April 4, 2007, NYSE Euronext entered into a $3.0 billion syndicated revolving bank facility primarily used as a backstop for the global commercial paper program. This facility is also available for general corporate purposes and included a $1.0 billion 364-day tranche that matured on April 2, 2008 and a $2.0 billion 5-year tranche maturing on April 4, 2012. On April 2, 2008, the $1.0 billion tranche was refinanced by a $1.0 billion 364-day facility maturing on April 1, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

On August 4, 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($422 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of September 30, 2008, NYSE Euronext had three committed bank credit facilities totaling $3.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

Liquidity risk

NYSE Euronext continually reviews its liquidity and debt positions, and subject to market conditions and credit and strategic considerations, may from time to time determine to vary the maturity profile of its debt and diversify its sources of financing. NYSE Euronext anticipates being able to support short-term liquidity and operating needs primarily through existing cash balances and financing arrangements, along with future cash flows from operations. If existing financing arrangements are insufficient to meet the anticipated needs of its current operations or to refinance existing debt, NYSE Euronext intends to seek additional financing. NYSE Euronext may also seek equity or debt financing in connection with future acquisitions or other strategic transactions.

As of September 30, 2008, NYSE Euronext’s long term issuer ratings assigned by Standard & Poor’s and Moody’s were AA and A1, respectively. As a result of its creditworthiness, NYSE Euronext believes that it generally has access to debt markets, including bank facilities and publicly and privately issued long and short term debt. NYSE Euronext may not be able to obtain additional financing on acceptable terms or at all.

        Because commercial paper’s new issues generally fund the retirement of old issues, NYSE Euronext is also exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, NYSE Euronext maintains undrawn backstop bank facilities for an aggregate amount exceeding at any time the amount issued under its commercial paper program. In case we would not be able to issue new commercial paper, NYSE Euronext would immediately draw on these backstop facilities.

Share repurchase program

The NYSE Euronext Board of Directors authorized the repurchase of up to $1.0 billion of NYSE Euronext common stock. Subsequent to its October 1, 2008 acquisition of Amex (see Note 2), NYSE Euronext commenced its repurchase and NYSE Euronext plans to repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable United States and European laws, regulations and approvals, strategic considerations, market conditions and other factors. As of November 10, 2008, NYSE Euronext had repurchased 7.7 million shares at an average price of $29.11 per share. Under SEC rules, NYSE Euronext will not be able to repurchase shares during certain restricted time periods.

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

In addition, NYSE Euronext, through Wombat, licenses software and provides software services which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, which involves significant judgment.

Goodwill and Other Intangible Assets

NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Euronext’s reporting units. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

NYSE Euronext reviews the useful life of its indefinite-lived intangible assets to determine whether events or circumstances continue to support the indefinite useful life categorization. In addition, the carrying value of NYSE Euronext’s other intangible assets is reviewed by NYSE Euronext at least annually for impairment based upon the estimated fair value of the asset.

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

The FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159)—including an amendment of FASB Statement No. 115, which permits entities to elect to measure many financial instruments and certain other items at fair value. The election to use fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We elected not to adopt this pronouncement and as a result it did not have a material impact on our financial statements.

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

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of September 30, 2008:

Dollars (in Millions)	Financial assets	Financial liabilities		Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$396	$105		$291	$(2.9)
Euro	328	850		(522)	(5.2)
Sterling	357	447	(4)	(90)	(0.1)
Fixed rate positions in
Dollar	1	748		(747)	(27.7)
Euro	—	1,051		(1,051)	(54.9)
Sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond issuance.

In order to hedge interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps, with counterparties that meet high creditworthiness and rating standards. At September 30, 2008, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($445 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At September 30, 2008, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $747 million and $1,051 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $27.7 million and $54.9 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar, when interest rates in U.S. dollar decrease, NYSE Euronext’s net interest and investment income decreases. Based on September 30, 2008 positions, a hypothetical 1% decrease in U.S. dollar rates would negatively impact annual income by $2.9 million. Because NYSE Euronext is a net borrower in euro and sterling, when interest rates in euro or sterling increase, NYSE Euronext net interest and investment income decreases. Based on September 30, 2008 positions, a hypothetical 1% increase in euro and sterling rates would negatively impact annual income by $5.2 million and $0.1 million, respectively.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the nine months ended September 30, 2008 is presented by primary foreign currency in the following table:

	Nine months ended September 30, 2008
(Dollars in millions)	Euro	Sterling
Average rate in the period	$1.5217	$1.9477
Average rate in the same period one year before	$1.3449	$1.9874
Foreign denominated percentage of
Revenues	23%	16%
Operating expenses	16%	12%
Operating income	44%	26%
Impact of the currency fluctuations (1) on
Revenues	$113.8	$(9.1)
Operating expenses	66.1	(5.1)
Operating income	47.7	(4.0)

(1)	Represents the impact of currency fluctuation for the nine months ended September 30, 2008 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below:

	September 30, 2008
(in millions)	Position in euros	Position in sterling
Assets	€5,975	£2,770
of which goodwill	1,808	1,073
Liabilities	2,648	681
of which borrowings	1,251	250

Net currency position before hedging activities	€3,327	£2,089
Impact of hedging activities	182	—

Net currency position	€3,145	£2,089

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(443)	$(372)

At September 30, 2008, NYSE Euronext was exposed to net exposures in euro and sterling of €3.1 billion ($4.4 billion) and £2.1 billion ($3.7 billion), respectively. NYSE Euronext’s borrowings in euro and sterling of €1.3 billion ($2.0 billion) and £0.3 billion ($0.4 billion), respectively, constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As at September 30, 2008, NYSE Euronext also had €182 million ($262 million) €/$ foreign exchange swaps outstanding. These swaps matured in October 2008 and were designated as a hedge of the net investment in foreign entities. The effective portion of their revaluation gain or loss is reported as a component of other comprehensive income. As of September 30, 2008, the aggregate fair value of these swaps was $5.5 million.

Based on September 30, 2008 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $443 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $372 million. For the nine months ended September 30, 2008, currency exchange rate differences had a negative impact of $617 million on NYSE Euronext’s consolidated equity.

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

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) of NYSE Euronext and its subsidiaries. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended September 30, 2008 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the three months ended September 30, 2008, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Forms 10-Q for the three months ended March 31, 2008 and June 30, 2008, respectively, and in Part I, Item 3 of the Form 10-K filed for the year ended December 31, 2007, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

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

At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. Based upon the final termination of any claims by Mr. Grasso against the NYSE, no additional payments were or will be made, and the above-referenced accrual was reversed and included in compensation in the condensed consolidated statements of income for the nine months ended September 30, 2008.

On August 20, 2008, the plaintiffs in the Sea Carriers matter (a matter related to In re NYSE Specialists Securities Litigation) voluntarily dismissed without prejudice that class action complaint, which asserted violations of federal antitrust and securities laws and common law in connection with the placing of market orders through NYSE’s SuperDOT order routing system.

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

Other than the matters disclosed below, for the three months ended September 30, 2008, there were no material developments with regard to the “Risk Factors” as previously disclosed in Part I, Item 1A. of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2007, which disclosures are incorporated herein by reference. No other matters were reportable during the period. As a result of developments in the financial markets since the filing of the 2007 Form 10-K, we are providing the following updates of the risk factors:

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. For example, the consequences of a prolonged recession may include a lower level of economic activity and increased uncertainty regarding the capital markets. Such economic conditions might result in a decline in trading volume and deterioration of the economic welfare of our listed companies, which may adversely affect our revenues and future growth. Declines in volumes may impact our market share or pricing structures. Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

        Under accounting principles generally accepted in the U.S., we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our businesses. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. Such impairment charge would negatively impact our results of operations.

Item 5.	Other Information

On November 7, 2008 NYSE Euronext issued a press release announcing that its 2009 Annual Meeting of Stockholders is currently expected to be held on April 2, 2009.

Rule 14a-8 Proposal Deadline

Because the expected date of the 2009 Annual Meeting is more than 30 days before the anniversary of the 2008 Annual Meeting, in accordance with Rule 14a-8 under the Securities Exchange Act of 1934, stockholders must deliver proposals for inclusion in the proxy materials for such meeting to the following address no later than the close of business on December 2, 2008. Rule 14a-8 proposals must be delivered to the Secretary, NYSE Euronext, 11 Wall Street, New York, NY 10005. Rule 14a-8 proposals must also comply with the requirements of Rule 14a-8, and may be omitted otherwise.

NYSE Euronext Bylaws Advance Notice Deadline

In accordance with the requirements for advance notice in NYSE Euronext’s bylaws, for director nominations or other business to be brought before the 2009 Annual Meeting, other than Rule 14a-8 proposals described above, written notice must be delivered no earlier than the close of business on December 3, 2008 and no later than the close of business on January 2, 2009, to the Secretary, NYSE Euronext, 11 Wall Street, New York, NY 10005. Such notices must also comply with the requirements of the NYSE Euronext bylaws, and may not be effective otherwise.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws dated as of October 1, 2008.

10.1	Form of Phantom Stock Unit Agreement Pursuant to the NYSE Euronext 2006 Stock Incentive Plan.

10.2	Master Agreement Between ATOS Origin S.A. and NYSE Euronext dated July 11, 2008.*

21.1	List of Subsidiaries of NYSE Euronext.

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

*	Portions of Exhibit 10.2 have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: November 13, 2008	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer
NYSE Euronext