Form 10-K
period 2008-12-31
NYSE Euronext
filed 2009-02-27
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 1-33392

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Annual Report on Form 10-K or any amendment to the Annual Report on Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13 billion. As of February 6, 2009, there were 259 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NYSE Euronext’s Proxy Statement for its April 2, 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NYSE EURONEXT

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

i

In this Annual Report on Form 10-K, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AEX®,” “AlternextTM,” “ArcaBook®,” “ArcaVision®,” “Archipelago®,” “Archipelago Exchange®,” “BclearTM,” “CAC 40®,” “CscreenTM,” eGovDirect.com®, “Euronext®,” “Euronext 100 Index®,” “LIFFE CONNECT®,” “NextCAC 70®,” “NYSE New York Stock Exchange®,” “NYSE®,” “NYSE Bonds®,” “NYSE Broker Volume®,” “NYSE Composite Index®,” “NYSE Liffe®,” “NYSE OpenBook®,” “Pacific Exchange®,” and “SFTI®,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA® ,” “TRF®” and “Trade Reporting Facility®” are trademarks of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and are used under license from FINRA.

“S&P®” is a trademark of the McGraw-Hill Companies, Inc. with all rights reserved.

All other trademarks and servicemarks used herein are the property of their respective owners.

About NYSE Euronext

NYSE Euronext, a Delaware corporation, was organized on May 22, 2006 in anticipation of the combination of the businesses of NYSE Group, Inc., a Delaware corporation, and Euronext N.V., a company organized under the laws of the Netherlands. The combination was consummated on April 4, 2007. NYSE Group, Inc. was formed in connection with the March 7, 2006 merger between New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and Archipelago Holdings, Inc., a Delaware corporation. Euronext was the first cross-border exchange group, created with the 2000 merger of the Paris, Amsterdam and Brussels stock exchanges. The New York Stock Exchange traces its origins to the Buttonwood Agreement, signed in 1792 by a group of 24 traders gathered under a buttonwood tree in lower Manhattan. In 1817, the traders formed the New York Stock & Exchange Board, which in 1863 was renamed the New York Stock Exchange. The Amsterdam Stock Exchange, Euronext’s oldest constituent and the world’s first stock exchange, originated in 1602 in conjunction with a stock issuance by the Dutch East India Company.

Our principal executive office is located at 11 Wall Street, New York, New York 10005 and our telephone number is (212) 656-3000. Our European headquarters are located at 39 rue Cambon, 75039 Paris, France, and our telephone number is +33 1 49 27 10 00. Our website site is www.nyseeuronext.com. We are not incorporating the information on our website into this Annual Report on Form 10-K.

We make available free of charge, on or through our website, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Unless otherwise specified or the context otherwise requires:

•

“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (2) after completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as a national securities exchange.

•

“NYSE Arca” refers collectively to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.). NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.

•

“NYSE Amex” refers to NYSE Alternext US LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Alternext US LLC is registered with the SEC under the Exchange Act as a national securities exchange.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under Item 1A.—“Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact that these factors will have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements referred to above.

PART I

ITEM 1.	BUSINESS

NYSE Euronext is the world’s most diverse exchange group. We offer a broad and growing array of products and services in cash equities, futures, options, swaps, exchange-traded products, bonds, market data, and commercial technology solutions, all designed to meet the evolving needs of issuers, investors, financial institutions and market participants. We are also the world’s leading, most liquid equities exchange group. With more listed issues than any other exchange group, trading on NYSE Euronext’s equity markets represents more than one-third of the world’s cash equities volume. As of December 31, 2008, 69 of the top 100 global companies by market capitalization were listed on NYSE Euronext.

We operate the following markets:

•

NYSE—the New York Stock Exchange, or NYSE, is the world’s premier listing venue and the largest and most liquid cash equities exchange in the world, based on aggregate market capitalization of listed operating companies and average daily value of Tape A trading as of December 31, 2008. The NYSE, one of the most recognized brand names in the world, is registered as a national securities exchange under the Exchange Act. In addition to common stock, the NYSE lists both debt and equity structured products such as capital securities, mandatory convertibles, repackaged securities and equity-linked and index-linked securities, and has continued to attract listings of new types of structured products.

As of December 31, 2008, 2,447 issuers were listed on the NYSE, including a cross-section of large, mid-size and small-cap U.S. and non-U.S. companies. These operating companies represented a total global market value of approximately $15 trillion, and represented approximately 93% of the publicly traded companies that constitute the Dow Jones Industrial Average and 82% of the S&P 500 Index. As of December 31, 2008, 496 closed-end funds and 509 exchange traded products (“ETPs”), with an aggregate market capitalization of approximately $306 billion, were listed on the NYSE.

•

Euronext—Euronext, the first integrated cross-border exchange, combines the stock exchanges of Amsterdam, Brussels, Lisbon and Paris into a single market. Issuers who meet European Union (“EU”) regulatory standards are qualified for listing on the regulated markets operated by Euronext. Euronext’s exchanges list a wide variety of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. Euronext is focused on increasing its share of these “non-domestic” listings in the future in connection with its objective to become the gateway to the Eurozone. All of Euronext’s markets are operated by subsidiaries of Euronext, each of which holds a national license as an exchange operator.

In 2008, Euronext was Europe’s largest stock exchange group based on aggregate market capitalization of listed operating companies and second largest stock exchange group based on the value of equities trading in the central order book. Euronext was one of the leading European markets for IPOs in 2008 by offer value (€2.5 billion). As of December 31, 2008, 1,110 companies were listed on Euronext, of which 886 were based in one of Euronext’s home markets.

•

NYSE Liffe—NYSE Liffe is the international derivatives business of NYSE Euronext. In 2008, NYSE Liffe was the second largest derivatives market in Europe by volume, and the second largest in the world by average daily value of trading. During 2008, average daily trading volume on NYSE Liffe was 4.1 million contracts with a value of €1.9 trillion, and, on an annual basis, 1.05 billion futures and options contracts were traded on NYSE Liffe with a total contract value of €475 trillion. The total volume of interest rate contracts grew 7.0% in 2008, equity products (single stocks and indexes) grew 15.3% and commodities grew 3.6%.

In December 2008, NYSE Liffe launched a clearing service for credit default swap (“CDS”) index contracts through Bclear, NYSE Liffe’s wholesale over-the-counter (“OTC”) derivatives service.

•

NYSE Arca—NYSE Arca is a fully electronic exchange for equities, ETPs, including exchange traded funds (“ETFs”), exchange traded notes (“ETNs”), exchange-traded vehicles (“ETVs”), certificates, and options. NYSE Arca is registered as a national securities exchange under the Exchange Act.

As of December 31, 2008, NYSE Arca had 710 primary ETF and ETV listings. Additionally, NYSE Arca listed 85 ETNs and 253 certificates, while trading all other eligible ETPs on an unlisted trading privileges basis.

•

NYSE Alternext—NYSE Alternext operates our European markets for emerging growth companies. NYSE Alternext-listed companies are required to satisfy less stringent listing standards than companies listing on Euronext. Companies listing on NYSE Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Euronext.

As of December 31, 2008, 131 companies were listed on NYSE Alternext. Since its launch, NYSE Alternext-listed companies have raised over €2 billion in proceeds and represent a total market capitalization of €3.2 billion as of December 31, 2008.

•

NYSE Amex—NYSE Amex, formerly the American Stock Exchange, became part of NYSE Euronext in October 2008 and is our U.S. listing venue for emerging growth companies. NYSE Amex enhances our scale in U.S. options and provides a listing venue for a broader class of companies than are qualified for listing on NYSE. As of December 31, 2008, 466 companies were listed on NYSE Amex, representing a total market capitalization of $124.5 billion. NYSE Amex is registered as a national securities exchange under the Exchange Act.

•

NYSE Liffe US—In September 2008, NYSE Liffe US, LLC (“NYSE Liffe US”), our new U.S. futures exchange, began trading full and e-mini gold and silver futures and options on futures contracts. During 2008, up to approximately 22,600 precious metals contracts were traded each day.

NYSE Technologies. In addition to our markets, through NYSE Technologies (“NYXT”) we operate a globally distributed connectivity network that supports trading on our markets, and also provides trading and information technology solutions to third-party financial markets and other financial institutions. NYXT offers the global securities marketplace a comprehensive technology platform, including exchange trading platforms, participant access technologies for electronic trading, and market data management and distribution. NYXT also operates the Secure Financial Transaction Infrastructure (“SFTI”) network, a rapidly expanding physical network infrastructure that connects our markets and other major market centers with more than 1,000 market participants in the United States and Europe. NYXT is currently integrating our technologies globally to establish a single universal trading platform (“UTP”) that enables market participants to trade across multiple asset classes, markets, geographies and time zones.

NYSE Euronext is part of the S&P 500 index and the only exchange operator in the S&P 100 index.

Strategic Initiatives

We have recently announced a number of strategic initiatives designed to expand our global presence, further penetrate the market for clearing services, establish new trading markets, improve trade execution and strengthen our technology. Several of these initiatives are described below.

Alliances

With the most recognized brand names within the global exchange industry and among the world’s largest securities marketplaces, we are well-positioned to continue to play a leadership role in the ongoing consolidation of the industry through acquisitions and strategic alliances.

Doha Securities Market—In June 2008, we agreed to acquire a 25% ownership interest in the Doha Securities Market for $250 million. The State of Qatar will retain the remaining 75% ownership interest in the market. NYSE Euronext also will provide technology and management services to the Doha Securities Market. As previously announced, we are currently in discussions to restructure the equity investment portion of the transaction, which will likely reduce our ownership interest to 20% and our cost to $200 million, payable over several years. The closing of the transaction is expected to take place in 2009.

Other Exchanges—We signed memoranda of understanding with numerous major exchanges throughout the world, including the Dalian Commodity Exchange and the Zhengzhou Commodity Exchange in China and the Tel Aviv Stock Exchange and the Philippine Stock Exchange, relating to the development of markets locally and globally. We are also currently working with certain exchanges on market development, information sharing and technology.

Clearing

NYSE Liffe Clearing—In October 2008, NYSE Liffe entered into a clearing relationship agreement with LCH.Clearnet Ltd. (“LCH.Clearnet”), a U.K. recognized clearing house. Under the agreement, the London market of NYSE Liffe will become central counterparty to trades on its market and will outsource certain services to LCH.Clearnet in an arrangement known as “NYSE Liffe Clearing” (formerly known as LiffeClear). The agreement is expected to become operational in the first half of 2009, subject to regulatory approval. See “—Products and Services—Order Execution—Europe—Derivatives Trading—Clearing and Settlement.”

CDS Clearing—In December 2008, NYSE Liffe, through its Bclear service, became the first exchange to offer clearing of CDS contracts. See “—Products and Services—Order Execution—Europe—Derivatives Trading— OTC Services.”

Derivatives

NYSE Amex—In October 2008, we completed our acquisition of NYSE Amex, formerly the American Stock Exchange, significantly enhancing our U.S. options business. NYSE Amex operates one of seven options exchanges in the United States, trading options on domestic and foreign stocks, American Depositary Receipts, broad-based, industry and sector and international indexes, ETFs and Holding Company Depositary Receipts (“HOLDRs”).

Bclear—In 2008, we extended the reach of Bclear to the United States and continue to seek opportunities to expand into OTC derivatives in the United States. We now offer clearing processing for CDS index contracts in the United Kingdom through Bclear and intend to leverage BClear further in 2009 to include commodity products, and to capitalize on any additional OTC products that migrate towards an exchange model.

NYSE Liffe US—In September 2008 we expanded our U.S. derivatives business by launching a futures exchange in the United States, NYSE Liffe US, with the acquisition of the precious metals franchise of the CME Group. See “—Order Execution—United States—Derivatives Trading—Futures.”

Cash Trading

We undertook several initiatives in 2008 and early 2009 designed to capitalize on our position as operator of the world’s largest and most liquid equities markets.

NYSE Amex—Our acquisition of NYSE Amex provided us with a well-known U.S. listing venue for emerging growth companies.

Liquidity Aggregation—We are committed to improving execution quality and providing greater access to liquidity for our customers. In January 2009 we launched NYSE MatchPoint, an electronic equity trading facility that matches aggregated orders at pre-determined fixed times with prices that are derived from primary markets. NYSE MatchPoint’s portfolio-crossing technology will expand our ability to match baskets of stocks at pre-determined points in time during the after-hours market and eventually at any point during the day.

In January 2009, we launched the New York Block Exchange through a joint venture with BIDS Holdings, L.P., a consortium of 12 leading U.S. broker-dealers. The New York Block Exchange is designed to improve execution quality and access to liquidity in block trading in the United States. The New York Block Exchange is open to all NYSE members and accessible through BIDS Trading, a registered alternative trading system. The New York Block Exchange operates as a facility of the NYSE and is intended to respond to customer needs by creating a highly liquid, anonymous marketplace for block trading, and bring block-size orders back into contact with active traders, algorithms and retail order flow.

European MTFs—To respond to increasing competition from electronic communications networks following the European Commission’s adoption of the Markets in Financial Instruments Directive (“MiFID”), we intend to launch new European multilateral trading facilities (“MTFs”). In February 2009, we and our joint venture partners launched SmartPool, a new MTF for block trading pan-European stocks, which currently trades stocks from 15 European markets. In addition, in the first quarter of 2009, we expect to commence operations of NYSE Arca Europe, an MTF for trading the most active pan-European stocks.

Technology

NYSE Technologies—In August 2008, we completed the acquisition of Atos Euronext Market Solutions (“AEMS”), in which we previously owned a 50% stake, for a net purchase price of approximately $255 million. This transaction enabled us to fully in-source the trading information technology services which support our European business, and allows us to offer a variety of leading exchange and trading technology solutions to market participants around the world. Going forward, we have branded our technology business, including AEMS, as NYSE Technologies or NYXT. See “—Technology.”

Products and Services

Order Execution

We provide multiple marketplaces for investors, broker-dealers and other market participants to meet directly to buy and sell cash equities, fixed income securities, ETPs and a broad range of derivative products. Based on average daily trades and average daily turnover, we are the world’s largest cash market with over one-third of the world’s cash trading taking place on our exchanges.

One of the primary functions of our markets is to ensure that orders to purchase and sell securities are executed in a reliable, orderly, liquid and efficient manner. Order execution occurs through a variety of means, and we seek to continue to develop additional and more efficient mechanisms of trade. To maintain our leadership position, we intend to continue to develop our market model in response to emerging trends in the trading environment and technological advancements.

United States—Cash Trading

In the United States, we offer cash trading in equity securities, fixed income securities and ETPs on the NYSE, NYSE Arca and NYSE Amex. We are able to offer our customers the option of using either auction trading with a floor-based component or electronic trading. In 2008, on a combined basis, our U.S. market centers achieved record volumes with a combined 2.3 billion shares traded daily, executing more matched Tape A volume than any other U.S. exchange.

Trading Platform and Market Structure—NYSE and NYSE Amex. The NYSE and NYSE Amex markets combine both auction-based and electronic trading capabilities. These markets are intended to emulate, in a primarily automatic-execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The markets build on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers’ ability to trade quickly and anonymously. We believe that the interaction of our automatic and auction markets also maintains opportunities for price improvement, while providing all investors, regardless of their size, with the best price when buying or selling shares.

Designated Market Makers (“DMMs”) on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. In the fourth quarter of 2008, we established Supplemental Liquidity Providers (“SLPs”), a new class of high-volume members incented to add liquidity on the NYSE. Floor brokers act as agents on the trading floor to handle customer orders. DMMs and brokers use judgment to improve prices and enhance order competition, while interacting with the market electronically as well as manually. We believe that their judgment is particularly valuable in less liquid stocks and during the opening and closing of trading, as well as during times of uncertainty; for example, when a corporate announcement or an outside event could lead to market instability and price volatility.

In December 2008, NYSE Amex’s equities trading platform transitioned fully to NYSE Technologies, thereby improving functionality and the customer experience. During 2009 all of our U.S. exchanges will migrate to a single UTP.

Trading Platform and Market Structure—NYSE Arca. NYSE Arca operates an open, all-electronic stock exchange for trading all U.S. listed securities (in addition to options, as discussed below). NYSE Arca also provides additional listing services for ETPs. NYSE Arca’s trading platform provides customers with fast electronic execution and open, direct and anonymous market access. During 2008, approximately 1.8 billion shares were handled daily through NYSE Arca’s trading platform.

This trading system offers a variety of execution-related services and trading rules predicated on “price-time priority,” which requires execution of orders at the best available price and, if orders are posted at the same price, based on the time the order is entered in the trading system. The open limit order book displays orders simultaneously to both the buyer and the seller, and buyers and sellers have the option of submitting orders on an anonymous basis. Trades are executed in the manner designated by the party entering the order, often at a price equal to or better than the highest bid or lowest offer quote reported to the consolidated quotation systems.

Trade Reporting Facility. We operate a trade reporting facility with FINRA to serve our customers reporting off-exchange trades in all listed national market system (“NMS”) stocks. Our trade reporting facility enhances the range of trading products and services we provide to our customers by offering a reliable and competitively priced venue to report internally executed transactions.

NYSE Bonds. NYSE Bonds, our bond trading platform, incorporates the design of the NYSE Arca electronic trading system and provides investors with the ability to readily obtain transparent pricing and trading information. The platform trades bonds of all NYSE and NYSE Amex-listed companies and their subsidiaries without the issuer having to separately list each bond issued. NYSE Bonds maintains and displays priced bond orders and matches those orders on a strict price and time-priority basis. It also reports real-time bids and offers with size and trades to our network of market data vendors.

Trading Members. Trading members in our U.S. cash markets include entities registered as broker-dealers with the SEC that have obtained trading permits or licenses in accordance with the rules of the NYSE, NYSE Arca or NYSE Amex. Trading members are subject to the rules of the relevant exchange.

United States—Derivatives Trading

Options. NYSE Arca and NYSE Amex operate marketplaces for trading options on exchange-listed securities. The underlying securities are listed on the NYSE, NYSE Arca, NYSE Amex and Nasdaq. These option market centers include trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. During 2008, the market’s combined options businesses traded an average of 1.8 million contracts each day on more than 2,500 underlying stocks.

NYSE Arca’s options business uses a technology platform and market structure designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity. Its market structure allows market makers to access its markets remotely and integrates floor-based participants and remote market makers. NYSE Amex’s options business uses a hybrid model combining both auction-based and electronic trading capabilities that is designed to provide a stable, liquid and less volatile market, as well as provide the opportunity for price and/or size improvement.

We plan to relocate NYSE Amex’s options trading floor operations to the NYSE options trading floor during the first quarter of 2009, and to transition from the NYSE Amex-supported technology to NYSE Euronext-supported technology for electronic options trading.

Futures. NYSE Liffe US received Designated Contract Market (“DCM”) status in August 2008 and began trading of full and e-mini gold and silver futures and options on futures contracts in September 2008. In October 2008, NYSE Liffe US selected The Options Clearing Corporation to provide clearing services from the end of March 2009. The precious metals contracts provide a point of entry for NYSE Euronext into the U.S. futures market and complement the existing commodities futures franchise at NYSE Liffe.

Europe—Cash Trading

Euronext is Europe’s second largest cash market based on average daily trades and average daily turnover. The cash trading business unit comprises trading in equity securities and other cash instruments including funds, bonds, warrants, trackers and structured funds. During 2008, on an average day, 1.5 million trades were executed on Euronext exchanges for all cash instruments, while the total number of trades in all cash instruments amounted to 397 million.

Trading Platform and Market Structure. Cash trading on Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris takes place via nouveau système de cotation (“NSC”), Euronext’s fully automated electronic trading platform that allows trading members either to route their clients’ orders electronically or to enter orders manually into computer workstations installed on their premises and linked to the NSC system. The NSC system maintains an order book for every traded security, in which it matches buy and sell orders electronically. The NSC system was replaced by UTP during 2009.

Cash trading on Euronext is governed both by a single harmonized rulebook for trading on each of Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris and by the various non-harmonized Euronext Rulebooks containing local exchange-specific rules. Euronext’s trading rules provide for an order-driven market using an open electronic central order book for each traded security; various order types and automatic order matching; and a guarantee of full anonymity both for orders and trades.

Trading Members. The majority of Euronext’s cash trading members are brokers and dealers based in Euronext’s marketplaces, but also include members in other parts of Europe, most notably the United Kingdom and Germany. Between 2002 and 2008, the share of trading from outside Euronext’s four domestic equities markets (Paris, Brussels, Amsterdam and Lisbon) increased from 20% to 60%, reflecting the increasing internationalization of our client base.

Clearing and Settlement. Clearing and settlement of trades executed on Euronext are handled by LCH.Clearnet (for central counterparty clearing), Euroclear Group (for settlement of cash equities except for

Lisbon trades), and Interbolsa (for settlement of Lisbon cash equities). Interbolsa is one of our wholly-owned subsidiaries. LCH.Clearnet and Euroclear are independent entities that provide services to Euronext pursuant to contractual agreement. We have a minority ownership interest in, and board representation on, LCH.Clearnet and Euroclear.

Europe—Derivatives Trading

NYSE Liffe. NYSE Liffe is the international derivatives business of NYSE Euronext. In 2008, NYSE Liffe was the second largest derivatives market in Europe by volume, and the second largest in the world by average daily value of trading. Through a single electronic trading platform, LIFFE CONNECT, NYSE Liffe offers customers in more than 24 countries, access to a wide range of interest-rate, equity, index, commodity and currency derivative products.

Trading Platform and Market Structure. LIFFE CONNECT is the central electronic trading platform for Euronext’s derivatives markets. The platform features an open system architecture which, through an Application Programming Interface (“API”), allows users to access our system for trading or for view-only purposes. Traders commonly access our system via one of the many front-end trading applications that have been developed by independent software vendors. These applications are personalized trading screens that link the user to the market via an API, which allows users to integrate front/back office trading, settlement, risk management and order routing systems.

LIFFE CONNECT has been designed to handle significant order flows and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor.

Products Traded. A wide variety of products are traded on NYSE Liffe. NYSE Liffe’s core product line is its portfolio of short-term interest rate (“STIR”) contracts with its principal STIR contracts based on implied forward rates denominated in euro and sterling. Trading volumes in NYSE Liffe’s flagship product in this area, the Euribor Contract, have grown as the euro has increasingly established itself as a global reserve currency. More than 260 European equity options (including options on shares not listed on Euronext) can be traded on NYSE Liffe, making the exchange a leading market for equity options trading worldwide. NYSE Liffe’s equity index derivatives allow customers to hedge against fluctuations in a range of European stock market indexes, and the European equity market as a whole. NYSE Liffe is also a leading provider of soft and agricultural commodity derivatives.

OTC Services. Customers who might normally use the OTC market to trade equity derivatives have the ability to process transactions cheaply and efficiently using NYSE Liffe’s wholesale services—Bclear and Cscreen. Through these services, NYSE Liffe offers a flexible, secure, simple and cost-effective way of conducting wholesale equity derivatives trades.

Bclear provides OTC equity derivatives market participants a means of registering, processing and clearing wholesale equity derivatives within the secure framework of an exchange and clearinghouse. Through Bclear, users can register OTC business for trade confirmation, administration and clearing as an exchange contract, while retaining the flexibility to specify contract maturity, exercise price and settlement method. As evidence of Bclear’s increasing popularity within the derivative trading industry, equity derivative contract volumes processed through Bclear increased by 55% in 2008, compared to 2007. Initially launched to offer trade processing for equity and index derivatives, Bclear has now been expanded to encompass CDS Index products and will also be extended to include soft commodity products. With the launch of the CDS Index service on BClear in December 2008, NYSE Liffe became the first exchange to offer clearing of CDS contracts. The CDS clearing offered via Bclear will initially cover the Markit iTraxx Europe, Market iTraxx Crossover and Markit iTraxx Hi-Vol indexes.

Cscreen is a dynamic application that enables registered brokers and traders to post and respond to indications of interest for wholesale equity derivatives.

Trading Members. NYSE Liffe’s trading members are dealers and brokers. Trading members can also become liquidity providers. Liquidity providers are able to place several series of bulk quotes in one order, allowing them to send buy and sell orders for many contract months using only one message.

Clearing and Settlement. In October 2008, NYSE Liffe announced that it would take responsibility for clearing activities in its London market, subject to regulatory approval, through the creation of NYSE Liffe Clearing, with the target of beginning operations in the first half of 2009. NYSE Liffe will become central counterparty and earn clearing revenues in respect of contracts entered into by clearing members on the NYSE Liffe market.

As part of the new arrangements between NYSE Liffe and LCH.Clearnet to establish NYSE Liffe Clearing, the parties entered into a termination agreement providing for the payment to LCH.Clearnet of approximately €260 million. LCH.Clearnet will continue to provide certain services to NYSE Liffe for a base annual fee plus certain amounts to reflect inflation and an increase in the volume of trades on the London market of NYSE Liffe over time. The primary obligation of LCH.Clearnet under the new agreement is to accept the novation from NYSE Liffe of the defaulting contracts of a NYSE Liffe clearing member and to manage such member’s positions under its default rules. LCH.Clearnet will therefore continue to provide risk management, guarantee and default management services to NYSE Liffe and therefore offset NYSE Liffe’s credit exposure.

BlueNext. We hold a 60% interest in BlueNext with the remaining 40% held by Caisse des Dépôts. BlueNext operates a spot market in carbon dioxide (CO2) emission allowances and credits that is the European leader in the field, from trading through to worldwide delivery-versus-payment settlement in real time. BlueNext seeks to establish a leading position in trading in environment-related instruments. BlueNext has also launched a futures market with physical delivery of allowances and credits.

Listings

Through our listing venues—the NYSE, NYSE Arca and NYSE Amex in the United States, and Euronext and NYSE Alternext in Europe—we are the leading global exchange brand and a premier capital-raising venue. We constantly seek to optimize our listing standards to make sure we are offering a range of listing venues to companies across the growth cycle. As of December 31, 2008:

•

Our exchanges were home to over 4,900 listed issuers from 58 countries, including operating companies, closed-end funds and ETPs, representing an aggregate market capitalization of over $16.7 trillion, which is larger than the next five largest exchange groups combined.

•

Companies listed on our exchanges represented approximately 93% of the publicly traded companies that constitute the Dow Jones Industrial Average, 82% of the stocks included in the S&P 500 Index and 50% of the companies comprising the EUROSTOXX 50 Index.

•	We listed, on a primary or secondary basis, 69 of the world’s 100 largest companies, based on market capitalization.

In 2008, our U.S. and European equities markets attracted 1,201 new listings. IPOs on our markets raised a total of approximately $67.6 billion in proceeds, including proceeds from closed-end funds and structured products. Excluding closed-end funds and ETPs, IPOs on our markets raised a total of $27.1 billion, more than any other exchange group.

United States

We offer our listed companies in the United States a comprehensive suite of services to increase their visibility with existing and prospective investors, to expand their capital market intelligence and to provide educational services and best practices solutions. These services leverage web-based technology, unique analytics and NYSE-sponsored programs. For example, the NYSE sponsors virtual forums, as well as domestic and international conferences, to provide issuers access to global institutional and retail investors. In 2008, we expanded the products and services we provide to our issuers. These services include the NYSE Market Access Center (“MAC”), MAC Alerts and MAC Capital Markets desk. The NYSE MAC is a comprehensive investor relations and market intelligence service for senior executives at NYSE-listed companies. The NYSE MAC, which offers an electronic alerts system and a team of NYSE-based market professionals, is designed to provide timely access to market-moving information such as analysts’ rating changes, earnings announcements, companies added or deleted from major indexes, and pre- and post- market trading activity. Additionally, NYSEnet, a password-protected website for senior executives, provides data relating to proprietary trading, institutional ownership and market activity. A market focus report is delivered to issuers at the beginning, middle and end of each day to provide a summary of daily trading activity. The NYSE has also developed eGovDirect.com, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically. We also entered into partnership agreements with Thomson and Ipreo to provide stockholder information and web hosting offerings to our customers. Additionally, in connection with listings, we on occasion commit to provide advertising, investor education and other services to issuers. We expect to continue to invest in products and services for the benefit of our listed companies.

In 2008, we adopted new initial listing standards on the NYSE. These standards were designed to capture a larger percentage of qualified issuers and attract more emerging growth companies as a competitive alternative to Nasdaq, particularly with respect to technology companies. Growth companies will be able to leverage many of the unique and innovative benefits that are provided to NYSE-listed companies, including an affiliation with one of the world’s leading brands, a dedicated liquidity provider, exceptional market quality and a wide range of value-added products and services.

Europe

We have developed a broad range of services to meet the needs of Euronext listed companies. Each Euronext issuer receives personalized support through a team of dedicated account managers. Companies listed on Euronext benefit from secure online tools, such as “Mylisting.euronext.com,” a web-based technology that provides real time information and data on listed stocks and offers issuer-customized alerts and a range of other services. We offer training workshops and information sessions to better inform and educate issuers on new regulations and related legal matters, as well as practical guidance on investor relations and communication matters.

Through close cooperation with the regulators of the financial markets in each of the EU member states where Euronext operates, Euronext has adopted a harmonized rulebook that sets out a unified set of listing standards with which issuers must comply, regardless of which of Euronext’s markets (Paris, Brussels, Amsterdam, Lisbon) is chosen as the entry point. These harmonized listing standards and the local applicable rules from Euronext Rulebook II set forth the criteria required for the listing of securities on Euronext’s exchanges, as well as ongoing requirements, particularly with respect to financial reporting. We seek to attract emerging growth companies through NYSE Alternext, which has less stringent listing standards and ongoing reporting requirements than Euronext.

Market Data

The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make informed trading decisions. The quality of our market data, our world-class collection and distribution facilities, and the ability of traders to act on the data we provide, attract order flow to our exchanges and reinforce our brand. Our primary market data services include the provision of real-time information relating to price, transaction or order data on all of the instruments traded on the cash and derivatives markets of our exchanges.

United States

In the United States, we provide two types of market data products and services: core data products, or those governed by NMS plans, and non-core, or proprietary data products.

Core Data Products. The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. We work with other markets to make our U.S. market data available, on a consolidated basis, on what is often referred to as the “consolidated tape.” The data resulting from the consolidated tape is also referred to as “core data.” This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place.

Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which provides the majority of our market data revenues. We also receive a share of the revenues from Tape B and Tape C, which represent data related to trading of securities (including ETPs) that are listed on NYSE Amex and other regional exchanges, and Nasdaq, respectively. Over the past two decades, we have expanded our market data business by accessing new customers, in particular nonprofessional subscribers and cable television audiences.

Non-Core Data Products. We make certain market data available independently of other markets, which is known as non-core or proprietary data. We package this type of market data as trading products (such as NYSE OpenBook, through which the NYSE makes available all limit orders) and analytic products (such as TAQ Data, NYSE Broker Volume and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics). These products are proprietary to us, and we do not share the revenues that they generate with other markets.

Revenues for our proprietary data products have grown over the last few years, driven in large part by the success of NYSE OpenBook, which the NYSE introduced in 2002. The advent of trading in penny increments and the increased use of “black box” trading tools accelerated the success of NYSE OpenBook.

In June 2008, NYSE introduced NYSE Real-Time Reference Prices, a data product that enables Internet and media organizations to buy real-time, last sale prices from the NYSE and provide it broadly and free of charge to the public. Google Finance and CNBC were the first organizations to make the product available to the public. In November 2008, NYSE Arca last sale prices were made available through this product.

NYSE Arca also makes certain market data available independent of other markets. Through ArcaVision, NYSE Arca provides listed companies, traders and investors with a tailored and customizable means to view detailed market data on particular stocks and market trends. Another data product, ArcaBook, displays the limit order book of securities traded on NYSE Arca in real time.

The pricing for U.S. market data products must be approved by the SEC on the basis of whether prices are fair, reasonable and non-discriminatory. In December 2008, the SEC issued an order permitting U.S. exchanges to make their proprietary information products more readily available to the market in response to the demands of customers.

Europe

Unlike in the United States, European market data is not consolidated. In Europe, we distribute and sell both real-time and proprietary market information to data vendors (such as Reuters and Bloomberg), as well as financial institutions and individual investors.

Real-Time Market Data. Our main data services activity is the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on the cash and derivatives markets of Euronext, as well as information about Euronext’s indexes. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indexes), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector.

Other Information Products. In addition to real-time market data, Euronext also provides historical and analytical data services as well as reference and corporate action data services.

Through our product NextHistory, targeted at professionals in the financial industry, we offer access to historical data for all of our European markets via the Internet or DVD. Through our Index File Service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indexes and precise details of changes in index levels and constituent share prices.

Our market snapshots service in Europe provides full market overviews—including, but not limited to, quotes, prices and volumes relating to the full array of financial instruments traded on Euronext—at fixed times every trading day. Through our Masterfiles service, we offer comprehensive information on the characteristics of all warrants and certificates for listed securities on Euronext markets. Another service delivers information concerning corporate actions to the market.

Our TradeCheck service, launched in October 2008, is designed to help buy side and sell side firms to demonstrate best execution to their customers and regulators. The product is web-based and allows users to perform post trade (T+1) verifications via three services: execution quality analysis, transaction quality analysis and order book replay. TradeCheck encompasses all the main markets of the European Economic Area that are covered by MiFID.

Finally, we publish a number of daily official price lists, such as the Cote officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.

Corporate News Distribution and Investor Relations Services. In 2006, Euronext acquired Companynews and Hugin AS in order to meet the demand for specialized services in corporate news distribution resulting from the European Transparency Directive, which took effect in January 2007. This Directive requires that listed companies adhere to minimum requirements in disclosing price sensitive information. The business today operates under a single company, Hugin B.V., and a single brand, Hugin.

Indexes & Index Services

We have a portfolio of over 300 benchmark and strategy indexes that measure different segments of the NYSE Euronext and global markets. We have licensed many of our indexes to asset managers for use in ETFs that are listed on our exchanges. As of December 31, 2008, such traded products represented over $12 billion in assets under management. Index licensing for the listed and OTC structured product markets has grown at double-digit rates over the last few years in both Europe and the United States.

We also offer third-party index calculation services for ETFs and other structured products, which we believe is important to the development of such products on our exchanges, as it allows us to leverage our technology and understanding of traded products to better serve investors. All of our index services are designed to offer our clients more tools and services to support the listing and trading of their products.

NYSE Indexes. We maintain nine NYSE benchmark indexes. NYSE established its first index, the NYSE Composite Index, in 1966 to provide a comprehensive measure of the performance of all of the common stocks listed on the NYSE. Four other NYSE-branded indices were launched in June 2002, followed by three single-sector indexes, all of which are composed entirely of NYSE-listed companies.

Euronext Indexes. Through our European subsidiary, Euronext Indices B.V., we maintain and improve approximately 200 existing indexes, including the flagship AEX, BEL 20, CAC 40, PSI 20 and Euronext 100 indexes, and develop new ones when added value for market participants is identified. Companies listed on Euronext are indexed according to size, segments and sectors, per national market as well as Euronext wide. Our primary European indexes include the following:

	Euronext Amsterdam	Euronext Brussels	Euronext Lisbon	Euronext Paris	Euronext wide
Blue chip	AEX	BEL 20	PSI 20	CAC 40	NextCAC 70 Euronext 100

Midcap	AMX	BEL Mid		CAC Next 20 CAC Mid 100 SBF 120 SBF 80 CAC Mid & Small 190	Next 150

Small cap Specialized sector/segment Indexes	AScX	BEL Small		CAC Small 90 CAC IT 20	NextPrime NextEconomy NYSE Alternext

All Share Indexes	AAX	BAS	PSI Geral	CAC 500/SBF 250

Sector Indexes (All share)	Dutch ICB Industries & Sectors indexes	Belgian ICB Industries & Sectors indexes	Portuguese ICB Industries indexes	French ICB Industries & Sectors indexes

NYSE Arca Indexes. Following the acquisition of NYSE Amex, NYSE Arca has increased the number of index offerings from two to over 30. The NYSE Arca indexes provide measurement tools for all types of investment categories regardless of listing venue. Many of the indexes are widely followed as the bases for ETPs, structured products and listed index options.

Intellidex Indexes. We also own the Intellidex indexes, which consist of 40 indexes covering the U.S. listed marketplace and various sectors, industries, and size and style boxes. We have exclusively licensed these indexes to INVESCO PowerShares Capital Management LLC to use as the underlying indexes for ETFs in the United States.

Technology

Technology is a key component of our business strategy, and we regard it as crucial to our success. Our technological initiatives are focused on satisfying the following objectives:

•

Functionality—Our technologies are designed to support business-driven requirements and should be delivered on a timely basis with minimal defects. We continually assess the need to enhance our functionality in response to changing customer needs and evolving competitive and trading environments. In addition, our technologies must provide for regulatory effectiveness and are designed to support market surveillance and enforcement.

•

Performance—Our trading technologies are designed to provide fast and competitive response times, which are critical to operating successful electronic markets. We continually evaluate system performance in terms of its speed, reliability, scalability and capacity.

•

Capacity/Scalability—Our systems must be highly scalable, enabling us to meet anticipated growth in trading multi-asset classes in multiple markets by participants globally. We are committed to investing in systems capacity to ensure that our markets can maintain investor access during unusual peaks in trading activity or in response to other business-driven requirements.

•

Reliability—Our systems are designed to be reliable and resilient to maintain investor trust and confidence. We continually evaluate our business continuity plans, including the availability and functionality of back-up data centers and back-up trading floors.

•	Total cost of ownership—We believe that our systems and operating environment should be managed with a competitive cost structure.

NYSE Technologies

Beginning in the first quarter of 2009, we manage our global technology business through NYXT. NYXT supports trading on our markets, and is a leading provider of information technology solutions for exchanges, clearing houses and financial intermediaries. NYXT provides solutions across the entire range of activities of the exchange business, from exchange trading and trade support to post-trade activities. NYXT provides our exchanges and third-party exchanges with trade services such as the capture, booking, routing, and matching of trading orders, as well as linkages to other marketplaces. NYXT’s trade support services, offered primarily to banks and brokers, include deal capture and trade administration, trade confirmation, position monitoring, risk control, portfolio management, and back-office services.

Some of the major systems, platforms and services offered by NYXT include:

•	NSC—A cash trading system for equity securities, bonds and other products, currently used by 17 financial marketplaces worldwide on four continents.

•	LIFFE CONNECT—An electronic trading platform for futures and options used by NYSE Liffe’s five derivatives exchanges and the Toronto Futures Exchange.

•	SFTI—A rapidly expanding physical network infrastructure that connects our markets and other major market centers with more than 1,000 market participants in the United States and Europe.

•	PAM—A market-access workstation used by traders to view market information and send and manage financial exchange orders.

•	ARAMIS—A real-time financial market supervision tool used by market regulators and supervision teams to ensure market integrity.

•	SARA—An international (G30) standards-compliant solution for clearing, settlement and depository.

•	TRS-CPS—A combined post-trade management and clearing solution used by NYSE Liffe’s London derivatives market, ICE Futures and LCH.Clearnet.

•

Wombat—Wombat Financial Software, Inc. (“Wombat”) is a leading provider of data management technology that assists our customers in managing, processing, and analyzing market data from our markets and others around the world.

•	TransactTools—A suite of technologies that enables investment banks, broker-dealers and other customers access to electronic trading.

Global Technology Initiative

We are integrating our technologies globally to establish a single universal trading platform that enables market participants to trade across multiple asset classes, markets, geographies and time zones. This global technology initiative involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and acquisitions. This initiative will involve the simplification and convergence of our systems into a single global electronic trading platform, comprised of a UTP for equities (UTP-Equities) and derivatives (UTP-Derivatives) trading. We began this initiative in 2007 and have completed the migration of our

European bond market to UTP. We are currently in the process of migrating our U.S. platforms to a common customer gateway, a key component of our UTP architecture that will provide a single method for market participants globally to access our markets, products and services. We expect the migration of our remaining European platforms will follow with the objective of establishing UTP to support all our cash markets in Europe. In the final phase of our platform integration, we intend to integrate our European and U.S. derivatives platforms into UTP. We expect to begin the final phase of the roll-out of UTP to all of our markets in 2009, and be complete in early 2010.

As part of leveraging our global platform, we intend to consolidate all of our existing networks to a single global SFTI network, a secure, high-performance network that offers exchanges both resiliency and performance. SFTI connects all NMS market centers in the United States and is expanding to link major and emerging markets around the globe. Through this single network, trading firms and investors can connect to real-time information and trading, while financial markets can provide customers with access to their data and execution services regardless of their trading platform or interfaces. Customers gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider. SFTI connects major market centers and over 1,000 market participants in the United States and Europe.

Data Centers

To enhance the capacity and reliability of our systems, we have established data centers in Boston, Chicago, New York, San Francisco, and Northern New Jersey totaling approximately 125,000 sq. ft. in size. Our European business is supported by data centers in London (12,900 sq. ft.) and Paris (15,600 sq. ft.). We are in the process of consolidating our data centers in the United States and Europe, and have commenced construction of two of the new global data centers, which we expect to complete by the end of 2010.

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

Intellectual Property

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. However, we do not engage in any material licensing of these patents nor are these patents, individually or in the aggregate, material to our business. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods.

Employees

As of December 31, 2008, we employed 3,757 full-time equivalent employees. Overall, we consider our relations with our employees, as well as our relations with any related collective bargaining units or worker’s councils, to be good.

Competition

Order Execution

United States

In the United States, we face significant competition with respect to cash trading and derivatives trading, and this competition is expected to intensify in the future. Our current and prospective competitors include regulated markets, electronic communication networks and other alternative trading systems, market makers and other execution venues. We also face growing competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements. We compete with such market participants in a variety of ways, including the cost, quality and speed of trade execution, liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to trading participants and listed companies, technological innovation and reputation.

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

Derivatives. NYSE Liffe US, NYSE Arca and NYSE Amex face considerable competition in derivatives trading. Their principal U.S. competitors are the CME Group Inc., Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, BATS, the Boston Options Exchange and the Nasdaq OMX. The CBOE recently announced that it expects to complete its demutualization shortly, which it believes will enhance its ability to compete more effectively.

NYSE Liffe US also experiences substantial competition in its futures business. Its primary competitors include the incumbent exchange groups, IntercontinentalExchange and the CME Group Inc., which acquired NYMEX in 2008, as well as start-ups such as ELX Futures, L.P., backed by a consortium of banks and other market participants.

Europe

In Europe, we face significant and growing competition from trading services provided by a wide array of alternative off-exchange trading venues. We also face competition from large brokers and customers, who have the ability to divert trading volumes from us in one of two ways. First, large banks may assume the role of principal and act as counterparty to orders originating from retail investors, thus “internalizing” order flow that would otherwise be traded on an exchange. Second, banks and brokers may enter into bilateral trading arrangements by matching their respective order flows, thus bypassing our markets. Furthermore, we compete with an array of automated multi-lateral trading platforms, such as BATS, Turquoise, Nasdaq OMX, and Chi-X. The competitive significance of these various alternate trading venues is likely to increase substantially in the future, with the regulatory environment in Europe becoming more hospitable to off-exchange trading.

Derivatives. NYSE Liffe competes with a number of international derivatives exchanges, most notably Eurex, which is the derivatives platform operated by Deutsche Börse, the CME Group Inc. and the OTC markets. We expect that NYSE Liffe will be subject to intense competition with respect to its CDS clearing activities. Several competitors, including the CME Group Inc. and Citadel Investment Group and Eurex have announced that they intend to start, and the Intercontinental Exchange has started, providing centralized clearing of CDS. Our Bluenext joint venture competes with a number of international derivatives exchanges, including the European Climate Exchange, Eurex and the CME Group Inc., in the trading of CO2 emission allowances, and Nasdaq OMX recently announced that it intends to expand into energy and carbon derivatives.

Listings

United States

Our principal competitor for listings in the United States is Nasdaq OMX. The U.S. capital markets face competition for foreign issuer listings from a number of stock exchanges outside the United States, including London Stock Exchange plc, Deutsche Börse Group and exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. As other liquidity venues seek exchange status, we may face more competition for listings. The legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for the secondary listings of non-U.S. companies and primary listings of U.S. companies.

Europe

In Europe, we do not currently face significant competition in providing primary listing services to issuers based in Euronext’s home markets because most issuing companies seek to list their shares only once on their respective domestic exchange. Accordingly, Belgian, Dutch, French and Portuguese companies typically obtain a primary listing on the relevant regulated national exchange operated by Euronext, and are admitted to trading either on Euronext, or, in the case of certain small- to medium-sized companies, NYSE Alternext. With the exception of ETPs, there are no competing regulated exchanges offering primary corporate listing services in Euronext’s home territories. Therefore no material competition exists in respect of those issuers located in Euronext’s home markets that seek a primary listing. Competition does exist, however, with MEDIP, a regulated market operated in Portugal by MTS Portugal, which provides a platform for the wholesale trading between specialists of Portuguese government bonds.

Euronext also competes with other exchanges worldwide to provide secondary listing services to issuers located outside of Euronext’s home territories and primary listing services to those issuers that do not have access to a well-developed domestic exchange.

Technology

The market for our commercial trading and information technology services solutions is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for these services to increase both from existing competitors and new market entrants. We compete primarily on the basis of performance of services, return on investment in terms of cost savings and new revenue opportunities for our customers, scalability, ease of implementation and use of service, customer support and price. In addition, potential customers may decide to purchase or develop their own trading and other technology solutions rather than rely on an externally managed services provider like us.

Financial Information About Segments and Geographic Areas

For financial information regarding our operating and geographic segments, see Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8—“Financial Statements and Supplementary Data.”

REGULATION

We are committed to cooperative, multilateral regulation, yet we maintain the strong and effective local regulatory frameworks that have been successfully established within the United States and Europe. We recognize that the existing local regulatory frameworks play an invaluable role in enhancing our value and reputation as well as the value and reputation of the listed companies and member organizations of our exchanges.

United States

U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations (“SROs”), over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.

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

Three subsidiaries, NYSE, NYSE Arca, Inc. and NYSE Amex, as SROs, are registered with, and subject to oversight by, the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. The regulatory functions of our U.S. securities exchanges are performed by NYSE Regulation, acting through its own staff and, for certain functions, utilizing staff of Financial Industry Regulatory Authority, Inc. or FINRA (formerly known as National Association of Securities Dealers, Inc., or “NASD”) pursuant to an agreement.

The operations of our new U.S. futures exchange, NYSE Liffe US, are subject to extensive regulation by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”). The CEA generally requires that futures trading conducted in the United States be conducted on a commodity exchange designated as a contract market by the CFTC, subject to limited exceptions. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of specified futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a DCM, NYSE Liffe US is an SRO that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the CEA. NYSE Liffe US also has surveillance and compliance operations and procedures performed in part by the National Futures Association, as NYSE Liffe US’s compliance service provider, to monitor and enforce compliance with its rules, and we expect that NYSE Liffe US will be periodically reviewed by the CFTC with respect to the fulfillment of NYSE Liffe US’s self-regulatory programs in these areas.

NYSE Regulation

Our U.S. securities exchanges are charged with oversight of the financial and operational status and sales-practice conduct of members and their employees, and have responsibility for regulatory review of their trading activities on those exchanges. In addition, our U.S. securities exchanges are responsible for enforcing compliance with their respective financial and corporate governance listing standards by listed companies.

Financial, operational and sales practice oversight over the members of our U.S. securities exchanges is generally conducted by FINRA. The remaining regulatory functions of our U.S. securities exchanges are performed by NYSE Regulation, Inc., an indirect not-for-profit subsidiary of NYSE Euronext. NYSE Regulation, employing approximately 271 people as of December 31, 2008, consists of the following three divisions:

•	Listed Company Compliance;

•	Market Surveillance; and

•	Enforcement.

Listed Company Compliance. Our U.S. securities exchanges require their listed companies to meet their respective original listing criteria at listing, and to thereafter maintain continued compliance with their respective listing standards. The Listed Company Compliance division of NYSE Regulation monitors and enforces compliance with these standards.

Market Surveillance. The Market Surveillance division is responsible for monitoring trading activity on the facilities of our U.S. securities exchanges for violations of federal securities laws and rules and exchange trading rules, including prohibitions against insider trading and manipulation. Market Surveillance makes referrals to NYSE Regulation Enforcement or the SEC Division of Enforcement, as appropriate.

Enforcement. The Enforcement division investigates and prosecutes member violations of the rules of our U.S. securities exchanges and U.S. federal securities laws and regulations relating to trading on our U.S. securities exchanges. Enforcement cases can include reporting and supervisory violations, misconduct on the trading floor, insider trading, market manipulation, books and records deficiencies and other abusive trading practices.

Structure, Organization and Governance of NYSE Regulation

NYSE Regulation has undertaken to perform the regulatory functions of our U.S. securities exchanges. We have an agreement with NYSE Regulation to provide it adequate funding to allow it to conduct these regulatory activities. NYSE Regulation can levy fines on members as part of disciplinary action. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors. No regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to any entity other than NYSE Regulation.

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

Regulatory Auditor

In April 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC’s action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation’s surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members. The SEC order relating to the settlement provides that the regulatory auditor is required to report the auditor’s conclusions to the NYSE board and to the SEC, and those conclusions are to be included in NYSE’s annual report. Accordingly, the conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC, as reported to NYSE on February 26, 2009, are as follows:

“Pursuant to our retention as contemplated in that certain Order of the [SEC] dated April 12, 2005 (the “2005 Order”), we have conducted a comprehensive regulatory audit (the “Regulatory Audit”) of the surveillance, examination, investigation and disciplinary programs of [NYSE Regulation] applicable to specialists, member firm floor brokers, independent floor brokers, registered competitive market makers and competitive traders (collectively, “Floor Members”) for the two years ended December 31, 2008 (the “Audit Period”).

Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Boards of Directors of NYSE Euronext and NYSE Regulation, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Trading and Markets (“Trading and Markets”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) NYSE Regulation’s policies and procedures were reasonably designed and effective to detect and deter violations of all applicable federal securities laws and [NYSE] rules relating to trading by Floor Members; (2) NYSE Regulation was (i) in compliance with the above-referenced policies and procedures; and (ii) in compliance with the outstanding written recommendations made by OCIE or Trading and Markets relating to compliance with rules, or surveillance for rule violations, with respect to trading by Floor Members; and (3) the [NYSE] was in compliance with any outstanding undertakings contained in the 2005 Order and that certain Order of the SEC dated June 29, 1999 issued against the [NYSE].

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

American Stock Exchange

Prior to our acquisition of the American Stock Exchange (“Amex,” now NYSE Amex), Amex was subject to an SEC investigation into its various business and related regulatory oversight functions. In March 2007, the SEC approved Amex’s settlement offer, which included, among other things, a commitment to engage a third-party auditor to conduct three audits to determine and confirm that Amex’s regulatory policies and procedures are reasonably designed and effective to ensure compliance with, and to deter violations of, the federal securities laws and all Amex rules. In addition, Amex entered into a regulatory services agreement with FINRA.

The SEC order relating to the settlement provides that the auditor is required to report its opinion to the Amex’s Board of Governors and to the SEC, and the audit opinion is to be included in the Amex’s annual report.

The opinion of the Amex’s regulatory auditor, Daylight Forensic & Advisory LLC (“Daylight”), was dated June 10, 2008. As the Amex did not have an annual report at or after that date, the conclusion provided in the Daylight report follows:

“Daylight’s audit found that, overall, the Amex’s surveillance, examination, investigation and disciplinary programs relating to trading applicable to all floor members are well controlled, given the challenges presented by the IT issues. Pursuant to the [order of the SEC Instituting Administrative and Cease-and-Desist Proceedings, Making Findings and Imposing Remedial Sanctions, a Censure and a Cease-and-Desist Order Pursuant to Sections 19(h)(1) and 21C of the Securities Exchange Act of 1934, Release No. 55507/March 22, 2007, File No. 3-12594 (“2007 SEC Order”)] Daylight made the following determinations:

*                *                *

Overall, the Amex’s trading policies and procedures are reasonably designed and effective to ensure compliance with and to detect and deter violations of federal securities laws and the Amex’s trading rules. The Amex has made significant improvements to the design of the policies and procedures. The audit revealed two weaknesses related to the enforcement program and two observations concerning the examination program, related to the design of the policies and procedures. The audit found no issues with the design of the surveillance program’s policies and procedures. Daylight understands that Amex is working on solutions for the issues noted. Overall, these issues do not significantly impair the policies and procedures’ ability to effectively ensure compliance.

*                *                *

Overall, the Amex complies with its policies and procedures. The Amex has made significant improvements in complying with their policies and procedures since the events that gave rise to the 2007 SEC Order. The audit revealed five weaknesses and 25 observations related to the surveillance program, 10 observations concerning the examination program and 13 observations concerning the enforcement program, related to compliance with the policies and procedures. Daylight understands that Amex is working on solutions for the issues noted. Overall, these issues do not significantly impair the Amex’s compliance with their policies and procedures.

*                *                *

The Amex is in compliance with…commitments…to OCIE and the Division of [Trading and Markets relating to compliance with trading rules on surveillance for trading rule violations].

The Amex is in compliance with the commitments identified in the 2007 SEC Order.

*                *                *

The Amex is in compliance with commitments contained in section IV.B.f. of the [order issued by the SEC on September 11, 2000].”

Europe

Euronext operates exchanges in five European countries. Each of the Euronext exchanges and Eurnonext N.V. holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the finance ministry in the relevant European country. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to memoranda of understanding relating to the cash and derivatives markets.

The integration of Euronext’s trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext’s cash and derivatives markets, which contains a set of harmonized rules and a set of exchange-specific rules.

Regulation of Euronext

The regulatory framework in which Euronext operates is substantially influenced and partly governed by European directives in the financial services area. In November 2007, MiFID went into effect. MiFID is one of the key directives in the Financial Services Action Plan (“FSAP”), which was adopted by the EU in 1999 in order to create a single market for financial services by harmonizing the member states’ rules on securities, banking, insurance, mortgages, pensions and all other financial transactions.

The progressive implementation by European member states of the FSAP directives has enabled and increased the degree of harmonization of the regulatory regime for financial services, offering, listing, trading and market abuse. In addition, the implementation of MiFID by the European member states has resulted in a reinforcement of the regulators’ authority and control over market operators’ governance, shareholders and organization.

Group-Wide Supervision and Regulation

The national regulators of the Euronext exchanges are parties to two Memoranda of Understanding (“MOUs”) that provide a framework to coordinate their supervision of Euronext and of the markets operated by the Euronext group. Within the framework of the first MOU, Euronext’s regulators agreed to develop and implement a coordinated approach with respect to the supervision of the Euronext markets. Representatives of Euronext’s regulatory authorities meet in working groups on a regular basis in order to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulations.

At the time that Euronext was formed in 2000, Euronext N.V. received from the Dutch authorities a joint exchange license together with Euronext Amsterdam to operate regulated markets, which means that it is also subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, or “AFM”). Powers of the Dutch Minister of Finance and the AFM include a veto or approval rights over (i) the direct or indirect acquisition of more than 10% of the shares in a market operator, (ii) the appointment of the policy makers of the market operators, (iii) any mergers, cross-shareholdings and joint ventures, and (iv) any actions that may affect the proper operation of the Dutch exchanges.

National Regulation

Euronext’s European market operators hold licenses for operating the following EU regulated markets:

•	Euronext Amsterdam operates two regulated markets: one stock market (Euronext Amsterdam) and one derivatives market (Euronext Amsterdam Derivatives Market, i.e., the Amsterdam market of NYSE Liffe);

•	Euronext Brussels operates two regulated markets: one stock market (Euronext Brussels) and one derivatives market (Euronext Brussels Derivatives Market, i.e., the Brussels market of NYSE Liffe);

•	Euronext Lisbon operates two regulated markets: one stock market (Euronext Lisbon) and one derivatives market (Euronext Lisbon Futures and Options Market, i.e., the Lisbon market of NYSE Liffe);

•	Euronext Paris operates three regulated markets: one stock market (Euronext Paris) and two derivatives markets (MONEP and MATIF, i.e., the Paris market of NYSE Liffe); and

•

Liffe Administration and Management operates one regulated market, a derivatives market (the London International Financial Futures and Options Exchange, i.e., the London market of NYSE Liffe). Through the NYSE Liffe Clearing transaction, the London market of NYSE Liffe will become the central counterparty to trades on its market.

Each market operator also operates a number of markets that do not fall within the EU definition of “regulated markets.” Each market operator is subject to national laws and regulations pursuant to its market operator status.

Euronext Amsterdam

Operation of a regulated market in the Netherlands is subject to prior license by the Dutch Minister of Finance who may, at any time, amend or revoke this license if necessary to ensure the proper functioning of the markets or the protection of investors. The license may also be revoked for non-compliance with applicable rules. AFM, together with De Nederlandsche Bank, acts as the regulatory authority for members of Euronext Amsterdam, supervises the primary and secondary markets, ensures compliance with market rules and monitors clearing and settlement operations. The Dutch Minister of Finance also issues declarations of no objection in connection with the acquisition of significant shareholdings in the operator of a regulated market in the Netherlands.

Euronext Brussels

Euronext Brussels is governed by the Belgian Act of August 2, 2002 and is recognized as a market undertaking according to article 16 of the Act. The Act transferred to the Commission Bancaire, Financière et des Assurances (“CBFA”) some of the responsibility previously executed by the Brussels exchange (e.g., disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers). Euronext Brussels continues to be responsible for matters such as the organization of the markets and the admission, suspension and exclusion of members and has been appointed by law as a “competent authority” within the meaning of the Listing Directive.

Euronext Lisbon

Euronext Lisbon is governed by the Portuguese Decree of Law no. 357-C/2007, which, along with the Portuguese Securities Code and regulations of the Comissão do Mercado de Valores Mobilários (“CMVM”), govern the regime for regulated and non-regulated markets, market operators and all companies with related activities in Portugal. The creation of regulated market companies requires the prior authorization in the form of a decree from the Portuguese Minister of Finance, following consultation with the CMVM. The CMVM is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings.

Euronext Paris

Euronext Paris is governed by the French Monetary and Financial Code. Under the French Monetary and Financial Code, the French Minister of Finance has the authority to confer or revoke regulated market status upon recommendation of the Autorité des Marches Financiers (“AMF”) and following an opinion from the French Banking Commission (“Commission Bancaire”). Market status is granted if the market meets specific conditions for proper operation.

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

NYSE Liffe

LIFFE (Holdings) plc, a U.K. company, is governed by the U.K. Companies Acts of 1985, 1989 and 2006 (to the extent currently implemented). LIFFE (Holdings) has three principal regulated subsidiaries in the United Kingdom: Liffe Administration and Management, LIFFE Services Ltd. and Secfinex Ltd.

Liffe Administration and Management (the London market of NYSE Liffe) administers the markets for financial and commodity derivatives in London, which are overseen by the U.K. Financial Services Authority (“FSA”). In the United Kingdom, financial services legislation comes under the jurisdiction of Her Majesty’s Treasury, while responsibility for overseeing the conduct of regulated activity rests with the FSA. Liffe Administration and Management is designated as a recognized investment exchange pursuant to the U.K. Financial Services and Markets Act 2000.

LIFFE Services Ltd. is primarily a technology supplier and is governed by FSA regulations as a service company.

Secfinex Ltd is a majority owned subsidiary of LIFFE (Holdings). Its principal activity is the operation of an electronic trading facility for securities borrowing and lending. It is regulated by the FSA as an authorized person.

Additional National Regulation

The rules set forth below relating to the acquisition of an interest in a market operator apply to both direct and indirect acquisitions and, since NYSE Euronext indirectly holds 100% of its five European market operator subsidiaries, these rules also apply to the acquisition of an interest of the same size in NYSE Euronext. These rules are specific to market operators (and their holding companies) and are in addition to shareholder reporting rules applicable to listed companies generally.

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

•

Also under French law, any person or group of persons acting in a concerted manner who acquires Euronext Paris shares or voting rights in excess of 10%, 20%, 33 1/3%, 50% or 66 2/3% is required to inform Euronext Paris, which in turn must notify the AMF and make the information public. Any person acquiring direct or indirect control must obtain the prior approval of the Minister of Finance upon recommendation of the AMF.

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

Companies may apply for admission to listing in one or more jurisdictions in which a Euronext market is located. Since the introduction of the Single Order Book, the liquidity of the multi-listed companies in Amsterdam, Brussels and Paris is concentrated as each such company is given a single security code regardless of where it is listed. However, a single point of entry for issuers allows investors from other Euronext countries to have access to the order book as far as trading is concerned. The settlement processes may still differ among the various Euronext markets but are being integrated and harmonized within the Euroclear group settlement systems, with the exception of the Portuguese market for which settlement activities will continue to be performed by Interbolsa.

Trading and Market Monitoring

MiFID, the Market Abuse Directive, CESR standards and the Euronext Rulebooks all provide minimum requirements for monitoring of trading and enforcement of rules by Euronext as the operator of regulated markets. Euronext has set up a framework to organize market monitoring by which it:

•	monitors trading in order to identify breaches of the rules, disorderly trading conditions or conduct that may involve market abuse;

•	reports to the relevant national regulator of breaches of rules or of legal obligations relating to market integrity; and

•	monitors compliance with and enforces the Euronext Rulebooks.

Market surveillance and monitoring are implemented through a two-step process consisting of real time market surveillance and post-trade (i.e., “next day”) analysis of executed trades. In addition, Euronext ensures member compliance with its rules by conducting on site investigations and inspections.

Real time monitoring of the markets is performed by Cash Market Operations (“CMO”) and, for derivatives markets, by Liffe Market Services (“LMS”). CMO and LMS are the day-to-day first lines of contact for all market participants (members, issuers and regulators) in respect of operational issues. They monitor day-to-day activity and can take immediate action to maintain fair and orderly markets. This monitoring triggers preventative and immediate action when the functioning of the orderly market is threatened and market rules are not complied with.

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

CMO and LMS enforce all rules relating to trading activity on a real time basis. In this manner, suspected cases of market abuse are reported to the competent regulator (who is responsible for enforcing the Market Abuse Directive provisions in accordance with national laws and regulations) and possible infringements of Euronext rules are reported to the Market Integrity Department of Euronext.

The Market Integrity Department is also responsible for the conduct of on-site member inspections and investigations, and handles infringements of Euronext rules through enforcement action.

ITEM 1A.	RISK FACTORS

Risks Relating to Our Industry

We face intense competition and compete globally with a broad range of market participants for listings and trading volumes.

Our industry is highly competitive. We face significant competition for listings and trading of cash equities, exchange-traded funds, closed-end funds, structured products, futures, options and other derivatives. We expect competition in our industry to intensify. Increased competition from existing and new competitors could cause our exchanges to experience a decline in their share of listing and trading activity. Such a decline would mean that we would lose the associated transaction fees and proportionate share of market data fees, and could have increased pressure on our fee levels in order to remain competitive.

Recent trends towards the liberalization and globalization of world capital markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, global competition among listing venues, trading markets and other execution venues has become more intense. In addition, in the last several years the structure of the exchange sector has changed significantly through industry consolidation and demutualizations (in which an exchange converts from member ownership to for-profit status), trends that have contributed to a more intense competitive environment.

Our current and prospective competitors are numerous and include both traditional and non-traditional trading venues. These include regulated markets, electronic communications networks and other alternative trading systems, market makers, banks, brokers and other financial market participants. Some of these competitors are also among our largest customers. Regulatory changes enacted in the EU in 2007 facilitated the entry into our markets of MTFs that operate on a pan-European basis. In addition to increased competition from MTFs, we face significant and growing competition from financial institutions that have the ability to divert trading volumes from us. For example, banks and brokers may assume the role of principal and act as counterparty to orders originating from their customers, thus “internalizing” order flow that would otherwise be transacted on one of our exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their order flows, depriving our exchanges of potential trading volumes. We expect to face competition from new entrants into our markets, such as new MTFs and new initiatives sponsored by existing market participants such as banks and liquidity providers.

We compete with other market participants in a variety of ways, including the cost, quality and speed of trade execution, market liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to customers and listed companies, technological innovation and reputation. Our competitors may:

•	respond more quickly to competitive pressures, particularly if they are not subject to the same degree of regulatory oversight as we are;

•	develop products and services that are preferred by our customers;

•	price their products and services more competitively in order to gain market share;

•	develop and expand their network infrastructure and service offerings more efficiently;

•	utilize faster, more efficient technology;

•	consolidate and form alliances, which may give their markets greater liquidity, lower costs and better pricing than we will be able to offer;

•	market, promote and sell their products and services more effectively; and

•	better leverage their relationships with customers and alliance partners or better exploit brand names to market and sell their services.

Many of our current and prospective competitors have greater financial resources than we do, and many are subject to less burdensome regulation than we face. See “—Risks Relating to Regulation—We may face competitive disadvantages if we do not receive necessary regulatory approvals for new business initiatives.” If we fail to compete successfully, our business, financial condition and operating results may be adversely affected. For more information on the competitive environment in which we operate, see Item 1—“Business—Competition.”

Our industry is characterized by intense price competition.

Our industry is characterized by intense price competition. The pricing model for trade execution for equity securities has changed in response to competitive market conditions. Some of our competitors have recently lowered the fees that they charge and increased the liquidity payments (or rebates) they provide as an incentive for providers of liquidity in certain markets. In addition, we face price competition in the fees that we charge to list securities on our exchanges. It is likely that we will continue to experience significant pricing pressures, including as a result of continuing consolidations, and that some of our competitors will seek to increase their share of trading or listings by further reducing their transaction fees, by offering larger liquidity payments or by offering other forms of financial or other incentives. Our operating results could be adversely affected as a result of these factors. For example, we could lose a substantial percentage of our share of trading if we are unable to effectively compete on price, or our profit margins could decline if we reduce pricing in response. In addition, our competitors have in the past and may in the future engage in aggressive pricing strategies. Some competitors, especially those outside of the United States, have high profit margins in business areas in which we do not engage, which may enable them to execute these strategies. This environment could lead to loss of order flow and decreased revenues, and consequently could adversely affect our business, financial condition and operating results.

Current economic conditions could negatively impact our business, financial condition and operating results.

General economic conditions affect the overall level of trading activity and new listings in securities markets. As a result, our operations are directly affected by worldwide economic conditions and economic conditions prevailing in our markets. A significant portion of our revenue depends, either directly or indirectly, on transaction-based fees that, in turn, depend on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Adverse economic conditions may result in a decline in trading volume and demand for market data and a deterioration of the economic welfare of our listed companies, which may adversely affect our revenues and future growth. Declines in volumes may impact our market share or pricing structures. Poor economic conditions may also negatively impact new listings by reducing the number or size of securities offerings.

We also generate a significant portion of our revenues from listing fees, although this revenue has been declining in recent years. Poor economic conditions, industry-specific circumstances, capital market trends and regulatory requirements may also negatively impact new listings by reducing the number or size of securities offerings.

Recent global market and economic conditions have been difficult and volatile, in particular for financial services companies that are our most significant customers. While volatile markets can generate increased transaction volume, prolonged recessionary conditions can adversely affect trading volumes and the demand for market data, and can lead to slower collections of accounts receivable as well as increased counterparty risk. In the event of a significant and sustained decline in trading volumes, we would lose revenue, and our inability to quickly reduce infrastructure and overhead expenses would likely adversely affect our business, financial condition and operating results. In addition, we have experienced a decline in new listings and an increase in delistings of companies that no longer satisfy our continued listing standards, and these trends may continue.

Risks Relating to Our Business

Our share of trading in NYSE-listed securities has declined and may continue to decline.

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 60.5% in 2007 to 45.6% in 2008. If our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. Similarly, a lower trading share of NYSE-listed securities may cause issuers to question the value of an NYSE listing, which could adversely impact our listing business. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in NYSE-listed securities makes the NYSE’s market appear less liquid, then our business, financial condition and operating results could be adversely affected.

In addition, in the United States, the allocation of market data revenues among competing market centers is tied to trading share. A decline in NYSE trading share lowers the percentage of the NMS tape pool revenues from the Consolidated Tape Association and Unlisted Trading Privileges that NYSE keeps. Declines in our trading share could also adversely affect the growth, viability and importance of some of our market data products.

Our share of trading in Euronext-listed securities has declined and may continue to decline.

In Europe, MiFID, which went into effect in November 2007, promoted competition from alternative trading platforms, or MTFs. Subsequently, a number of MTFs have been launched, or will be launched during 2009. These platforms offer trading in the securities listed on Euronext and other European regulated markets and compete directly with us for market share. In 2008 our European execution business experienced a decline of 15% in market share and this decline may continue in 2009. If our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. If growth in our overall trading volume of Euronext-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in Euronext-listed securities makes the Euronext market appear less liquid, then our business, financial condition and operating results could be adversely affected.

Broad market trends and other factors beyond our control could significantly reduce demand for our services and harm our business, financial condition and operating results.

Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. We have no direct control over these variables. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. These variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including those described under “—Risks Relating to Our Industry—Current economic conditions could negatively impact our business, financial condition and operating results” and factors such as:

•	broad trends in business and finance, including industry-specific circumstances, capital market trends and the mergers and acquisitions environment;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among U.S. and non-U.S. markets if significant policy differences emerge among markets;

•	the perceived attractiveness, or lack of attractiveness, of the U.S. capital markets;

•	the perceived attractiveness, or lack of attractiveness, of the European capital markets; and

•	unforeseen market closures or other disruptions in trading.

If levels of activity on our exchanges are adversely affected by any of the factors described above or other factors beyond our control, then our business, financial condition and operating results could also be adversely affected.

Current economic conditions could make it difficult for us to finance our operations.

Companies in many different industries have recently found it difficult to borrow money from banks and other lending sources, and have also experienced difficulty raising funds in the capital markets. Continued instability in the financial markets, as a result of recession or otherwise, may affect our cost of capital and our ability to raise capital. Our ability to raise financing could be impaired if rating agencies, lenders or investors develop a negative perception of our long-term or short-term financial prospects, or of prospects for our industry. Although we do not currently anticipate substantial difficulties in accessing the bank lending and debt capital markets when needed, if difficult market conditions continue we cannot be sure that we will be able to obtain financing on acceptable terms or at all.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and are also tested when factors arise that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, such as a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our businesses. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. For instance, in 2008 we recorded a $1,590 million non-cash charge, primarily for the impairment of certain goodwill and indefinite-lived intangible assets, driven by adverse equity market conditions that caused a material decline in industry market multiples in the latter part of 2008, and lower estimated future cash flows of our European cash reporting unit as a result of increased competition which has caused a decline in our market share of cash trading in Europe, as well as pricing pressures following the November 2007 introduction of MiFID. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impairment of Goodwill, Intangible Assets and Other Assets.” If additional impairment charges are incurred, our financial condition and operating results could be adversely affected.

We face foreign currency exchange rate risk and other market risks.

Since we conduct operations in several different countries, including the United States and several European countries, substantial portions of our assets, liabilities, revenues and expenses are denominated in U.S. dollars, euros and pounds sterling. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates can materially affect our reported results. We may also experience other market risks, including changes in interest rates and in prices of marketable equity securities that we own. We may use derivative financial instruments to reduce certain of these risks. If our strategies to reduce these market risks are not successful, our financial condition and operating results could be adversely affected.

Any strategic transactions that we undertake may require significant resources, result in significant unanticipated costs or liabilities or fail to deliver anticipated benefits.

We have in the past and may continue to enter into business combination transactions, make acquisitions and enter into partnerships, joint ventures and other strategic investments or alliances, some of which may be material. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of increasing consolidation in the exchange sector and existing or potential future restrictions on foreign direct investments in some countries. Market conditions may limit our ability to use our stock as an acquisition currency. In addition, our bylaws require acquisitions, mergers and consolidations involving more than 30% of our aggregate equity market capitalization or value (or, under certain circumstances, transactions involving an entity whose principal place of business is outside of the United States and Europe) to be approved by two-thirds of our directors. These and other factors may adversely affect our ability to identify acquisition targets or strategic partners consistent with our objectives, or may make us less attractive as an acquiror or strategic partner.

We cannot be sure that we will complete any business combination, acquisition, partnership, joint venture or strategic investment or alliance that we announce. Completion of these transactions is usually subject to closing conditions, including regulatory approvals, over which we have limited or no control. Even if we do succeed in completing a transaction, the process of integration may produce unforeseen operating difficulties and expenses and may absorb significant attention of management that would otherwise be available for the ongoing development of the business. In addition, in connection with any such transaction, we may issue shares of our stock that dilute our existing stockholders, expend cash, incur debt, assume contingent liabilities or incur other expenses, any of which could harm our business, financial condition or operating results.

We cannot be sure that we will recognize the anticipated benefits of any transaction we undertake, such as any expected cost savings, growth opportunities, synergies or improvements in our competitive profile. For example, we previously announced that we expect the combination of the NYSE Group and Euronext to achieve $250 million in annualized run rate cost savings by the fourth quarter of 2010 and that we expect the acquisition of NYSE Amex to achieve annualized run-rate cost savings in excess of $100 million by the end of 2009. While we fully expect to achieve these cost savings and synergies, there can be no assurance that we will achieve these savings and synergies in the time currently expected, or at all. A variety of factors, including unanticipated difficulties integrating our existing technology platforms onto our UTP, regulatory changes, competitive developments, labor conflicts and litigation, currency fluctuations and inflation, may adversely affect any anticipated cost savings, revenue potential or other anticipated benefits. The anticipated benefits of a particular transaction may not be realized fully, or may take longer to realize than expected.

We cannot direct the actions of strategic partners or joint ventures that we do not control. We are generally unable to cause dividends or distributions to be made to us from the entities in which we have a minority investment or to direct the management of such entities. Some of our investments may entail particular risks, including the possibility that a partner, majority investor or co-venturer may have different interests or goals, and may take action contrary to our instructions, requests, policies or business objectives, any and all of which could adversely impact our brand name and reputation. Also, our minority positions generally will be illiquid due to regulatory impediments to sale or because the market for them is limited. If we are unable to successfully maximize the benefits of our strategic investments and joint ventures, our business, financial condition and operating results could be adversely affected.

We face risks when entering into or increasing our presence in markets where we do not currently compete or entering into new business lines.

We may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties. We may also enter into newly developing arenas of competition, such as MTFs in Europe, where less regulated competitors exist and demand for such services is subject to uncertainty. As a result, demand and market acceptance for our products and services within these markets will be subject to a high degree of uncertainty and risk. We may be unable to enter into or increase our presence in these markets and compete successfully.

We also expect to expand into the commercial technology business as a part of our business strategy. Our experience in this line of business is limited and demand and market acceptance for our products and services within this line of business will be subject to a high degree of uncertainty and risk and we may be unable to compete successfully with more experienced market participants.

Our business may be adversely affected by risks associated with clearing activities.

Our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe, is expected to take full responsibility for clearing activities in our London derivatives market during the first half of 2009, subject to regulatory approval. As a result, the London Market of NYSE Liffe will become the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and will outsource certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe will have credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the market turmoil and tightening credit markets, including bankruptcy and failure. NYSE Liffe will offset its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet will provide clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet will be responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe will maintain policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default. We may also in the future expand our clearing operations to other markets and financial products, which would increase our exposure to these types of risks. See Item 1—“Business—Products and Services—Order Execution—Europe—Derivatives Trading—Clearing and Settlement.”

We operate in a business environment that continues to experience significant and rapid technological change.

Technology is a key component of our business strategy, and we regard it as crucial to our success. We seek to offer market participants a comprehensive suite of best-in-class technology solutions in a centralized environment, including successfully transitioning to our UTP on a global basis and implementing our global data center strategy. However, we operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, capacity, accessibility and features of our trading platforms, software, systems and technologies. Our success will depend, in part, on our ability to:

•	develop and license leading technologies;

•	enhance existing trading platforms and services and creating new platforms and services;

•	respond to customer demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop existing technology and to adapt to and manage emerging technologies.

The development and expansion of electronic trading and market data related technologies entail significant technological, financial and business risks. Any failure or delay in exploiting technology, or failure to exploit technology as effectively as competitors, could adversely affect our business, financial condition and operating results.

The adoption of new technologies or market practices may require us to devote additional resources to improve and adapt our services. For example, the growth of algorithmic and so called “black box trading” requires us to increase systems and network capacity to ensure that increases in message traffic can be accommodated without adverse effect on system performance. Keeping pace with these ever increasing requirements can be expensive, and we cannot be sure that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could adversely affect our business, financial condition and operating results. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

Our reliance on third parties to perform certain clearing and regulatory services could adversely affect our business if these third parties fail to perform their obligations.

We rely on third parties for certain clearing and regulatory services. For example, we are dependent on LCH.Clearnet to provide a clearing guarantee and manage related risk functions for NYSE Liffe in connection with clearing on our NYSE Liffe London market. We also rely on the services of Euroclear for settling transactions on our European cash markets (except in Portugal). Additionally, we have a contractual arrangement with FINRA pursuant to which FINRA performs certain regulatory functions on our behalf. To the extent that either LCH.Clearnet, Euroclear or FINRA experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

Insufficient systems capacity and systems failures could adversely affect our business.

Our business depends on the performance and reliability of complex computer and communications systems. Heavy use of our platforms and order routing systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Our U.S. systems capacity requirements could grow significantly in the future as a result of a variety of factors, including changes in the NYSE market and growth in our options trading business. Our failure to maintain systems or to ensure sufficient capacity may also result in a temporary disruption of our regulatory and reporting functions.

We have experienced systems failures in the past, and it is possible that we will experience systems failures in the future. Systems failures could be caused by, among other things, periods of insufficient capacity or network bandwidth, power or telecommunications failures, acts of God or war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events over which we have little or no control. We also rely on third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business. In addition, our systems may be adversely affected by failures of other trading systems, as a result of which we may be required to suspend trading activity in particular securities or, under certain circumstances, unwind trades.

If we cannot expand system capacity to handle increased demand, or if our systems otherwise fail to perform and we experience disruptions in service, slower response times, or delays in introducing new products and services, then we could incur reputation damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.

Our networks and those of our third-party service providers may be vulnerable to security risks.

The secure transmission of confidential information over public and other networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully access and use our information or our customers’ information, or cause interruptions or malfunctions in our operations. Our security measures are costly, and may prove to be inadequate. This could cause us to incur reputation damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.

We may be at greater risk from terrorism than other companies.

Given our position as the world’s leading market, our prominence in the global securities industry, and the concentration of many of our properties and personnel in U.S. and European financial centers, including lower Manhattan, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations, or other extremist organizations that employ threatening or harassing means to achieve their social or political objectives.

It is impossible to predict the likelihood or impact of any terrorist attack on the securities industry generally or on our business. In the event of an attack or a threat of an attack, our security measures and contingency plans may be inadequate to prevent significant disruptions in our business, technology or access to the infrastructure necessary to maintain our business. For example, if part or all of our primary data center facilities become inoperable, our disaster recovery and business continuity planning practices may not be sufficient and we may experience a significant delay in resuming normal business operations. For a discussion of some of our security measures and contingency plans, see Item 2—“Properties—Security Measures and Contingency Plans.” Damage to our facilities due to terrorist attacks may be significantly in excess of insurance coverage, and we may not be able to insure against some damage at a reasonable price or at all. The threat of terrorist attacks may also negatively affect our ability to attract and retain employees. In addition, terrorist attacks may cause instability or decreased trading in the securities markets, including trading on exchanges. Any of these events could adversely affect our business, financial condition and operating results.

Damage to our reputation could adversely affect our business.

One of our competitive strengths is our strong reputation and brand name. Our reputation could be harmed in many different ways, including by regulatory, governance or technology failures or the activities of members or listed companies whom we do not control. Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges. Any of these events could adversely affect our business, financial condition and operating results.

The loss of key personnel could adversely affect our business.

We depend upon the contributions of our senior management team and other key employees. If one or more of these executives, or other key employees, were to cease to be employed by us, we could be adversely affected. In particular, our ability to execute our business strategy could be impaired if we are unable to replace such persons in a timely manner.

A failure to protect our intellectual property rights, or allegations that we have infringed on the intellectual property rights of others, could adversely affect our business.

We own or license rights to a number of trademarks, service marks, trade names, copyrights and patents that we use in our business. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps taken may be inadequate to deter misappropriation of our intellectual property. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, defending our intellectual property rights may require significant financial and managerial resources, the expenditure of which may adversely affect our business, financial condition and operating results.

Third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies, trademarks or other intellectual property. Some of our competitors currently own patents and have actively been filing patent applications in recent years, some of which may relate to our trading platforms and business processes. As a result, we may face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

We are subject to significant litigation risks and other liabilities.

Many aspects of our business involve litigation risks. These risks include, among others, potential liability from disputes over terms of a securities trade or from claims that a system or operational failure or delay caused monetary losses to a customer, as well as potential liability from claims that we facilitated an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. Although aspects of our business are protected by regulatory immunity, we could nevertheless be exposed to substantial liability under U.S. federal and state laws and court decisions, laws and court decisions in the other countries where we operate, as well as rules and regulations promulgated by the SEC, CFTC or European and other regulators. We could incur significant expenses defending claims, even those without merit. In addition, an adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. For a discussion of certain legal claims against us, see Item 3—“Legal Proceedings.”

Perceptions about the legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. exchanges.

Our U.S. exchanges compete for listings of securities of both U.S. and non-U.S. companies. However, the legal and regulatory environment in the United States, and market perceptions about that environment, may make it difficult for our U.S. exchanges to compete with non-U.S. exchanges for listings. For example, the Sarbanes-

Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. companies with securities listed on a U.S. exchange. Significant resources are necessary for companies to comply with the requirements of the Sarbanes-Oxley Act, and we believe this has had an adverse impact on the ability of our U.S. exchanges to attract and retain listings. In this regard, the number of U.S. companies that have chosen to list shares exclusively on a non-U.S. exchange has increased in recent years. At the same time, both U.S. and non-U.S. companies are increasingly seeking to access the U.S. capital markets through private transactions that do not involve listing on a U.S. exchange, such as through Rule 144A transactions directed exclusively to mutual funds, hedge funds and other large institutional investors. While our European exchanges are not subject to some of the same perceptions that exist about our U.S. exchanges, U.S. and non-U.S. companies that choose not to list on one of our U.S. exchanges may not list on a Euronext exchange.

The SEC and the Public Company Accounting Oversight Board have taken steps to address some of these concerns through initiatives that include revisions to the rules relating to internal control over financial reporting established under Section 404 of the Sarbanes-Oxley Act, rules that facilitate the delisting and deregistration of securities issued by some non-U.S. companies, and rules that exempt some non-U.S. companies from U.S. GAAP reconciliation requirements. It is unclear whether U.S. or non-U.S. companies will exhibit greater interest in accessing the U.S. public markets as a result of these changes. Moreover, the rules facilitating a non-U.S. company’s ability to delist its securities and exit the U.S. public company reporting system may make it more difficult for us to retain listings of non-U.S. companies, and may diminish the perception of our U.S. exchanges as premier listing venues, which could adversely affect our business, financial condition and operating results.

Provisions of our organizational documents and Delaware law may delay or deter a change of control.

Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control, or an acquisition proposal, that our stockholders might consider favorable. These include provisions:

•	vesting our board of directors with sole power to set the number of directors;

•	limiting the persons that may call special stockholders’ meetings;

•	limiting stockholder action by written consent;

•	requiring supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and bylaws;

•

restricting any person (either alone or together with its related persons) from voting or causing the voting of shares of stock representing more than 10% of our outstanding voting capital stock (including as a result of any agreement by any other persons not to vote shares of stock); and

•

restricting any person (either alone or together with its related persons) from beneficially owning shares of stock representing more than 20% of the outstanding shares of any class or series of our capital stock.

In addition, our board of directors has the authority to issue shares of preferred stock in one or more series and to fix the rights and preferences of these shares without stockholder approval. Any series of preferred stock is likely to be senior to our common stock with respect to dividends and liquidation rights. The ability of our board of directors to issue preferred stock could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

Finally, as a Delaware corporation, we are subject to Section 203 of the General Corporation Law of the State of Delaware. Subject to specific exceptions, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the time the person became an interested stockholder, unless:

•

the business combination, or the transaction in which the stockholder became an interested stockholder, is approved by our board of directors prior to the time the interested stockholder attained that status;

•

upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding those shares owned by persons who are directors and also officers and by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

•

at or after the time a person became an interested stockholder, the business combination is approved by our board of directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

“Business combinations” include mergers, asset sales and other transactions resulting in a financial benefit to the interested stockholder. Subject to various exceptions, in general an “interested stockholder” is a person that, together with his or her affiliates and associates, owns, or within three years did own, 15% or more of our outstanding voting stock. Section 203 could have the effect of discouraging unsolicited acquisition proposals, thus adversely affecting the market price of our common stock.

The market price of our common stock may be volatile.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earning estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of other companies;

•	developments in our industry; and

•	general economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

Risks Relating to Regulation

We operate in a highly regulated industry and may be subject to censures, fines and other legal proceedings if we fail to comply with our legal and regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation. The securities industry is subject to extensive governmental regulation and could become subject to increased regulatory scrutiny. As a matter of public policy, these regulations are designed to safeguard the integrity of the securities and other financial markets and to protect the interests of investors in those markets. The SEC and CFTC regulate our U.S. exchanges and have broad powers to audit, investigate and enforce compliance with their rules and regulations and impose sanctions for non-compliance. European regulators have similar powers with respect to our exchanges in their respective countries. As the scope of our business expands, we may also become subject to oversight by other regulators. As a result of the current market conditions, recent nationalizations and bailouts, there might be increasing demand for more regulation and stricter oversight which could cause excessive regulatory burdens. Our ability to comply with applicable laws and rules will largely depend on our establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel.

Both the US regulators and the European regulators are vested with broad enforcement powers over exchanges in their respective jurisdictions, including powers to censure, fine, issue cease-and-desist orders, prohibit an exchange from engaging in some of its operations or suspend or revoke an exchange’s recognition, license or registration. In the case of actual or alleged noncompliance with regulatory requirements, our exchanges could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of an exchange’s recognition, license or registration. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and could adversely affect our business, financial condition and operating results.

We may face competitive disadvantages if we do not receive necessary or timely regulatory approvals for new business initiatives.

We currently operate three U.S. registered national exchanges and one DCM. Pursuant to U.S. laws and regulations, these exchanges are responsible for regulating their member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of their member organizations and the individuals associated with them. Changes to the rules of the U.S. registered securities exchanges are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our U.S. exchanges, to the extent affecting the activities of these exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our or our U.S. exchanges’ organizational documents or rules.

We also operate exchanges in France, Belgium, Portugal, the Netherlands and the United Kingdom. Regulators in each of these countries regulate exchanges through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of such exchanges and individuals associated with them. All of our initiatives in these jurisdictions with regulatory implications must be approved by the relevant authorities in each of these countries, as well as by the coordinating bodies set up under the Euronext regulators’ memoranda of understanding. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our European exchanges, to the extent affecting the activities of these exchanges, may also require approvals. We may from time to time seek to engage in new business activities, some of which may require changes to our or our European exchanges’ organizational documents or rules.

Any delay or denial of a requested approval could cause us to lose business opportunities or slow our ability to integrate our different markets. Our competitive position could be significantly weakened if our competitors are able to obtain regulatory approval for new functionalities faster, or with less cost or difficulty, than we are, or if approval is not required for our competitors but is required for us. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as we seek to expand our product base, we could become subject to the oversight of additional regulatory bodies.

An “extraterritorial” change of law may adversely affect our business and, under certain special arrangements, our rights to control a substantial portion of our assets.

We operate exchanges and regulated markets in various jurisdictions and thus are subject to a variety of laws and regulations. Although we do not anticipate that there will be a material adverse application of European laws to our U.S. exchanges, or a material adverse application of U.S. laws to our European exchanges, the possibility of such an occurrence cannot be ruled out entirely. If this were to occur, and we were not able to effectively mitigate the effects of such “extraterritorial” application, our affected exchanges could experience a reduction in the number of listed companies or business from other market participants, or our business could otherwise be adversely affected.

In addition, in connection with obtaining regulatory approval of the merger between NYSE and Euronext, we implemented certain special arrangements consisting of two standby structures, one involving a Dutch foundation and one involving a Delaware trust. The Dutch foundation is empowered to take actions to mitigate the adverse effects of any potential changes in U.S. law that have certain extraterritorial effects on the European regulated markets of NYSE Euronext, and the Delaware trust is empowered to take actions to ameliorate the adverse effects of any potential changes in European law that have certain extraterritorial effects on our U.S. exchanges. These actions include the exercise by the foundation or the trust of potentially significant control over our European or the U.S. Operations, as the case may be. Although the Dutch foundation and the Delaware trust are required to act in our best interest, subject to certain exceptions, and any remedies implemented may be implemented only for so long as the effects of the material adverse application of law persist, we may, as a result of the exercise of such rights, be required to transfer control over a substantial portion of our business and assets to the direction of the trust or of the foundation. Any such transfer of control could adversely affect our ability to implement our business strategy and operate on an integrated and global basis, which could adversely affect our business, financial condition and operating results.

Regulatory changes or future court rulings may have an adverse impact on our ability to derive revenue from market data fees.

Regulatory developments could reduce the amount of revenue that we obtain from market data fees. With respect to our U.S. exchanges, the ability to assess fees for market data products is contingent upon receiving approval from the SEC. There continue to be opposing industry viewpoints as to the extent that we should be able to charge for market data, and it is conceivable that the SEC could undertake an examination of exchange market data fees. If such an examination is conducted, and the results are detrimental to our U.S. exchanges’ ability to charge for market data, there could be a negative impact on our revenues. In November 2004, the SEC proposed corporate governance, transparency, oversight and ownership rules for registered national exchanges and other SROs and issued a concept release examining the efficacy of self-regulation. The concept release also solicited public comment concerning the level of market data fees, following several years of claims from some competitors and data intermediaries that market data fees and revenues are excessive. We cannot predict whether, or in what form, any regulatory changes will take effect, or their impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to take a more active role in the market data rate-setting process, or to reduce the current levels of market data fees could have an adverse effect on our market data revenues.

Our European exchanges are currently authorized to sell trade information on a non-discriminatory basis at a reasonable cost. This regulatory position could be modified or interpreted by the European Commission or future European court decisions in a manner that could have an adverse effect on our European market data revenues.

Conflicts of interest between our for-profit status and our regulatory responsibilities may adversely affect our business.

We are a for-profit business with regulatory responsibilities. In some circumstances, there may be a conflict of interest between the regulatory responsibilities of certain of our exchanges and some of their respective member organizations and customers. Any failure by one of our exchanges with self-regulatory responsibility to diligently and fairly regulate its member organizations or to otherwise fulfill its regulatory obligations could significantly harm our reputation, prompt regulatory scrutiny and adversely affect our business, financial condition and operating results.

NYSE Regulation, our wholly-owned not-for-profit subsidiary, performs market surveillance of our SEC regulated U.S. exchanges and related enforcement activities and enforces listed company compliance with applicable standards. Similarly, Euronext is responsible for monitoring trading and enforcing Euronext rules. Conflicts of interest may exist when a for-profit entity, such as NYSE Euronext, also functions as the operator of a regulated exchange. The for-profit entity’s goal of maximizing stockholder value might conflict with the exchange’s responsibilities as a regulator of its member and listed companies. Conflicts also arise when a company lists its securities on an exchange that it owns. The listing of our common stock on the NYSE and Euronext could potentially create a conflict between the exchanges’ regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and the exchanges’ commercial and economic interest, on the other hand. While NYSE Euronext has implemented structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful. For a discussion of some of these structural protections, see Item 1—“Business—Regulation—United States—NYSE Regulation—Structure, Organization and Governance of NYSE Regulation.”

Our obligation to fund NYSE Regulation limits our ability to reduce our expenses or use our cash in other ways.

NYSE Regulation has undertaken to perform the regulatory functions of our SEC regulated U.S. exchanges. These exchanges are required to allocate significant resources to NYSE Regulation. In addition, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. The obligation to fund NYSE Regulation could limit our ability to reduce our expense structure, and could limit our ability to invest in or pursue other opportunities that may be beneficial to our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

Our headquarters are located in New York City, where the NYSE trading floor runs throughout 11 Wall Street and 20 Broad Street. Euronext’s registered office is located at Beursplein 5, 1012 JW Amsterdam, the Netherlands. We maintain other offices throughout the United States, Europe and Asia. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
United States

11 Wall Street New York, New York	Owned	N/A	370,000 sq. ft.

20 Broad Street New York, New York	Leased(1)	2016	259,300 sq. ft.(2)

14 Wall Street New York, New York	Leased	2011	21,500 sq. ft.(3)

30 Broad Street New York, New York	Leased	2013	14,000 sq. ft.

2 Metrotech Center Brooklyn, New York	Leased	2010	434,000 sq. ft.

1600 MacArthur Blvd. Mahwah, New Jersey	Leased	2029	396,000 sq. ft.

55 Water Street New York, New York	Leased	2012	123,000 sq. ft.

100 South Wacker Drive Chicago, Illinois	Leased	2014(4)	75,000 sq. ft.

220 Montgomery Street San Francisco, California	Leased	2014	42,923 sq. ft.

Europe

5 Beursplein Amsterdam, the Netherlands	Owned	N/A	155,592 sq. ft.

39 Rue Cambon Paris, France	Leased	2015	145,496 sq. ft.

28 Place de la Bourse Paris, France	Leased	2009	154,430 sq. ft.

6-8 Boulevard Haussman Paris, France	Leased	2011	137,241 sq. ft.

153 Avenue Jean Jaures Paris, France	Leased	2010	11,614 sq. ft.

1 Cousin Lane London, United Kingdom	Leased	2022	91,515 sq. ft.

25 Bank Street London, United Kingdom	Leased	2013	39,719 sq. ft.

315 Cranes Farm Road Basildon, United Kingdom	Owned	N/A	315,000 sq. ft.

42 Dublin Road Belfast, Ireland	Leased	2009	4,004 sq. ft.

2/36 Venture Gate Belfast, Ireland	Leased	2009	4,101 sq. ft.

1 Place de la Bourse/Beursplein Brussels, Belgium	Leased	99 year lease	127,606 sq. ft.

196 Avenida da Liberdade Lisbon, Portugal	Leased	2015(5)	12,981 sq. ft.

(1)	We own the land underlying the office building, which has been leased to the owner of the office building for a term that is anticipated to expire in 2081.

(2)	Does not include 88,700 sq. ft. subleased to a third party.

(3)	Does not include 54,500 sq. ft. subleased to a third party. Includes 11,000 sq. ft. that we occupy pursuant to a sublease expiring in 2010.

(4)	Includes 4,700 sq. ft. that expires in 2009, but is currently in the renewal process to extend to the 2014.

(5)	We have the option to extend the leases on this property for subsequent five-year terms.

Following the NYSE Amex acquisition, we also own a building at 86 Trinity Place in New York, New York, which we are required to sell in accordance with the NYSE Amex merger agreement. Following such sale, we will be required to issue to certain former NYSE Amex members a number of shares of our common stock equal to the net proceeds of such sale, if any, divided by the volume weighted average price of our common stock during the 15 trading day period prior to such sale.

We believe the facilities we own or occupy are adequate for the purposes for which they are currently used and are well-maintained.

Security Measures and Contingency Plans

We have implemented numerous security measures to reduce our vulnerability to terrorist and extremist attacks, including, among other things:

•	deploying a universal security badge access system at all major locations in the United States, Europe and Asia;

•	establishing a wide perimeter security zone in the vicinity of the premises housing the NYSE trading floor in New York, manned constantly by armed security personnel;

•	requiring physical and x-ray magnetometer inspections of all incoming persons, mail, packages and parcels into NYSE’s premises;

•	requiring that all messengers delivering mail, packages or parcels to the NYSE complex be screened;

•	requiring unified photo ID badges for all visitors and employees;

•	maintaining continuous closed-circuit television monitoring and recording of exterior and interior areas where permitted by local law;

•	appointing a Director of Security/Europe to evaluate and monitor our security measures for our European sites, in conjunction with local authorities; and

•	x-ray inspections of mail, packages and parcels at major European locations.

We continually review these security measures to ensure that they remain effective.

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

We are party to a number of legal proceedings, as described below:

In re NYSE Specialists Securities Litigation

In 2003 the California Public Employees’ Retirement System (“CalPERS”) filed a class action complaint, later consolidated with related actions, in the U.S. District Court for the Southern District of New York (“Southern District”) against the NYSE, NYSE specialist firms, and others, alleging various violations of federal securities laws and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003, and seeking unspecified money damages. In 2005 the district court granted the NYSE’s motion to dismiss, holding that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function, and thus dismissed all the claims asserting that the NYSE had failed to effectively regulate specialists during the relevant period. The district court also held that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”).

In 2007 the Second Circuit issued an opinion affirming in part, and vacating and remanding in part, the district court’s decision. The Second Circuit upheld the district court’s ruling as to the NYSE’s self-regulatory immunity, but vacated the district court’s holding that the plaintiffs lacked standing to assert their claims that the NYSE made false and misleading statements. The appeals court remanded the matter to the district court for consideration of other grounds for dismissal that the NYSE had asserted in its motion to dismiss, including the plaintiffs’ failure to allege reliance or loss causation. Further proceedings in the district court have not been scheduled.

Grasso Litigation

As previously reported, in 2004 the New York Attorney General (“NYAG”) filed a lawsuit in New York Supreme Court against Richard A. Grasso, the NYSE’s former chairman and chief executive officer, and the NYSE. Mr. Grasso subsequently asserted claims against the NYSE for defamation and breach of contract. In 2006, the court granted the summary judgment motion of the NYSE and dismissed all of Mr. Grasso’s claims against the NYSE. In 2008, the claims asserted by the NYAG against Mr. Grasso were dismissed. On July 31, 2008, a stipulation was filed in which the NYAG, Mr. Grasso and the NYSE agreed that no party would appeal the July 1, 2008 decision of the Appellate Division of the Supreme Court which, among other things, affirmed the dismissal of Mr. Grasso’s claims against the NYSE.

In addition to the matters described above, we are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on our operating results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2008.

ITEM 4A.	EXECUTIVE OFFICERS OF NYSE EURONEXT

Set forth below is information regarding our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Name	Age	Title
Duncan L. Niederauer	49	Chief Executive Officer and Director
Jean-François Théodore	62	Deputy Chief Executive Officer and Director
Michael S. Geltzeiler	50	Group Executive Vice President and Chief Financial Officer
Roland Bellegarde	47	Group Executive Vice President and Head of European Execution*
Andrew T. Brandman	39	Senior Vice President and Head of Integration and Business Operations
Bruno Colmant	47	Deputy Chief Financial Officer and Head of European Affairs and Belgium Markets
Philippe Duranton	48	Group Executive Vice President and Global Head of Human Resources*
Hugh Freedberg	63	Group Executive Vice President and Head of Global Derivatives*
John K. Halvey	48	Group Executive Vice President and General Counsel
Serge Harry	49	Executive Vice President and Deputy Head of Strategy
Catherine R. Kinney	56	Group Executive Vice President and Head of Global Listings*
Lawrence Leibowitz	48	Group Executive Vice President and Head of U.S. Markets and Global Technology*
Miguel Athayde Marques	53	Executive Vice President and Head of Portuguese Market
Joost van der Does de Willebois	50	Executive Vice President and Head of Amsterdam Market and Corporate Communications
Richard G. Ketchum	58	Chief Executive Officer of NYSE Regulation, Inc.

*	In January 2008, our board of directors realigned the titles of certain of our executive officers with primary responsibility for certain business functions such that, effective January 1, 2008, each of these officers was designated as a Group Executive Vice President.

Duncan L. Niederauer. Mr. Niederauer was appointed chief executive officer and director of NYSE Euronext, effective December 1, 2007, after joining NYSE Euronext in 2007 as a member of the Management Committee. Mr. Niederauer also serves on the boards of NYSE Group and Euronext N.V. Mr. Niederauer was previously a partner at The Goldman Sachs Group, Inc. (United States) (“GS”) where he held many positions, among them, co-head of the Equities Division execution services franchise and the managing director responsible for Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg L.P.). Mr. Niederauer joined GS in 1985. From 2002 until his resignation in 2004, Mr. Niederauer also served on the board of managers of Archipelago Holdings, LLC (United States). Mr. Niederauer also serves on the board of trustees for Colgate University.

Jean-François Théodore. Mr. Théodore has served as deputy chief executive officer and a director of NYSE Euronext since 2007. He has been the chief executive officer and chairman of the managing board of Euronext since its creation in 2000. He started his career with the French Treasury (Direction du Trésor) at the Ministry of Economy and Finance from 1974 to 1990, serving as assistant head of the State Holdings Bureau. He was then seconded for two years to Crédit National. On his return to the Treasury, he was successively appointed Head of the “African States—Franc Zone” Bureau, and head of the Foreign Investment Bureau. In 1984, Mr. Théodore was appointed deputy director in charge of the Banking Department; in 1986, he was appointed deputy director in charge of the Investments, Public Corporations Department, and in 1990, he became chief executive officer of ParisBourse SBF S.A. He presided over the International Federation of Stock Exchanges (FIBV) for two years (1993-1994), and served as president of the Federation of European Stock Exchanges (1998-2000). Mr. Théodore previously served as chairman of the supervisory board of Atos Euronext Market Solutions Holdings S.A.S and as a Director of Euroclear plc and LCH.Clearnet.

Michael S. Geltzeiler. Mr. Geltzeiler has served as group executive vice president and chief financial officer since 2008. Most recently, he served as President, School & Educational Services for The Reader’s Digest Association. He was the organization’s CFO and Senior Vice President from 2001 to 2007. In 2005, Mr. Geltzeiler’s responsibilities were expanded to also include oversight for global operations and information technology. While at ACNielsen Corporation from 1995 to 2001, Mr. Geltzeiler served as CFO, SVP & Controller, and CFO for ACNielsen Europe, Middle East & Africa. He held a variety of positions in corporate finance in America and abroad while at The Dun & Bradstreet Corporation from 1980 to 1995. Mr. Geltzeiler serves on the Euronext Supervisory Board and the NYSE Foundation and has served on the boards of ProQuest, the Madison Square Boys and Girls Club, and Westchester County Association. He earned an MBA in Finance from the Stern School of Business of New York University, with CPA Certification in the State of New York, and holds a BS in Accounting from the University of Delaware.

Roland Bellegarde. Mr. Bellegarde has served as group executive vice president and head of Cash Markets since 2007. In that capacity, he is responsible for managing market operations for the four Euronext markets and handling product development and user relations on the buy side and sell side. Mr. Bellegarde previously served as head of cash trading from 2000 until 2007, and has been leading the process to integrate the NSC trading platform across the Euronext markets. As such, he has defined and developed the global Euronext market model for securities trading. From 1998 to 2000, Mr. Bellegarde served as head of cash and derivatives markets—ParisBourse. From 1995 to 1998, he served as head of cash markets—ParisBourse. Prior to that, from 1993 to 1995, he designed the functionalities of the NSC trading systems, which operated on all Euronext markets until the recent introduction of the Universal Trading Platform in 2009. He is also a member of the boards of BlueNext S.A., Secfinex Limited, GEIE Luxembourg, Metnext SAS, and also serves as chairman of Prime Source and of SmartPool Holdings Limited.

Andrew T. Brandman. Mr. Brandman has served as senior vice president and head of Integration and Business Operations since 2007 and was appointed a member of the management committee in 2007. In this role, he coordinates aspects of the execution of our corporate strategy including all aspects of the integration processes and global expense management. Mr. Brandman is also involved in the examination of acquisition alternatives and other business development initiatives in the United States and Europe. Mr. Brandman is also responsible for global sourcing, real estate and general services. Mr. Brandman also serves on the board of the NYSE Foundation. Prior thereto, Mr. Brandman served as a senior vice president and vice president of NYSE Group in related roles. Prior to joining the NYSE in 2004, Mr. Brandman was a director at Credit Suisse First Boston’s Infrastructure group from 2000 to 2004 where he headed strategic projects such as IT infrastructure outsourcing and cost transparency, and was the technology lead for CSFB’s divestiture of Pershing. Prior to CSFB, Mr. Brandman was with Banco Santander Central Hispano as chief of staff for the Global Fixed Income and Treasury Division. From 1991 to 1997, he held various positions at Union Bank of Switzerland.

Bruno Colmant. Mr. Colmant has served as head of European Affairs and Belgium Markets since 2007 and as deputy chief financial officer since 2007. Prior to joining NYSE Euronext, he served as the chief of staff of the Minister of Finance in Belgium from 2006 to 2007. From 2004 to 2006, Mr. Colmant served on the executive committee and board of directors of ING Group—Belgium. From 2002 to 2004, Mr. Colmant was the chief executive officer for ING Group—Luxembourg. He also serves on many industry boards and committees, including the Belgian Governance Institute and the Association Belge des Administrateurs.

Philippe Duranton. Mr. Duranton has served as group executive vice president and global head of Human Resources since 2008. Prior to joining NYSE Euronext, Mr. Duranton had been senior vice president of human resources for Cognos Inc., a world leader in business intelligence and performance management solutions, from 2007 until 2008. From 2003 to 2006, he was executive vice president for GEMPLUS, a digital security provider. Prior to these positions, Mr. Duranton served in senior human resources positions at Vivendi Universal TV and Film Group and Thales, a leader in defense aerospace, security and services.

Hugh Freedberg. Mr. Freedberg has served as group executive vice president and head of Global Derivatives since 2007. He has served as chief executive of NYSE Liffe since 1998. Mr. Freedberg began his career in financial services in 1975 at American Express, where he started as marketing and sales director before being appointed general manager. In 1986, he joined Salomon Inc. as chief executive of The Mortgage Corporation. In 1990, he became an executive director at TSB and chief executive of the Insurance and Investment Services Division, after which, in 1991 he was appointed chief executive of the Hill Samuel Group. Other positions he held at TSB Group included deputy chief executive of TSB Group from 1991 to 1996 and a director of Macquarie Bank from 1994 to 1996. From 1996 to 1998, he was a managing partner at Korn Ferry International. Mr. Freedberg also served as a member of the supervisory boards of AtosEuronext SBF S.A. (2004 to 2005) and Atos Euronext Market Solutions Holding S.A.S. (2005 to 2007). On February 25, 2009, Mr. Freedberg announced his intention to retire from NYSE Euronext effective May 1, 2009.

John K. Halvey. Mr. Halvey has served as group executive vice president and general counsel of NYSE Euronext since 2008. Prior to joining NYSE Euronext in 2008, Mr. Halvey was a corporate partner with the international law firm of Milbank, Tweed, Hadley & McCloy, LLP from 1994 to 1999 and from 2001 to 2008. From 1999 to 2001, Mr. Halvey was executive vice president of Safeguard Scientifics, Inc. Mr. Halvey has practiced in all areas of corporate, technology and intellectual property law, with particular emphasis on information technology and business process related transactions and private equity transactions involving technology companies.

Serge Harry. Mr. Harry has served as executive vice president and deputy head of Strategy since 2007. Mr. Harry previously served as head of finance and general services of Euronext and chief financial officer of Euronext Paris between 2000 and 2007. Prior to that, Mr. Harry served as deputy chief executive of ParisBourse S.A. since 1999. Before joining ParisBourse S.A., Mr. Harry spent sixteen years at Sicovam (now Euroclear France) where he served as general secretary in charge of finance, legal, human resources, general services and communication. In parallel, he also monitored, in 1997 and 1998, the conversion of the French financial markets to the Euro which was launched in 1999. Mr. Harry is chairman and chief executive officer of BlueNext S.A. He also serves as a director of S.E.P.B. S.A.

Catherine R. Kinney. Ms. Kinney has served as group executive vice president and head of Global Listings since 2007. Ms. Kinney is also responsible for marketing and brand management for all markets since 2007. Ms. Kinney previously served as president and co-chief operating officer of NYSE Group and its predecessor, New York Stock Exchange, since 2002. Prior to that time, Ms. Kinney served as group executive vice president of the NYSE, overseeing the NYSE’s competitive position and relationships with its listed companies, members and institutions as well as ETFs and Fixed Income divisions. Prior to that, since 1986, she was responsible for managing trading floor operations and technology. Joining the NYSE in 1974, Ms. Kinney has worked in several departments, including regulation, sales and marketing, and technology planning. Ms. Kinney is a member of the boards of Georgetown University and Catholic Charities of New York. On January 14, 2009, Ms. Kinney announced her intention to retire from NYSE Euronext effective at the end of March 2009.

Lawrence Leibowitz. Mr. Leibowitz has served as group executive vice president and head of U.S. Execution and Global Technology since 2007. In this capacity, he is responsible for technology integration, product development and oversight of the equities operations of NYSE and NYSE Arca. He joined NYSE Euronext in 2007, having served as managing director and chief operating officer, Americas Equities, at UBS Investment Bank. Prior to joining UBS in 2004, Mr. Leibowitz held the position of executive vice president, co-head of Schwab Capital Markets. He currently serves on the board of National Stock Exchange of India and has also served on many industry boards and committees, among them the Market Structure Committee of the former Securities Industry Association (now SIFMA).

Miguel Athayde Marques. Dr. Athayde Marques has served as executive vice president since 2007. Dr. Athayde Marques is also responsible for the Portuguese Market. He joined Euronext in 2005. Prior to that, since 2000, he served as an executive board member of Caixa Geral de Depósitos, Portugal’s largest bank. From 1996 to 2000, he was a member of the Executive Committee of Jerónimo Martins S.A., a listed company active in multinational retail and distribution. From 1992 to 1996, Dr. Athayde Marques was chairman and CEO of ICEP, the Portuguese government agency for inward and outward investment, export and tourism. He also served as a consultant to the Portuguese Ministry of Finance on the development of the capital markets. Miguel Athayde Marques is a professor of business at Universidade Católica in Lisbon—School of Economics and Management.

Joost van der Does de Willebois. Mr. van der Does de Willebois has served as executive vice president since 2007. Prior to joining Euronext in 2004, where he held the position of chief financial officer and was a member of the Management Board, Mr. van der Does de Willebois was executive director of ING Bank in the Netherlands, a position he held since 2002. Prior to that, Mr. van der Does de Willebois held a number of directorships at ING Group beginning in 1998, including managing director of corporate strategy and communication, a position he held from 2000 to 2002. Prior to that, since 1984, he also worked at Royal Dutch/ Shell plc, where he held various executive management positions in Rotterdam, Paris, Bordeaux and the French West Indies.

Richard G. Ketchum. Mr. Ketchum has served as the Chief Executive Officer of NYSE Regulation, Inc. since 2006. During the two years preceding the merger of the New York Stock Exchange, Inc. and Archipelago Holdings, Inc., 2004 to 2006, Mr. Ketchum was the Chief Regulatory Officer of the New York Stock Exchange, Inc. From 2003 to 2004, Mr. Ketchum was General Counsel of the Corporate and Investment Bank of Citigroup, Inc., and a member of the unit’s planning group, Business Practices Committee and Risk Management Committee. Previous to his service at Citigroup, Inc., he spent 12 years at the NASD and the Nasdaq Stock Market, Inc. He served as president of Nasdaq for three years and president of NASD for seven years. Prior to his service at Nasdaq and the NASD, Mr. Ketchum was at the Securities and Exchange Commission for 14 years, eight of those years as director of the division of Market Regulation.

Mr. Ketchum performs certain policy making functions with respect to NYSE Euronext, although he is not an officer or employee of any unit of NYSE Euronext other than NYSE Regulation, and he reports solely to the NYSE Regulation board of directors. For example, Mr. Ketchum advises management regularly with respect to global regulatory matters and acts as NYSE Euronext’s spokesperson with respect to regulatory matters. He has also informed and assisted our management in developing regulatory policies and assisted management in the development and structuring of our U.S. market structure initiatives. Mr. Ketchum is invited to attend management committee meetings, although he does not report to the NYSE Euronext board of directors or any of its executive officers.

In March 2009, Mr. Ketchum will step down from his position as Chief Executive Officer of NYSE Regulation to become Chief Executive Officer of FINRA.

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

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock.

	High	Low	High	Low
2007
Second quarter(1)	$99.99	$72.34	€74.82	€53.85
Third quarter	$84.50	$64.26	€61.30	€47.95
Fourth quarter	$92.25	$78.18	€63.96	€54.94
2008
First quarter	$87.70	$55.12	€59.51	€34.96
Second quarter	$76.71	$50.30	€49.85	€31.91
Third quarter	$51.18	$32.26	€32.94	€24.00
Fourth quarter	$40.70	$16.33	€28.70	€13.35
2009
First quarter(2)	$30.60	$18.65	€23.95	€14.94

(1)	Figures for the second quarter of 2007 are given for the period commencing April 4, 2007 (the date our common stock began trading on the NYSE and Euronext Paris.)

(2)	Figures for the first quarter of 2009 are through February 6, 2009.

As of February 6, 2009, there were approximately 948 holders of record of our common stock. On February 6, 2009, the last reported sales price for our common stock on the NYSE and Euronext Paris was $22.90 and €17.93 per share, respectively.

Dividends

On June 6, 2007, our board of directors declared an annual cash dividend of $1.00 per share of common stock, payable on a quarterly basis. Quarterly dividends of $0.25 per share of common stock were paid on July 13, 2007, December 28, 2007 and March 31, 2008. In March 2008, our board of directors approved a 20% increase in our annual dividend to $1.20 from $1.00 per share of common stock as part of a new dividend policy, effective with the dividend payment for the second quarter of 2008, with a target payout ratio of 35% to 45% of net income, subject to maintaining our credit ratings. Quarterly dividends of $0.30 per share of common stock were paid on June 30, 2008, September 30, 2008 and December 31, 2008. A quarterly dividend of $0.30 is scheduled to be paid on March 31, 2009 to shareholders of record as of the close of business on March 13, 2009. We will also offer our European stockholders the ability to elect payment of the dividend in euros. On February 9, 2009, we announced that our board of directors had determined to maintain a quarterly dividend of $0.30 per share through 2009.

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

Outstanding Options and Restricted Stock

The following table sets forth information regarding the outstanding options and restricted stock units on our common stock as of December 31, 2008 (in thousands, except exercise price):

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,070	$20.62	(1)	6,311
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	4,070	$20.62	(1)	6,311

(1)	Corresponding to the weighted-average exercise price of approximately 0.7 million stock options outstanding as of December 31, 2008. Does not include outstanding rights to receive approximately 3.3 million restricted stock units for which there is no exercise price.

Treasury Stock

The number of shares of common stock outstanding on February 6, 2009 (approximately 259 million shares) does not include shares held in treasury, consisting of approximately 1.6 million shares held by a wholly owned subsidiary and 13.4 million shares purchased as part of our share repurchase program.

Unregistered Sales of Equity Securities

Consistent with customary practice in the French securities market, we are party to a liquidity agreement (contrat de liquidité) (the “Liquidity Agreement”) with SG Securities (Paris) SAS (“SG”). The Liquidity Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the AMF. The Liquidity Agreement authorizes SG to carry out market purchases and sales of our common stock on Euronext Paris for our account in order to promote the liquidity and the orderly listing of such securities on Euronext Paris. Under the Liquidity Agreement, we deposited €40 million into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of our common stock on Euronext Paris. Proceeds of sales are deposited into the liquidity account. The Liquidity Agreement has a term of 12 months and will renew automatically in April of each year unless otherwise terminated by either party. The Liquidity Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. with respect to its securities prior to the combination of NYSE Group and Euronext.

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

All transactions under the Liquidity Agreement will be executed offshore (outside the United States) and, except for block transactions, only through the Euronext Paris electronic trading system. SG may also undertake block transactions under the Liquidity Agreement, provided such transactions are made in accordance with the rules governing Euronext Paris.

In performing its obligations under the Liquidity Agreement, SG has agreed to comply with the guidelines and regulations of the AMF, the anti-manipulation and related provisions applicable in France, and the anti-fraud and anti-manipulation provisions of the Exchange Act. Sales under the Liquidity Agreement have been made in offshore transactions exempt from registration.

Sales and purchases of our common stock may be suspended if we become subject to legal, regulatory or contractual restrictions that would prevent SG from making purchases and sales under the Agreement or upon our instruction.

No transactions were carried out by SG on Euronext Paris under the Liquidity Agreement during the period from October 1, 2008 through December 31, 2008.

Stock Repurchase Program

In March 2008, our board of directors authorized the repurchase of up to $1 billion of our common stock. Under the program, we may repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable U.S. or European laws, regulations and approvals, strategic considerations, market conditions and other factors. This stock repurchase plan does not obligate us to repurchase any dollar amount or number of shares of our common stock and any such repurchases will be made in compliance with the applicable laws and regulations, including rules and regulations of the SEC and applicable EU regulations and regulations of the AMF. Following the consummation of the NYSE Amex acquisition on October 1, 2008, we commenced repurchasing shares of our common stock, as follows:

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				$1,000
October 2008	4,964,061	$29.85	4,964,061	852
November 2008	8,399,600	$23.83	13,363,661	652
December 2008	—	—	13,363,661	652

Total	13,363,661	$26.04

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock for the period from April 4, 2007 to December 31, 2008 with the cumulative total return of the S&P 500 Index and a peer group of companies consisting of five exchanges to which we compare our business and operations: CME Group, Deutsche Börse, Intercontinental Exchange, London Stock Exchange and Nasdaq OMX.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2004 through December 31, 2008, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and prepared in accordance with U.S. GAAP. The information presented here is only a summary, and it should be read together with our consolidated financial statements included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of NYSE Euronext’s results of future operations and should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
(U.S. GAAP)	2008	2007(1)	2006(1)(2)	2005	2004
	(in millions, except per share data)
Statement of Operations Data
Revenues
Activity assessment	$229	$556	$673	$595	$360
Cash trading	2,387	1,575	645	146	154
Derivatives trading	919	661	31	—	—
Listing	395	385	356	343	330
Market data	429	371	223	178	168
Software and technology services	160	98	137	183	220
Regulatory(3)	49	152	184	132	115
Other	135	140	127	56	59

Total revenues	4,703	3,938	2,376	1,633	1,406
Section 31 fees	(229)	(556)	(673)	(595)	(360)
Liquidity payments	(1,292)	(729)	(265)	—	—
Routing and clearing	(300)	(222)	(74)	—	—
Merger expenses and exit costs(4)	(177)	(67)	(54)	(26)	—
Impairment charges(5)	(1,590)	—	—	—	—
Compensation	(664)	(612)	(558)	(516)	(529)
Systems and communication	(317)	(264)	(120)	(124)	(139)
Professional services	(163)	(112)	(110)	(122)	(124)
Depreciation and amortization	(253)	(240)	(136)	(103)	(96)
Occupancy	(125)	(115)	(85)	(70)	(68)
Marketing and other	(184)	(172)	(103)	(68)	(85)
Regulatory fine income	3	30	36	35	8

Operating (loss) income from continuing operations	(588)	879	234	44	13
Investment and other income (loss), net	(62)	(30)	74	47	30
Gain on sale of equity investment	4	33	21	—	—
Income from associates	1	10	—	—	—

(Loss) income from continuing operations before provision for income taxes and minority interest	(645)	892	329	91	43
Income tax provision	(95)	(243)	(121)	(48)	(12)
Minority interest, net of tax	(5)	(10)	(3)	(2)	(1)

(Loss) income from continuing operations	(745)	639	205	41	30
Income from discontinued operations, net of tax(6)	7	4	—	—	—

Net (loss) income	$(738)	$643	$205	$41	$30

	Year Ended December 31,
(U.S. GAAP)	2008	2007(1)	2006(2)		2005		2004
	(in millions, except per share data)
Basic (loss) earnings per share:
(Loss) earnings per share, continuing operations	$(2.81)	$2.70	$1.38		$0.35		$0.26
Earnings per share, discontinued operations	0.03	0.02	—		—		—

	$(2.78)	$2.72	$1.38		$0.35		$0.26

Diluted (loss) earnings per share:
(Loss) earnings per share, continuing operations	$(2.81)	$2.68	$1.36		$0.35		$0.26
Earnings per share, discontinued operations	0.03	0.02	—		—		—

	$(2.78)	$2.70	$1.36		$0.35		$0.26

Basic weighted average shares outstanding	265	237	149	(8)	116	(8)	116	(8)
Diluted weighted average shares outstanding	265	238	150	(8)	116	(8)	116	(8)
Dividends per share	$1.15	$0.75	$—		$—		$—

	At December 31,
(U.S. GAAP)	2008	2007	2006(1)	2005	2004
	(in millions)
Balance Sheet Data
Total assets	$13,948	$16,618	$3,466	$2,204	$1,982
Current assets	2,026	2,278	1,443	1,464	1,265
Current liabilities	2,582	3,462	806	685	487

Working capital	$(556)	$(1,184)	$637	$779	$778

Long term liabilities(7)	$3,005	$3,102	$991	$685	$695
Long term debt	1,787	494	—	—	—
Stockholders’ equity	$6,556	$9,384	$1,669	$799	$767

(1)	The results of operations of Euronext have been included since April 4, 2007 and the results of operations of Archipelago have been included since March 7, 2006.

(2)	On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by NYSE Amex, as a result of which NYSE Euronext acquired full ownership of SIAC.

(3)	Effective July 30, 2007, the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service, were transferred to FINRA. Regulatory revenues decreased as a result of this transfer and in connection with pricing changes.

(4)	Represents severance costs, curtailment losses, contract termination costs, accelerated depreciation, legal and other expenses directly attributable to merger-related activities and cost reduction initiatives.

(5)	Represents non-cash charges recorded in connection with the write-down of certain goodwill, indefinite-lived intangible assets and other investments to their estimated fair value.

(6)	The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

(7)	Represents liabilities due after one year, including accrued employee benefits, deferred revenue, and deferred income taxes.

(8)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

Selected Operating Data

The following tables present selected operating data for the periods presented. U.S. data includes NYSE Amex beginning October 1, 2008. All trading activity is single-counted, except European cash trading which is double-counted to include both buys and sells. The information set forth below is not necessarily indicative of NYSE Euronext’s future operations and should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Volume Summary—Cash Products

	Year Ended December 31,
	2008	2007	2006
	(unaudited)
Number of trading days—European markets	256	255	255
Number of trading days—U.S. markets	253	251	251
European cash products (trades in thousands)	396,956	322,574	219,476
Equities	383,119	309,141	209,494
ETFs	2,365	1,562	691
Structured products	10,150	10,236	7,633
Bonds	1,322	1,635	1,659

U.S. Cash Products (shares in millions)
NYSE listed issues(1)	894,503	722,573	625,106
NYSE Group handled volume(2)	653,910	558,400	468,597
NYSE Group matched volume(3)	589,712	516,069	458,495
NYSE Group TRF volume(4)	70,853	15,993	—
Total NYSE listed consolidated volume	1,292,987	853,161	635,065

NYSE Group Share of Total NYSE Listed Consolidated Volume
Handled volume(2)	50.6%	65.5%	73.8%
Matched volume(3)	45.6%	60.5%	72.2%
TRF volume(4)	5.5%	1.9%	—%

NYSE Arca & NYSE Amex Listed Issues
NYSE Group handled volume(2)	125,327	53,732	31,916
NYSE Group matched volume(3)	108,452	46,162	27,808
NYSE Group TRF volume(4)	35,672	5,715	—
Total NYSE Arca & NYSE Amex listed consolidated volume	376,728	147,166	88,930

NYSE Group Share of Total NYSE Arca & NYSE Amex Listed Consolidated Volume
Handled volume(2)	33.3%	36.5%	35.9%
Matched volume(3)	28.8%	31.4%	31.3%
TRF volume(4)	9.5%	3.9%	—%

Nasdaq Listed Issues
NYSE Group handled volume(2)	115,266	110,440	124,593
NYSE Group matched volume(3)	96,467	89,844	101,829
NYSE Group TRF volume(4)	48,824	24,905	—
Total Nasdaq listed consolidated volume	567,878	545,786	506,144

NYSE Group Share of Total Nasdaq Listed Consolidated Volume
Handled volume(2)	20.0%	20.2%	24.6%
Matched volume(3)	16.7%	16.5%	20.1%
TRF volume(4)	8.5%	4.6%	—%

ETFs (1)(5)
NYSE Group handled volume(2)	130,001	71,409	43,320
NYSE Group matched volume(3)	113,377	63,359	39,102
NYSE Group TRF volume(4)	39,275	7,921	—
Total ETF consolidated volume	395,123	176,735	100,078

NYSE Group Share of Total ETF Consolidated Volume
Handled volume(2)	32.9%	40.4%	43.3%
Matched volume(3)	28.7%	35.8%	39.1%
TRF volume(4)	9.9%	4.5%	—%

(1)	Includes all volume executed in NYSE Group crossing sessions.

(2)	Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(3)	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.

(4)	Represents NYSE’s volume in FINRA/NYSE Trade Reporting Facility (TRF).

(5)	Data included in previously identified categories.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

Volume Summary—Derivatives Products

	Year Ended December 31,
	2008	2007	2006
	(unaudited; contracts in thousands)
Number of trading days—European markets	256	255	255
Number of trading days—U.S. markets	253	251	251

European derivatives products	1,049,730	949,022	730,303
Total interest rate products	554,878	518,431	412,240
Short term interest rate products	528,578	489,138	388,994
Medium and long term interest rate products	26,300	29,293	23,246
Total equity products(1)	481,606	417,807	307,470
Total individual equity products	308,574	261,419	185,068
Total equity index products	173,032	156,388	122,402
Bclear	190,874	122,776	52,799
Individual equity products	162,272	100,653	38,523
Equity index products	28,602	22,123	14,276
Commodity products	13,246	12,784	9,851

U.S. Derivatives Products—Equity Options(2)
NYSE Arca options contracts	461,013	335,542	196,586
Total consolidated options contracts	3,284,761	2,592,102	1,844,181
NYSE Group share of total	14.0%	12.9%	10.7%

(1)	Includes currency products.

(2)	Includes all trading activities for Bclear.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

Other Operating Statistics

	Year Ended December 31,
	2008	2007	2006
	(unaudited)
NYSE Listed Issuers
NYSE listed issuers(1)	2,447	2,526	2,713
Number of new issuer listings(1)	908	282	199
Capital raised in connection with new listings ($ millions)(2)	$23,238	$34,231	$25,853

Euronext Listed Issuers
Euronext listed issuers(1)	1,110	1,155	1,210
Number of new issuer listings(3)	78	140	142
Capital raised in connection with new listings ($ millions)(2)	$3,333	$14,039	$26,862

NYSE Market Data(4)
Share of Tape A revenues	51.8%	68.1%	83.3%
Share of Tape B revenues	34.1%	34.1%	37.3%
Share of Tape C revenues	20.6%	20.9%	23.7%
Professional subscribers (Tape A)	450,041	450,619	423,298

Euronext Market Data
Number of terminals	275,430	218,380	206,989

Employee Headcount(5)
NYSE Euronext headcount excluding GL Trade	3,757	4,058	4,335
GL Trade headcount	N/A	1,409	1,155

Foreign exchange rate (€/US$)
Average €/US$ exchange rate	$1.47	$1.37	N/A
Average £/US$ exchange rate	$1.85	$2.00	N/A

(1)	Figures for NYSE listed issuers include listed operating companies, SPACs and closed-end funds, and do not include NYSE Arca, Inc. or structured products listed on the NYSE. There were 1,048 ETFs and 10 operating companies exclusively listed on NYSE Arca, Inc. as of December 31, 2008. There were 496 structured products listed on the NYSE as of December 31, 2008. Figures for Euronext present the operating companies listed on Euronext, NYSE Alternext, and Free Market, and do not include closed-end funds, ETFs and structured product (warrants and certificates). As of December 31, 2008, 128 companies were listed on Alternext, 313 on Free Market and 396 ETFs were listed on NextTrack.

(2)	Euronext figures show capital raised in millions of euros by operating companies listed on Euronext and do not include NYSE Alternext, Free Market and close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of dollars by operating companies listed on NYSE and NYSE Arca and do not include closed-end funds, ETFs and structured products.

(3)	Euronext figures include operating companies listed on Euronext, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).

(4)	“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and NYSE Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on the number of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection and dissemination of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.

(5)	NYSE Euronext sold its 40% stake in GL Trade in October 2008. NYSE Euronext headcount includes the employees of NYXT and NYSE Amex for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See Item 1A.—“Risk Factors” and “Forward-Looking Statements.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

NYSE Euronext was formed from the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Prior to that date, NYSE Euronext had no significant assets and did not conduct any material activities other than those incidental to its formation. Following consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquiror in the combination with Euronext. On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation, including its subsidiary the American Stock Exchange, which is now known as NYSE Amex.

NYSE Euronext evaluates segment performance primarily based on operating income. Following the combination of the businesses of NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations.

U.S. Operations consist of the following in NYSE Euronext’s U.S. markets:

•	obtaining new listings and servicing existing listings,

•	providing access to trade execution in cash equities and options,

•	selling market data and related information and distributing market information to data subscribers,

•	issuing trading permits,

•	providing data processing operations,

•	providing regulatory services, and

•	providing trading technology, software and connectivity to end-users.

European Operations consist of the following in NYSE Euronext’s European markets:

•	providing access to trade execution in all cash products as well as a wide range of derivatives products,

•	providing listing services,

•	selling market data and related information,

•	providing transaction settlement and for the safe-custody of physical securities, and

•	providing electronic trading solutions as well as software and connectivity to end-users.

In January 2009, we created NYSE Technologies (“NYXT”) to combine the businesses formerly known as NYSE Euronext Advanced Trading Solutions (including NYSE TransactTools, Wombat, and AEMS) and our global market data businesses. We are currently assessing the potential impact of this organizational change on our segment reporting structure going forward.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions, competition and market share, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, and legislative and regulatory changes, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues. For example, while total trading volumes have been increasing, the growth of our trading and market data revenues could be adversely impacted if we are unsuccessful in attracting additional volumes. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.

During 2008, there was turmoil in the economy and upheaval in the credit markets. Equity market indices declined throughout the year, with particularly sharp declines and higher volatility in September and October. Lower levels of economic activity and uncertainty regarding the capital markets can result in a decline in trading volume and deterioration of the economic welfare of our listed companies, which can adversely affect our revenues and future growth. Declines in volumes can also impact our market share and pricing structures. As a result of these economic and market changes, certain of our assets have been impaired. See “—Impairment of Goodwill, Intangible Assets and Other Assets.”

These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a prolonged recession in the world economy. Securities and banking regulators have also been active in establishing temporary rules and regulations to respond to this crisis. Some of these actions have resulted in temporary or, in some cases, permanent, restrictions on certain types of securities transactions, most notably short sales of equity securities of certain financial institutions. We cannot predict whether these government efforts will be successful.

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

We expect that all of these factors may have an impact on our businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment and recession concerns, as well as the general state of the world economy.

Recent Acquisitions

AEMS

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in AEMS previously owned by Atos Origin. Through the transaction, NYSE Euronext acquired (i) the NSC cash trading and LIFFE CONNECT derivatives trading platform technology, and all of the management and development services surrounding these platforms, (ii) AEMS’s third-party exchange technology business, and (iii) TRS/CPS, clearing software. The purchase price in the transaction was approximately €162 million ($255 million), net of approximately €120 million ($189 million) of cash acquired, and is subject to certain post-closing adjustments. The results of operations and financial condition of AEMS have been included in our consolidated financial statements subsequent to the August 5, 2008 acquisition. Going forward, we have branded our technology business, including AEMS, as NYSE Technologies or NYXT. See Item 1—“Business—Technology.”

NYSE Amex

On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation. NYSE Euronext acquired the business of The Amex Membership Corporation, including its subsidiary the American Stock Exchange (now known as NYSE Amex). In the transaction, each holder of a regular membership of The Amex Membership Corporation became entitled to receive approximately 8,100 shares of NYSE Euronext common stock and each holder of an options principal membership became entitled to receive approximately 7,200 shares of NYSE Euronext common stock. A total of approximately 6.8 million shares of NYSE Euronext common stock were issued with a value of approximately $260 million. In addition, each former holder of a regular or options principal membership will be entitled to receive additional consideration calculated by reference to the net proceeds, if any, from the sale of the NYSE Amex headquarters in lower Manhattan, if such sale occurs within a specified period of time and certain conditions are satisfied.

Other Transactions

In 2008, we completed the statutory buy-out of the remaining Euronext shareholders who held approximately 2.3% of the shares of Euronext N.V. and also completed the acquisition of Wombat, a privately held global leader in high-performance financial market data management solutions. In addition, NYSE Liffe US, the new U.S. futures exchange of NYSE Euronext, received DCM status in August 2008 and began trading full and e-mini gold and silver futures and options on futures contracts in September 2008.

Impairment of Goodwill, Intangible Assets and Other Assets

Testing Methodology and Valuation Considerations

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we test goodwill of our reporting units (which is generally one level below our two reportable segments) and intangible assets deemed to have indefinite lives for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

The impairment test of goodwill is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

In determining the fair value of its reporting units in step one of the goodwill impairment test, we compute the present value of discounted cash flows and terminal value projected for the reporting unit. The rate used to discount cash flows represents the weighted average cost of capital that we believe is reflective of the relevant risk associated with the projected cash flows.

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units determined in step one of the goodwill impairment test to the market capitalization of NYSE Euronext to derive the implied control premium. In performing this reconciliation, we may, depending on the volatility of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, generally 30 days. We compare the implied control premium to premiums paid in observable recent transactions of comparable companies to determine if the fair value of the reporting units estimated in step one of the goodwill impairment test is reasonable.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS No. 144”), impairment exists when the carrying amount of an amortizable intangible asset exceeds its fair value. The carrying amount of an amortizable intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

The process of evaluating the potential impairment of goodwill and other intangible assets is subjective and requires significant judgment on matters such as, but not limited to, the reporting unit at which goodwill should be measured for impairment, future operating performance and cash flows, cost of capital, terminal values, control premiums, remaining economic lives of assets, and the allocation of shared assets and liabilities to determine the carrying values for each of our reporting units. We use our internal forecasts to estimate future cash flows and actual future results may differ from those estimates.

In addition, in order to determine whether a decline in the value of certain securities and other investments is other-than-temporary, and among other factors, we evaluate the length of time and the extent to which the market value has been less than cost. In particular, we consider the impact of duration and severity on the period of time expected for recovery to occur. If we determine that the decline in value is other-than-temporary, we write down the carrying value of the related asset to its estimated fair value.

Results of Impairment Tests

Based upon tests performed during the fourth quarter of 2008, NYSE Euronext recorded the following impairment charges (in millions):

Goodwill	$1,003	(1)
Other intangible assets, net	522	(2)
Other	65	(3)

Total impairment charges	$1,590

(1)	For the goodwill allocated to our European Cash reporting unit.

(2)	For the national securities exchange registration of our European Cash reporting unit.

(3)	Includes impairment losses recorded in connection with our investment in BM&F Bovespa ($57 million) and other investments ($8 million).

The impairment charges reflect current economic conditions, adverse equity market conditions which have caused a material decline in industry market multiples, and lower estimated future cash flows of our European Cash reporting unit as a result of increased competition which has caused a decline in our market share of cash trading in Europe as well as pricing pressures following the November 2007 introduction of the Markets in Financial Instruments Directive (“MiFID”).

Sources of Revenues

Activity Assessment

Our U.S. securities exchanges pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges, and recognizes these amounts when invoiced.

Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

Cash Trading

In our U.S. Operations, NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE, NYSE Arca, and NYSE Amex, as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2007 and 2008 allowed further alignment of transaction revenue with executed volume.

In our European Operations, Euronext generates cash trading revenue from fees charged primarily for the execution of trades of equity and debt securities and other cash instruments on Euronext’s cash market, which is comprised of the separate cash markets operated in Amsterdam, Brussels, Lisbon and Paris.

Revenue from cash trading in any given period depends primarily on the number of shares traded on our U.S. securities exchanges, the number of trades executed on Euronext, and the fees charged for execution. The level of trading activity in any period is significantly influenced by a number of factors. See “—Factors Affecting Our Results.”

NYSE Euronext’s cash trading pricing structures continue to be examined closely as part of a broad strategic review of NYSE Euronext’s opportunities for revenue growth and efficiency improvement. As a result, we have and may continue to periodically modify our trading pricing structures. NYSE Euronext seeks to better capture value for the services it renders by aligning more closely transaction revenue with executed volume, product expansion and new product development. For example, effective October 1, 2008, we began offering a global pricing rebate to our European customers who exceed certain volume thresholds on each of our Euronext, NYSE and NYSE Arca trading platforms. Transaction fees that NYSE Euronext earns in the future could also continue to depend on the effect of certain regulations and rule changes, such as MiFID, which have the potential to impact the competitive environment in which NYSE Euronext operates.

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for executing trades of derivatives contracts on NYSE Liffe and executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.

Revenues for fixed per-contract fees are driven by the number of trades executed and fees charged per contract. The principal types of derivative contracts traded are equity and index products and short-term interest rate products. Trading in equity products is primarily driven by price volatility in equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading activity for all products is also influenced by market conditions and other factors. See “—Factors Affecting Our Results.”

Listings

There are two types of fees applicable to companies listed on our U.S. and European securities exchanges—listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies that transfer to one of our U.S. securities exchanges from another listing venue. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

Annual fees in the U.S. are charged based on the number of outstanding shares of the listed company at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro rata basis over the calendar year. Original fees are recognized as income on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

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

Market Data

In our U.S. Operations we collect market data fees principally for consortium-based data products, also known as core data products, and, to a lesser extent, for NYSE proprietary data products, also known as non-core data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through Tape A, which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. We also receive a share of the revenues from Tape B and Tape C, which represents data related to trading of certain securities that are listed on NYSE Arca, NYSE Amex, other regional exchanges and Nasdaq, respectively. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

The SEC approved a pilot program through March 31, 2009 for a new data product, NYSE Euronext Real-Time Reference Prices, which allows Internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com are now displaying NYSE Real-Time stock prices on their respective websites.

In our European Operations we charge a variety of users, primarily the end-users, for the use of real-time market data services. We also collect annual license fees from vendors for the right to distribute market data to third parties and a service fee from vendors for direct connection to market data. A substantial majority of our

European market data revenues is derived from monthly end-user fees. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.

Other Revenues

Other revenues include software and technology services and regulatory revenues, as well as trading license fees and other fees, fees for facilities and other services provided to specialists, brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, and fees for clearance and settlement activities in our European Operations.

Software and Technology Services. We generate revenues from connectivity services related to the SFTI network, software license and maintenance fees, and strategic consulting services. Customers pay to gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider. SFTI revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI data centers, and customers typically sign multi-year contracts. Co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from sales of our enterprise software platform, which provides low-latency messaging and trade lifecycle management. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

We also generate revenues from software license contracts and maintenance agreements. We provide software which allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreements revenues are recognized monthly over the life of the maintenance term subsequent to acceptance.

Regulatory. Regulatory fees are charged to member organizations of our U.S. securities exchanges.

Components of Expenses

Section 31 Fees

See “—Sources of Revenues—Activity Assessment” above.

Liquidity Payments

To attract order flow, enhance liquidity and promote use of our markets, we offer our customers a variety of liquidity payment structures, tailored to specific market, product and customer characteristics. For example, on the NYSE, we provide liquidity payments to DMMs for their role in the revenue we earn under the Regulation NMS formula for quoting the most attractive bid and offer prices in an NMS security. Other liquidity payments include liquidity provider incentive schemes, strategy rebates, block trades and other volume related discounts, reductions to or waivers of transaction fees, a contribution to information technology and staff costs incurred in providing the services and/or a share of net transaction fees.

Routing and Clearing

We incur routing charges in the United States when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Impairment Charges

Impairment charges include non-cash charges recorded in connection with the write-down of certain goodwill, indefinite-lived intangible assets and other investments to their estimated fair value.

Other Operating Expenses

Other Operating Expenses include merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable to business combinations and cost reduction initiatives.

Compensation

Compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical and supplemental executive retirement plan charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Systems and Communications

Systems and communications expense includes costs for development and maintenance of trading, regulatory and administrative systems; investments in system capacity, reliability and security; and costs of network connectivity between our customers and data centers, as well as connectivity to various other market centers.

Systems and communications expense also includes fees paid to third-party providers of networks and information technology resources, including fees for consulting, research and development services, software rental costs and licenses, hardware rental and related fees paid to third-party maintenance providers. Until the August 2008 acquisition of the 50% stake in AEMS we did not already own, such expenses for Euronext consisted primarily of fees charged by AEMS for information technology services relating to the operation and maintenance of Euronext’s cash and derivatives trading platforms, including license fees relating to NSC and LIFFE CONNECT. Following the acquisition of AEMS, we have in-sourced our European technology and the results of AEMS have been consolidated in our results of operations. As such, the reduction in systems and communications expense is offset by increases in other components of expenses (including compensation, professional services and occupancy costs).

Professional Services

Professional services expense includes consulting charges related to various technological and operational initiatives, as well as legal and audit fees.

Depreciation and Amortization

Depreciation and amortization expenses consist of costs from depreciating fixed assets (including computer hardware and capitalized software) and amortizing intangible assets over their estimated useful lives.

Occupancy

Occupancy includes costs related to NYSE Euronext’s leased premises, as well as real estate taxes and maintenance of owned premises.

Marketing and Other

Marketing and other expenses includes advertising, printing and promotion expenses, insurance premiums, travel and entertainment expenses, co-branding, investor education and advertising expenses with NYSE listed companies as well as general and administrative expenses.

Regulatory Fine Income

Regulatory fine income, which we include in our operating income, is generated from fines levied by NYSE Regulation, which regulates and monitors trading on our U.S. securities exchanges. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on our U.S. securities exchanges. Regulatory fines are used only for regulatory purposes.

Results of Operations

For the year ended December 31, 2008, the results of operations of NYSE Euronext included the results of operations of Wombat, AEMS and NYSE Amex since their respective dates of acquisition (March 7, 2008, August 5, 2008 and October 1, 2008, respectively). For the year ended December 31, 2007, the results of operations of NYSE Euronext included the results of NYSE Group for the full period and the results of operations of Euronext since April 4, 2007, the date that the combination of NYSE Group and Euronext was consummated. For the comparable period in 2006, the results of operations of NYSE Euronext only included the results of NYSE Group. For the year ended December 31, 2006, the results of operations of NYSE Group included the results of operations of NYSE Arca since March 7, 2006, the date the merger of NYSE and Archipelago was consummated. The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

Year Ended December 31, 2008 Versus Year Ended December 31, 2007

The following table sets forth NYSE Euronext’s consolidated statements of operations for the years ended December 31, 2008 and 2007, as well as the percentage increase or decrease for each item for the year ended December 31, 2008, as compared to such item for the year ended December 31, 2007.

	Year Ended December 31,		Percent Increase (Decrease)
	2008	2007
	(in millions)
Revenues
Activity assessment	$229	$556	(59)%
Cash trading	2,387	1,575	52%
Derivatives trading	919	661	39%
Listing	395	385	3%
Market data	429	371	16%
Other revenues	344	390	(12)%

Total revenues	4,703	3,938	19%
Section 31 fees	(229)	(556)	(59)%
Liquidity payments	(1,292)	(729)	77%
Routing and clearing	(300)	(222)	35%
Impairment charges	(1,590)	—	—
Other operating expenses	(1,883)	(1,582)	19%
Regulatory fine income	3	30	(90)%

Operating (loss) income from continuing operations	(588)	879	(167)%
Interest expense	(150)	(129)	16%
Interest and investment income	51	69	(26)%
Gain on sale of equity investment and businesses	4	33	(88)%
Income from associates	1	10	(90)%
Other income	37	30	23%

(Loss) income from continuing operations before income tax provision and minority interest	(645)	892	(172)%
Income tax provision	(95)	(243)	(61)%
Minority interest	(5)	(10)	(50)%

(Loss) income from continuing operations	(745)	639	(217)%
Income from discontinued operations	7	4	75%

Net (loss) income	$(738)	$643	(215)%

Highlights

For the year ended December 31, 2008, NYSE Euronext reported revenues (excluding activity assessment fees) of $4,474 million, operating loss from continuing operations of $(588) million and net loss of $(738) million. This compares to revenues (excluding activity assessment fees) of $3,382 million, operating income from continuing operations of $879 million and net income of $643 million for the year ended December 31, 2007.

The $1,092 million increase in revenues (excluding activity assessment fees), $(1,467) million decrease in operating income from continuing operations and $(1,381) million decrease in net income for the period reflect the following principal factors:

•

Increased revenues—The period-over-period increase of $1,092 million in revenues reflects primarily the inclusion of Euronext’s results for the full year in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE

Group and Euronext. Higher trading volumes primarily in the U.S. cash markets and price changes also contributed to the increase in revenues. Higher trading volume increased liquidity payment and routing and clearing expenses, which partially offset increased revenues for the period.

•

Operating (loss) income from continuing operations—The period-over-period decrease in operating income of $(1,467) million was primarily due to impairment charges, higher liquidity payments on higher trading volumes, incremental merger expenses and exit costs as we continue to integrate our businesses, partially offset by revenue growth primarily in cash and derivatives markets.

•

Net (loss) income—The period-over-period decrease in net income of $(1,381) million was primarily due to impairment charges, higher liquidity payments associated with higher trading volumes, incremental merger expenses and exit costs, partially offset by revenue growth primarily in cash and derivatives markets.

Consolidated and Segment Results

Revenues

	Year Ended December 31,
	2008				2007
	U.S. Operations	European Operations	Corporate Items and Eliminations	Total	U.S. Operations	European Operations	Corporate Items and Eliminations	Total
	(in millions)
Activity assessment	$229	$—	$—	$229	$556	$—	$—	$556
Cash trading	1,759	628	—	2,387	1,165	410	—	1,575
Derivatives trading	152	767	—	919	86	575	—	661
Listing	363	32	—	395	363	22	—	385
Market data	215	214	—	429	225	146	—	371
Other revenues	252	119	(27)	344	352	38	—	390

Total revenues	$2,970	$1,760	$(27)	$4,703	$2,747	$1,191	$—	$3,938

Activity Assessment. Activity assessment fees are collected from member organizations executing trades on US markets. The decrease in activity assessment fees was mainly due to a 63% decline in the related SEC rate.

Cash Trading. For the year ended December 31, 2008, U.S. Operations contributed $1,759 million to NYSE Euronext’s cash trading revenues, a $594 million increase as compared to December 31, 2007. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and pricing changes on both the NYSE and NYSE Arca trading platforms. European Operations contributed $628 million in cash trading revenues as a result of the inclusion of Euronext for the full year in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext, higher trading volumes and favorable currency impact as a result of the strengthening of the Euro versus the U.S. dollar, partially offset by price reductions due to the implementation of Pack Epsilon and other pricing changes.

Derivatives Trading. For the year ended December 31, 2008, derivatives trading revenues increased by $258 million from the comparable period in 2007 to $919 million, primarily reflecting higher trading volumes, the inclusion of Euronext’s results for the full year in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext, and the acquisitions of NYSE Liffe US and NYSE Amex. These increases were partially offset by unfavorable currency impact as a result of the weakening pound sterling (local currency of NYSE Liffe) versus the U.S. dollar.

Listing. For the year ended December 31, 2008, listing fees were $395 million, an increase of $10 million from the comparable period in 2007, primarily due to the inclusion of Euronext for the full year in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext.

Market Data. For the year ended December 31, 2008, compared to the year ended December 31, 2007, market data revenue increased $58 million to $429 million, primarily due to higher subscriptions and price increase in Europe, as well as the inclusion of Euronext’s results for the full year in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext. Market data revenues within U.S. Operations were $215 million, a decrease of $10 million from the comparable period a year ago, reflecting a decline in our market share of trading in Tape A securities.

Other. For the year ended December 31, 2008, compared to the year ended December 31, 2007, other revenues decreased $46 million, or 12%, to $344 million. The decrease was primarily due to the lower regulatory revenues as a result of the FINRA divestiture and regulatory pricing changes. Offsetting these decreases were higher software revenues mainly as a result of the acquisition of Wombat and AEMS.

Expenses

	Year Ended December 31,
	2008				2007
	U.S. Operations	European Operations	Corporate Items and Eliminations	Total	U.S. Operations	European	Corporate Items and Eliminations	Total
	(in millions)
Section 31 fees	$(229)	$—	$—	$(229)	$(556)	$—	$—	$(556)
Liquidity payments	(1,145)	(147)	—	(1,292)	(626)	(103)	—	$(729)
Routing and clearing	(300)	—	—	(300)	(222)	—	—	(222)
Impairment charges	(5)	(1,585)	—	(1,590)	—	—	—	—
Other operating expenses	(963)	(906)	(14)	(1,883)	(1,001)	(556)	(25)	(1,582)
Regulatory fine income	3	—	—	3	30	—	—	30

Section 31 fees. Section 31 fees are designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. NYSE Euronext, in turn, collects activity assessment fees from member organizations executing trades on the NYSE and NYSE Arca. The decrease in Section 31 fees for the year ended December 31, 2008 was due to a 63% decline in the SEC rate collected and subsequently paid as compared to the same period a year ago.

Liquidity Payments. For the year ended December 31, 2008, liquidity payments were $1,292 million, an increase of $563 million compared to the year ended December 31, 2007. In addition to the contribution of European Operations for the full year in 2008, the increase in U.S. Operations reflects (i) increased handled trading volume on the NYSE Arca platform, including the implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated option contracts in penny increments, which resulted in increased trading volumes, and (ii) pricing and rebate changes implemented during the fourth quarter 2007 and throughout 2008.

Routing and Clearing. For the year ended December 31, 2008, routing and clearing fees were $300 million, an increase of $78 million compared to the year ended December 31, 2007. This increase was primarily due to new and increased amount of routing costs incurred as a result of order flow being routed to other market centers.

Impairment charges. For the year ended December 31, 2008, we recorded impairment charges of $1,590 million primarily in connection with the write-down of goodwill and other intangible assets in our European Operations to their estimated fair value.

Other Operating Expenses. For the year ended December 31, 2008, other operating expenses were $1,883 million, an increase of $301 million compared to the year ended December 31, 2007. The increase was primarily due to the inclusion of results of Euronext for the full year 2008, compared to the year ended December 31, 2007, and incremental merger expenses and exit costs following the implementation of cost containment initiatives.

Regulatory Fine Income

For the year ended December 31, 2008, compared to the year ended December 31, 2007, regulatory fine income decreased $27 million to $3 million. Regulatory fines result from actions taken by NYSE Regulation in its oversight of NYSE and NYSE Arca member organizations and, accordingly, may vary period over period. Regulatory fine income was expected to decrease as a result of the transfer of certain functions previously carried out by NYSE Regulation to FINRA effective July 30, 2007.

Non-operating components of our results of operations were as follows:

Interest Expense

Interest expense is primarily attributable to the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as debt incurred as part of subsequent transactions. The $21 million increase in interest expense was primarily due to the fact that our debt was outstanding for the full year in 2008 as compared to 2007 when we only started incurring meaningful debt in April following the merger transaction with Euronext. In addition, in the second quarter of 2008, we issued $750 million of fixed rate bonds due in June 2013 and €750 million ($1,181 million) of fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of our debt. These bonds bear interest at fixed rates per annum which are higher than the floating rate on commercial paper for the period.

Interest and Investment Income

The decrease in the average balance of cash and financial investments, fluctuation of interest rates and general market conditions were the primary drivers of the decrease in interest and investment income.

Gain on Sale of Equity Investment and Businesses

For the year ended December 31, 2008, NYSE Euronext recorded a $4 million gain on sale of equity investment primarily related to Powernext and Endex. For the year ended December 31, 2007, gain on sale of equity investment was $33 million primarily reflecting the sale of the member firm regulatory functions of NYSE Regulation to FINRA.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, primarily AEMS up until the August 5, 2008 acquisition of the remaining 50% stake previously owned by Atos Origin. Subsequent to the acquisition, the results of AEMS have been fully consolidated in our results of operations.

Other Income

For the year ended December 31, 2008, other income of $37 million primarily reflected foreign exchange and other one-time gains.

Minority Interest

For the year ended December 31, 2008, NYSE Euronext recorded minority interest of $5 million primarily representing 2.3% of the Euronext N.V. income for the period from January 1, 2008 to May 20, 2008 (the effective date of the statutory buy-out of the remaining minority Euronext shareholders).

Income Taxes

For the year ended December 31, 2008, NYSE Euronext provided for income taxes at an estimated tax rate of (15)%. Our effective tax rate was lower than the statutory rate primarily due to foreign operations and the non-deductability of goodwill impairment charges. For the year ended December 31, 2007, the consolidated effective tax rate was 27% which reflected foreign earnings taxed at lower rates. Included in the income tax provision for the year ended December 31, 2007 was a deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom.

Year Ended December 31, 2007 Versus Year Ended December 31, 2006

The following table sets forth NYSE Euronext’s consolidated statements of operations for the years ended December 31, 2007 and 2006, as well as the percentage increase or decrease for each item for the year ended December 31, 2007, as compared to such item for the year ended December 31, 2006.

	Year Ended December 31,		Percent Increase (Decrease)
	2007	2006
	(in millions)
Revenues
Activity assessment	$556	$673	(17)%
Cash trading	1,575	645	144%
Derivatives trading	661	31	2,032%
Listing	385	356	8%
Market data	371	223	66%
Software and technology services	98	137	(28)%
Regulatory	152	184	(17)%
Other	140	127	10%

Total revenues	3,938	2,376	66%
Section 31 fees	(556)	(673)	(17)%
Liquidity payments	(729)	(265)	175%
Routing and clearing	(222)	(74)	200%
Other operating expenses	(1,582)	(1,166)	36%
Regulatory fine income	30	36	(17)%

Operating income from continuing operations	879	234	276%
Interest expense	(129)	(3)	4,200%
Interest and investment income	69	44	57%
Gain on sale of equity investment and businesses	33	21	57%
Income from associates	10	—	—%
Other income	30	33	(9)%

Income from continuing operations before income tax provision and minority interest	892	329	171%
Income tax provision	(243)	(121)	101%
Minority interest	(10)	(3)	233%

Income from continuing operations	639	205	212%
Income from discontinuing operations	4	—	—%

Net income	$643	$205	214%

Highlights

For the year ended December 31, 2007, NYSE Euronext reported revenues (excluding activity assessment fees), operating income from continuing operations and net income of $3,382 million, $879 million and $643 million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and net income of $1,703 million, $234 million and $205 million, respectively.

The $1,679 million increase in revenues (excluding activity assessment fees), $645 million increase in operating income from continuing operations and $438 million increase in net income for the period reflect the following principal factors:

•

Increased revenues—Euronext’s results of operations were consolidated following the April 4, 2007 combination with NYSE Group and contributed revenues of $1,191 million for the year ended December 31, 2007, which was the primary driver of the period-over-period increase. Higher U.S. trading volumes also contributed to increased revenues, as well as increased liquidity payment and routing and clearing expenses, which partially offset increased revenues for the period.

•

Increased operating income from continuing operations—The period-over-period increase in operating income of $645 million was the result of Euronext’s contribution to operating income of $530 million, as well as other revenue growth and overall operating efficiencies as we realize merger synergies.

•	Improved net income—Period-over-period, net income increased $438 million, which was primarily impacted by the consolidation of Euronext, revenue growth and overall operating efficiencies.

Consolidated and Segment Results

Revenues

	Year Ended December 31,
	2007			2006
	U.S. Operations	European Operations	Total	U.S. Operations	European Operations	Total
	(in millions)
Activity assessment	$556	$—	$556	$673	—	$673
Cash trading	1,165	410	1,575	645	—	645
Derivatives trading	86	575	661	31	—	31
Listing	363	22	385	356	—	356
Market data	225	146	371	223	—	223
Other	352	38	390	448	—	448

Total revenues	$2,747	$1,191	$3,938	$2,376	—	$2,376

Cash trading. For the year ended December 31, 2007, U.S. Operations contributed $1,165 million to NYSE Euronext’s cash trading revenues, a $520 million increase as compared to December 31, 2006. The primary drivers of this increase (and their corresponding contributions) were pricing structure changes that were implemented for part of 2006 and for the full period in 2007 on both the NYSE and NYSE Arca (approximately $292 million), increased trading volume (approximately $139 million), and the inclusion of the results of NYSE Arca for the full year 2007 (approximately $89 million). European Operations contributed $410 million in revenues, reflecting the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext, in addition to increased trading volumes due to positive structural trading trends (such as the high frequency of algorithmic trading) and increased market volatility.

Derivatives trading. For the year ended December 31, 2007, derivatives trading revenues increased by $630 million from the comparable period in 2006 to $661 million, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 merger between NYSE Group and Euronext as well as increased market volatility resulting in increased trading volumes both in the U.S. and in Europe.

Listing. For the year ended December 31, 2007, listing fees were $385 million, an increase of $29 million from the comparable period in 2006, primarily reflecting the impact of Euronext’s business subsequent to the April 4, 2007 merger between NYSE Group and Euronext, and an increase in aggregate shares billed for annual fees by U.S. Operations.

Market data. For the year ended December 31, 2007, compared to the year ended December 31, 2006, market data revenue increased $148 million to $371 million, primarily reflecting the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext.

Other. For the year ended December 31, 2007, compared to the year ended December 31, 2006, other revenues decreased $58 million, or 13%, to $390 million. The decrease was primarily due to (i) a $32 million decrease in U.S. Operations’ regulatory revenue as a result of the completion of the sale of the member firm regulatory functions of NYSE Regulation to FINRA in July 2007, (ii) a $37 million decrease in U.S. Operations’ software and technology services revenue primarily as a result of a reduction in the amount of services provided by SIAC to its customers, and (iii) a $27 million decrease in U.S. Operations’ other revenue as a result of the discontinuation of the specialists trading privilege fee in December 2006 and the overall decrease of traders on the NYSE’s trading floor. These decreases were partially offset by the European Operations as the results of Euronext subsequent to the April 4, 2007 combination of the businesses of NYSE Group and Euronext.

Expenses

	Year Ended December 31,
	2007				2006
	U.S. Operations	European Operations	Corporate Items and Eliminations	Total	U.S. Operations	European Operations	Corporate Items and Eliminations	Total
	(in millions)
Section 31 fees	$(556)	$—	$—	$(556)	$(673)	$—	$—	$(673)
Liquidity payments	(626)	(103)	—	(729)	(265)	—	—	(265)
Routing and clearing	(222)	—	—	(222)	(74)	—	—	(74)
Other operating	(1,001)	(556)	(25)	(1,582)	(1,146)	—	(20)	(1,166)
Regulatory fine	30	—	—	30	36	—	—	36

Liquidity Payments. For the year ended December 31, 2007, liquidity payments were $729 million, an increase of $464 million compared to the year ended December 31, 2006. This increase reflects (i) changes in the NYSE’s pricing structure implemented during December 2006 that included a fixed monthly specialist rebate (representing approximately $92 million), coupled with increased trading volumes on our U.S. cash markets (representing approximately $205 million), (ii) the implementation on NYSE Arca, Inc. of an industry-wide pilot program for trading designated options contracts in penny increments, which resulted in increased trading volumes on which liquidity payments were made (representing approximately $20 million), (iii) the inclusion of the results of NYSE Arca for the full year 2007 (representing approximately $44 million), (iv) the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext and (v) increased trading volatility in the European derivatives markets.

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

Other Operating Expenses. For the year ended December 31, 2007, other operating expenses were $1,582 million, an increase of $416 million compared to the year ended December 31, 2006. The increase was primarily related to systems and communications ($144 million), depreciation and amortization ($104 million), marketing and other ($69 million), compensation ($54 million), and all others ($45 million). The driver of the increase was primarily as a result of the impact of European Operations, reflecting the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext.

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

Non-operating components of our results of operations were as follows:

Interest Expense

The significant increase in interest expense was primarily attributable to the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007.

Interest and Investment Income

Consolidation of interest and investment income from Euronext and the favorable impact of rising interest rates on cash, cash equivalents and financial investments were the primary factors in the $25 million increase in interest and investment income.

Gain on Sale of Equity Investment and Businesses

For the year ended December 31, 2007, NYSE Euronext recorded a $32 million gain on the sale of the member firm regulatory functions of NYSE Regulation to FINRA.

Income from Associates

Income from associates reflects NYSE Euronext pro rata share in earnings of equity method investments, including AEMS, MTS (through its disposition on September 14, 2007) and Powernext.

Other Income

For the year ended December 31, 2007, other income of $30 million primarily reflected the receipt of insurance reimbursements, which may vary period over period.

Minority Interest

For the year ended December 31, 2007, NYSE Euronext recorded minority interest of $10 million primarily representing 2.32% of the Euronext income for the period, which corresponds to the percentage of voting rights that were not tendered during the initial exchange offer period. During the comparable period in 2006, NYSE Euronext recorded minority interest until November 1, 2006 when it purchased the one-third ownership stake in SIAC previously held by NYSE Amex.

Income Taxes

The consolidated effective tax rate for the year ended December 31, 2007 was 27% which reflects foreign earnings taxed at lower rates. Included in the income tax provision for the year ended December 31, 2007 was a deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom. For the year ended December 31, 2006, NYSE Euronext’s effective rate was 37%, lower than the statutory rate primarily as a result of federal and state tax credits.

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

Cash Flows From Operating Activities

For the year ended December 31, 2008, net cash provided by operating activities of continuing operations was $721 million. Capital expenditures for the year ended December 31, 2008 were $376 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2008, NYSE Euronext did not have significant restricted cash balances.

Net Financial Indebtedness

As of December 31, 2008, NYSE Euronext had approximately $3.1 billion in debt outstanding and $1.0 billion of cash and cash equivalents and financial investments, resulting in $2.1 billion in net indebtedness. We define net indebtedness as outstanding debt less cash and cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	December 31,
	2008	2007
Cash and cash equivalents	$777	$934
Current investments	236	557
Securities purchased under agreements to resell	—	9

Cash, cash equivalents and financial investments	1,013	1,500

Short term debt	1,350	2,164
Long term debt	1,787	494

Total debt	3,137	2,658

Net indebtedness	$2,124	$1,158

Cash, cash equivalents and financial investments are managed as a global treasury portfolio of non-speculative financial instruments that are readily convertible into cash, such as overnight deposits, term deposits, money market funds, mutual funds for treasury investments, short duration fixed income investments and other money market instruments, thus ensuring high liquidity of financial assets.

As of December 31, 2008, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount	Maturity
Commercial paper issued under the global commercial paper program	$692	From January 2, 2009 until March 16, 2009
Bond in sterling	£250($365)	June 16, 2009
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€750($1,044)	June 30, 2015
Bank overdraft	$249

The £250 million ($365 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE (Holdings) plc by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. As of December 31, 2008, taking into account this swap, the effective interest rate on the bonds was 3.3%. The bonds mature in June 2009.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2008, NYSE Euronext had $0.7 billion of debt outstanding at an average interest rate of 2.9% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $1.0 billion 364-day syndicated revolving bank facility maturing on April 1, 2009. These bank facilities are also available for general corporate purposes and were not drawn as of December 31, 2008. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($418 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of December 31, 2008, NYSE Euronext had three committed bank credit facilities totaling $3.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

Liquidity Risk

NYSE Euronext continually reviews its liquidity and debt positions, and subject to market conditions and credit and strategic considerations, may from time to time determine to vary the maturity profile of its debt and diversify its sources of financing. NYSE Euronext anticipates being able to support short-term liquidity and operating needs primarily through existing cash balances and financing arrangements, along with future cash flows from operations. If existing financing arrangements are insufficient to meet anticipated needs or to refinance existing debt, NYSE Euronext may seek additional financing in either the debt or equity markets. NYSE Euronext may also seek equity or debt financing in connection with future acquisitions or other strategic transactions. While we believe that we generally have access to debt markets, including bank facilities and publicly and privately issued long and short term debt, we may not be able to obtain additional financing on acceptable terms or at all.

The commercial paper market experienced disruptions in the second half of 2008. Because new issues of commercial paper generally fund the retirement of outstanding issues, NYSE Euronext is also exposed to the rollover risk of not being able to refinance outstanding commercial paper. In order to mitigate the rollover risk, NYSE Euronext maintains backstop bank facilities for an aggregate amount exceeding at any time the amount issued under its commercial paper program. In the event of severe disruptions in the commercial paper market, NYSE Euronext would have the ability to draw on these backstop facilities.

Share Repurchase Program

The board of directors has authorized the repurchase of up to $1.0 billion of NYSE Euronext common stock. Subsequent to the October 1, 2008 acquisition of NYSE Amex, NYSE Euronext commenced repurchases under this authorization, and NYSE Euronext plans to repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable U.S. and European laws, regulations and approvals, strategic considerations, market conditions and other factors. As of December 31, 2008, NYSE Euronext had repurchased 13.4 million shares at an average price of $26.04 per share. Under SEC rules, NYSE Euronext will not be able to repurchase shares during certain restricted time periods.

Dividends

In June 2007, the board of directors declared an annual cash dividend of $1.00 per share of common stock, payable on a quarterly basis. Quarterly dividends of $0.25 per share were paid on July 13, 2007, December 28, 2007 and March 31, 2008. In March 2008, the board of directors approved an increase in NYSE Euronext’s annual dividend, to $1.20 per share of common stock. Quarterly dividends of $0.30 per share were paid on June 30, 2008, September 30, 2008 and December 31, 2008. A quarterly dividend of $0.30 per share is scheduled to be paid on March 31, 2009. On February 9, 2009, NYSE Euronext announced that its board of directors had determined to maintain NYSE Euronext’s quarterly dividend of $0.30 per share through 2009.

Summary Disclosures About Contractual Obligations

The table below summarizes NYSE Euronext’s debt and future minimum lease obligations on its operating leases as of December 31, 2008 (in millions):

	Payments due by year(1)
	Total	2009	2010	2011	2012	2013	Thereafter
Debt (principal and accrued interest obligations)	$3,137	$1,350	$—	$—	$—	$748	$1,039
Debt (future interest obligations)	550	72	92	92	92	74	128
Operating lease obligations	648	121	109	74	66	54	224
Other commitments(2)	624	621	3	—	—	—	—

	$4,959	$2,164	$204	$166	$158	$876	$1,391

(1)	As of December 31, 2008, obligations under capital leases were not significant. NYSE Euronext also has obligations related to unrecognized tax positions, deferred compensation and other post-retirement benefits. The date of payment under these obligations cannot be determined. See Notes 8—“Pension and Other Benefit Programs,” 10—“Stock Based Compensation,” and 15—“Income Taxes” to the consolidated financial statements.
(2)	Including in 2009, $250 million for the acquisition of a 25% ownership interest in the Doha Securities Market and €260 million ($362 million) for NYSE Liffe Clearing. As previously announced, we are currently in discussions to restructure the equity investment portion of the transaction, which will likely reduce our ownership interest to 20% and our cost to $200 million, payable over several years.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting policies reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on our exchanges—listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for NYSE and Euronext, and 5 years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

In addition, NYSE Euronext, through Wombat, licenses software and provides software services which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” which involves significant judgment.

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

Pension and Other Post-Retirement Employee Benefits

Pension and Other Post-Employment Benefits (OPEB) costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. In accordance with the U.S.

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

Hedging Activities

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).” SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

New Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), requires the acquiring entity in a business combination to: (1) recognize all assets acquired and liabilities assumed generally at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling (minority) interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for NYSE Euronext for any acquisitions occurring in 2009 and years thereafter.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. SFAS No. 160 also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity. SFAS No. 160 is effective for NYSE Euronext beginning January 1, 2009.

SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”) is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

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

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of December 31, 2008 (in millions):

	Financial assets	Financial liabilities		Net Exposure	Impact(2) of a 100 bps adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	365	238		127	(1.3)
Euro	304	745		(441)	(4.4)
Sterling	258	368	(4)	(110)	(1.1)
Fixed rate positions in
Dollar	1	748		(747)	(28.9)
Euro	—	1,039		(1,039)	(51.7)
Sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond issuance.

In order to hedge interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps, with counterparties that meet high creditworthiness and rating standards. At December 31, 2008, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($365 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At December 31, 2008, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $747 million and $1,039 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $28.9 million and $51.7 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in the U.S. dollar, when interest rates in the U.S. dollar decrease, NYSE Euronext’s net interest and investment income decreases. Based on December 31, 2008 positions, a hypothetical 1% decrease in U.S. dollar rates would negatively impact annual income by $1.3 million. Because NYSE Euronext is a net borrower in euro and sterling, when interest rates in euro or sterling increase, NYSE Euronext net interest and investment income decreases. Based on December 31, 2008 positions, a hypothetical 1% increase in euro and sterling rates would negatively impact annual income by $4.4 million and $1.1 million, respectively.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the year ended December 31, 2008 is presented by primary foreign currency in the following table (in millions):

	Year ended December 31, 2008
	Euro	Sterling
Average rate in the period	$1.4708	$1.8526
Average rate in the same period one year before	$1.3710	$2.0015
Foreign denominated percentage of
Revenues	23%	14%
Operating expenses (1)	15%	12%
Operating income (1)	52%	21%
Impact of the currency fluctuations (2) on
Revenues	$30.8	$(76.3)
Operating expenses (1)	22.8	(58.3)
Operating income (1)	8.0	(19.0)

(1)	Excluding $1,590 million impairment charges recorded in 2008.

(2)	Represents the impact of currency fluctuation for the year ended December 31, 2008 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	December 31, 2008
	Position in euros	Position in sterling
Assets	€4,399	£2,730
of which goodwill	1,049	1,074
Liabilities	2,440	682
of which borrowings	1,279	252

Net currency position before hedging activities	1,959	2,048
Impact of hedging activities	—	40

Net currency position	€1,959	£2,088

Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(273)	$(305)

At December 31, 2008, NYSE Euronext was exposed to net exposures in euro and sterling of €2.0 billion ($2.7 billion) and £2.1 billion ($3.1 billion), respectively. NYSE Euronext’s borrowings in euro and sterling of €1.3 billion ($1.8 billion) and £0.3 billion ($0.4 billion), respectively, constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of December 31, 2008, NYSE Euronext also had a £40 million ($61 million) sterling/dollar foreign exchange swap outstanding. This swap matured in January 2009. As of December 31, 2008, the fair value of this swap was a $2.7 million liability.

Based on December 31, 2008 net currency positions, a hypothetical 10% decrease of the euro against the dollar would negatively impact NYSE Euronext’s equity by $273 million and a hypothetical 10% decrease of the sterling against the dollar would negatively impact NYSE Euronext’s equity by $305 million. For the year ended December 31, 2008, currency exchange rate differences had a negative impact of $1.4 billion on NYSE Euronext’s consolidated equity.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of NYSE Euronext’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that NYSE Euronext’s internal control over financial reporting as of December 31, 2008 was effective.

The effectiveness of NYSE Euronext’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NYSE Euronext:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NYSE Euronext and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/     PricewaterhouseCoopers LLP

New York, New York

February 26, 2009

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in millions, except per share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$777	$934
Financial investments	236	557
Securities purchased under agreements to resell	—	9
Accounts receivable, net	744	489
Deferred income taxes	113	111
Other current assets	156	60
Current assets from discontinued operations (Note 5)	—	118

Total current assets	2,026	2,278
Property and equipment, net	695	519
Goodwill	3,985	4,687
Other intangible assets, net	5,866	7,180
Investment in associates	—	337
Deferred income taxes	671	384
Other assets	705	792
Non-current assets from discontinued operations (Note 5)	—	441

Total assets	$13,948	$16,618

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$997	$761
Section 31 fees payable	84	169
Deferred revenue	113	124
Short term debt	1,350	2,164
Deferred income taxes	38	53
Current liabilities from discontinued operations (Note 5)	—	191

Total current liabilities	2,582	3,462
Accrued employee benefits	576	312
Deferred revenue	360	349
Long term debt	1,787	494
Deferred income taxes	2,002	2,295
Other liabilities	67	27
Non-current liabilities from discontinued operations (Note 5)	—	119

Total liabilities	7,374	7,058
Minority interest	18	176
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 400 shares authorized, none issued	—	—
Common stock, $0.01 par value, 800 shares authorized; 274 and 267 shares issued; 259 and 265 shares outstanding	3	3
Common stock held in treasury, at cost: 15 and 2 shares	(416)	(67)
Additional paid-in capital	8,522	8,319
Retained earnings (accumulated deficit)	(331)	637
Accumulated other comprehensive income (loss)	(1,222)	492

Total stockholders’ equity	6,556	9,384

Total liabilities and stockholders’ equity	$13,948	$16,618

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Revenues:
Activity assessment	$229	$556	$673
Cash trading	2,387	1,575	645
Derivatives trading	919	661	31
Listing	395	385	356
Market data	429	371	223
Software and technology services	160	98	137
Regulatory	49	152	184
Other	135	140	127

Total revenues	4,703	3,938	2,376
Section 31 fees	(229)	(556)	(673)
Liquidity payments	(1,292)	(729)	(265)
Routing and clearing	(300)	(222)	(74)
Merger expenses and exit costs	(177)	(67)	(54)
Impairment charges	(1,590)	—	—
Compensation	(664)	(612)	(558)
Systems and communication	(317)	(264)	(120)
Professional services	(163)	(112)	(110)
Depreciation and amortization	(253)	(240)	(136)
Occupancy	(125)	(115)	(85)
Marketing and other	(184)	(172)	(103)
Regulatory fine income	3	30	36

Operating (loss) income from continuing operations	(588)	879	234
Interest expense	(150)	(129)	(3)
Interest and investment income	51	69	44
Gain on sale of equity investment and businesses	4	33	21
Income from associates	1	10	—
Other income	37	30	33

(Loss) income from continuing operations before income tax provision and minority interest	(645)	892	329
Income tax provision	(95)	(243)	(121)
Minority interest	(5)	(10)	(3)

(Loss) income from continuing operations	(745)	639	205
Income from discontinued operations (Note 5)	7	4	—

Net (loss) income	$(738)	$643	$205

Basic (loss) earnings per share:
(Loss) earnings per share, continuing operations	$(2.81)	$2.70	$1.38
Earnings per share, discontinued operations	0.03	0.02	—

	$(2.78)	$2.72	$1.38

Diluted (loss) earnings per share:
(Loss) earnings per share, continuing operations	$(2.81)	$2.68	$1.36
Earnings per share, discontinued operations	0.03	0.02	—

	$(2.78)	$2.70	$1.36

Basic weighted average shares outstanding	265	237	149 (a)
Diluted weighted average shares outstanding	265	238	150 (a)

(a)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Members’ Equity	Total
	Shares	Par Value
Balance as of December 31, 2005	—	$—	$—	$—	$—	$(8)	$807	$799
Comprehensive income:
Net income for the period from January 1 to March 7, 2006	—	—	—	—	—	—	29	29
Net income for the period from March 8 to December 31, 2006	—	—	—	—	176	—	—	176
Other comprehensive income, net of taxes of $1 for the period from January 1 to March 7, 2006	—	—	—	—	—	1	—	1
Change in market value adjustments, net of taxes of $2 from March 8 to December 31, 2006	—	—	—	—	—	3	—	3
Change in minimum pension liability, net of taxes of $3	—	—	—	—	—	4	—	4

Total comprehensive income								213
SAB 108 adjustment	—	—	—	—	7	—	—	7
Members’ distribution	—	—	—	—	—	—	(410)	(410)
Members’ dividend	—	—	—	—	—	—	(96)	(96)
Exchange of NYSE membership interest	109	1	—	329	—	—	(330)	—
Merger with Archipelago	48	1	(66)	1,150	—	—	—	1,085
Employee stock transactions	1	—	—	76	—	—	—	76
Initial adoption of SFAS No. 158, net of taxes of ($4)	—	—	—	—	—	(5)	—	(5)

Balance as of December 31, 2006	158	$2	$(66)	$1,555	$183	$(5)	—	$1,669
Comprehensive income:
Net income	—	—	—	—	643	—	—	643
Foreign currency translation, after impact of net investment hedge of ($181) and related taxes of $67	—	—	—	—	—	434	—	434
Change in market value adjustments, net of taxes of ($10)	—	—	—	—	—	31	—	31
Employee benefit plan adjustments:
Net gains (losses), net of taxes of ($21)	—	—	—	—	—	32	—	32
Prior service cost, net of taxes of ($3)	—	—	—	—	—	4	—	4
Amortization of prior service costs/gains (losses), net of taxes of $3	—	—	—	—	—	(4)	—	(4)

Total comprehensive income								1,140

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME—(Continued)

(in millions)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Members’ Equity	Total
	Shares	Par Value
Merger with Euronext	107	1	—	6,644	—	—	—	6,645
Adoption of FIN 48	—	—	—	—	10	—	—	10
Employee stock transactions	2	—	—	120	—	—	—	120
Transactions in own shares	—	—	(1)	—	—	—	—	(1)
Dividends	—	—	—	—	(199)	—	—	(199)

Balance as of December 31, 2007	267	$3	$(67)	$8,319	$637	$492	$—	$9,384
Comprehensive loss:
Net loss	—	—	—	—	(738)		—	(738)
Foreign currency translation, after impact of net investment hedge of ($93) and related taxes of $38	—	—	—	—	—	(1,438)	—	(1,438)
Change in market value adjustments, net of taxes of $25	—	—	—	—	—	(46)	—	(46)
Employee benefit plan adjustments:
Net gains (losses), net of taxes of $178	—	—	—	—	—	(234)	—	(234)
Amortization of prior service costs/gains (losses), net of taxes of ($2)	—	—	—	—	—	4	—	4

Total comprehensive loss								(2,452)
Merger with NYSE Amex	7	—	—	260	—	—	—	260
Employee stock transactions	—	—	—	18	—	—	—	18
Transactions in own shares	—	—	(349)	—	—	—	—	(349)
Dividends	—	—	—	(75)	(230)	—	—	(305)

Balance as of December 31, 2008	274	$3	$(416)	$8,522	$(331)	$(1,222)	$—	$6,556

Accumulated other comprehensive income/(loss) was as follows (in millions):

	December 31,
	2008	2007
Market value adjustments of available-for-sale securities	$(8)	$38
Foreign currency translation	(1,004)	434
Employee benefit plan adjustments	(210)	20

	$(1,222)	$492

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(738)	$643	$205
Income from discontinued operations	(7)	(4)	—

Income (loss) from continuing operations	(745)	639	205
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment charges	1,590	—	—
Depreciation and amortization	276	273	136
Deferred income taxes	(184)	(75)	(17)
Deferred revenue amortization	(79)	(87)	(80)
Stock based compensation	48	29	53
Gain on sale of equity investment and businesses	(4)	(32)	(21)
Other non-cash items	(19)	51	17
Change in operating assets and liabilities:
Accounts receivable, net	(272)	34	(71)
Other assets	(210)	27	(54)
Accounts payable, accrued expenses and Section 31 fees payable	238	(184)	(53)
Deferred revenue	4	71	72
Accrued employee benefits	78	(34)	31

Net cash provided by operating activities	721	712	218
Cash flows from investing activities:
Euronext merger, net of cash acquired	(395)	(2,879)	—
Cash acquired in other business combinations	49	—	218
Sales of investments	2,389	8,100	10,851
Purchases of investments	(2,203)	(7,264)	(10,548)
Net sales of securities purchased under agreements to resell	9	11	108
Purchases of property and equipment	(376)	(182)	(98)
Purchases of equity investments and businesses	(539)	(243)	(51)
Sales of equity investments and businesses	360	727	26
Other investing activities	5	(18)	—

Net cash (used in) provided by investing activities	(701)	(1,748)	506
Cash flows from financing activities:
Proceeds from issuance of debt	1,929	11	—
Commercial paper (repayments) borrowings, net	(1,627)	1,966	—
Bank overdraft borrowings, net	249	—	—
Repayment of other debt	—	(146)	—
Dividends to shareholders	(305)	(194)	—
Purchase of treasury stock	(349)	(1)	—
Distribution to former NYSE Members	—	—	(410)
Dividend to former NYSE Members	—	—	(96)
Employee stock transactions	10	57	25
Principal payment of capital lease obligations	(4)	(7)	(8)

Net cash (used in) provided by financing activities	(97)	1,686	(489)

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	32	(8)	—
Net cash used in investing activities of discontinued operations	(28)	(50)	—
Net cash used in financing activities of discontinued operations	(13)	14	—

Effects of exchange rate changes on cash and cash equivalents	(71)	50	—

Net (decrease) increase in cash and cash equivalents for the year	(157)	656	235
Cash and cash equivalents at beginning of year	934	278	43

Cash and cash equivalents at end of year	$777	$934	$278

Supplemental disclosures:
Cash paid for income taxes	$250	$250	$126
Cash paid for interest	260	122	3
Non-cash investing and financing activities:
Merger with Euronext	$—	$6,600	$—
Debt assumed as part of Euronext merger	—	494	—
Merger with NYSE Amex	260	—	—
Exchange of NYSE membership interest	—	—	330
Merger with Archipelago	—	—	1,085
Capital lease obligations	—	—	5

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Alternext US LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” Until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incidental to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

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

The business combination transaction between NYSE Group and Euronext has been treated as a purchase business combination for accounting purposes, with NYSE Group as the business and accounting acquiror. As a result, the results of NYSE Group are the historical results of NYSE Euronext, prior to the business combination.

We made certain reclassifications to our prior year consolidated financial statements to conform to our 2008 presentation. The operations of GL Trade are reflected as discontinued operations. See Note 5—“Discontinued Operations.”

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could be materially different from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents are composed of cash and highly liquid investments with an original maturity of three months or less.

Revenue Recognition

Cash trading fees are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of the NYSE Euronext trading venues, and the fees vary, based on the size, type of trade that is consummated and trading venue. NYSE, NYSE Amex and NYSE Arca earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. Euronext earns transaction fees for customer orders of equity, debt securities and other cash instruments on Euronext’s cash markets. Cash trading fees are recognized as earned.

Derivative trading fees are paid by organizations based on their trading activity. Fees are assessed on a fixed per-contract basis for the (i) execution of trades of derivative contracts on Euronext’s derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon, and (ii) execution of options contracts traded on NYSE Arca and LIFFE Administration and Management (“NYSE Liffe”). In some cases, these fees are subjected to caps. Derivative trading fees are recognized as earned.

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

In the U.S., NYSE Euronext collects market data revenues principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of administration costs) are distributed to participating markets on the basis of the Regulation NMS formula. In Europe, Euronext charges a variety of users, primarily end-users, for the use of Euronext’s real-time and proprietary market services. Euronext also collects annual license fees from vendors for the right to distribute Euronext data to third parties and a service fee from vendors for direct connection to market data. These fees are recognized as services are rendered.

Software and technology services revenues are generated primarily from connectivity services related to the Secure Financial Transaction Infrastructure network, software licenses and maintenance fees, and strategic consulting services. Co-location revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.

The principal regulatory fees charged to member organizations of our U.S. markets include (i) a regulatory fee based on Gross Focus revenues charged to member organizations (in 2008, $0.105 per $1,000 of Gross Focus—Financial and Operational Combined Uniform Single Report—revenues generated by member broker-dealers, which are reported on a six-month lag basis), (ii) a fee based on the number of registered representatives charged to NYSE Arca and NYSE Amex member organizations and (iii) various regulatory fees charged to specialists, through June 30, 2008, on the NYSE and NYSE Amex, and to market makers, order routing firms and other broker-dealers on NYSE Arca and NYSE Amex.

Other revenues consist of trading license fees, facility and other fees provided to specialists, brokers and clerks physically located on the U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, and clearance and settlement activities derived from Euronext businesses. License fees are recognized on a pro-rata basis over the calendar year. All other fees are recognized when services are rendered.

Currency Translation

NYSE Euronext’s functional currency is the U.S. dollar. Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange throughout the year. NYSE Euronext seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency-denominated debt.

Hedging Activity

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the consolidated statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from instruments designated as net investment hedges are classified as financing activities.

Financial Investments

NYSE Euronext’s financial investments generally are classified as available-for-sale securities and are carried at fair value as of trade date with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income on debt securities, bank deposits and other interest rate investments, including amortization of premiums and accretion of discounts, is accrued and recognized over the life of the investment. The specific identification method is used to determine realized gains and losses on sales of investments, which are reported in interest and investment income in the consolidated statements of operations.

NYSE Euronext regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding impairment is charged to earnings.

Fair Value Measurements

NYSE Euronext accounts for certain financial instruments at fair value, including available-for-sale instruments, derivatives instruments and certain debt instruments. NYSE Euronext adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Euronext’s accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectability of each account. In circumstances where a specific customer’s inability to meet its financial obligations is known, NYSE Euronext records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected.

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Euronext’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in millions):

	Year Ended December 31,
	2008	2007
Beginning balance	$15	$13
Additions
Charges to income	8	5
Business combinations	12	1
Write-offs	(7)	(4)
Currency translation and other	(2)	—

Ending balance	$26	$15

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Euronext’s reporting units. An impairment loss is triggered if the estimated fair value of a reporting unit, which is a component one level below NYSE Euronext’s two reportable segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the impairment loss.

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

Activity Assessment Fees and Section 31 Fees

NYSE Euronext pays SEC fees pursuant to Section 31 of the Exchange Act for transactions executed on the U.S. exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Euronext, in turn, collects activity assessment fees from member organizations clearing or settling trades on the NYSE, NYSE Amex and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Euronext’s net income.

Accrued Employee Benefits

NYSE Euronext accounts for defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) under SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106 and 132R” (“SFAS No. 158”). SFAS No. 158 requires plan sponsors of benefit plans to recognize the funded status of their benefit plans in the consolidated statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated statement of financial position, and provide additional disclosures.

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

Stock Based Compensation

NYSE Euronext accounts for stock based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which requires that the cost of employee services received in exchange for a share-based award be generally measured based on the grant-date fair value of the award and amortized over the relevant service period on a graded basis. NYSE Euronext estimates an expected forfeiture rate while recognizing the expense associated with these awards.

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

On January 1, 2007, NYSE Euronext adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 requires that NYSE Euronext determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition criteria, the position is measured to determine the amount of benefit to be recognized in the financial statements.

New Accounting Pronouncements

SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), requires the acquiring entity in a business combination to (1) recognize all assets acquired and liabilities assumed generally at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling (minority) interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) is effective for NYSE Euronext for any acquisitions occurring in 2009 and years thereafter.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. SFAS No. 160 also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity. SFAS No. 160 is effective for NYSE Euronext beginning January 1, 2009.

SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”) is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Note 3—Acquisitions and Divestitures

Euronext

On April 4, 2007, NYSE Group and Euronext combined their businesses under NYSE Euronext, a holding company formed for that purpose. On that date, NYSE Group became a wholly owned subsidiary of NYSE Euronext. After the two exchange offers concluded in April 2007, NYSE Euronext owned approximately 97.7% of the voting rights of Euronext N.V.

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

The following is a full summary of the purchase price in the Euronext combination (in millions, except per share data):

Euronext shares tendered	109
Times	0.98	(a)
Times	$61.70	(b)

Equity component	$6,600
plus:
Euronext shares tendered	109
Times	$28.54	(a)

Cash component for shares tendered	$3,115
Cash component for 2.3% Euronext N.V. shares	395
Acquisition costs	74
Fair value of stock, equity awards and other instruments	58

Total purchase price	$10,242

(a)	Each tendered Euronext share was exchanged into 0.98 of a share of NYSE Euronext common stock and €21.32 ($28.54) in cash.

(b)	Corresponding to the average closing stock price of NYSE Group common stock for the five-day period beginning two days before and ending after June 1, 2006 (the date the combination was agreed to and announced).

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

Pro Forma Results. The following table provides unaudited pro forma results of operations as if the business combination transaction between NYSE Group and Euronext had been completed on January 1, 2007 (in millions, except per share data):

Year Ended December 31, 2007
Total revenues	$4,306
Net income	$700
Basic earnings per share	$2.64
Diluted earnings per share	$2.63

NYSE Amex

On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation. NYSE Euronext acquired the business of The Amex Membership Corporation, including its subsidiary the American Stock Exchange (now known as NYSE Amex) and as a result of the completion of the transaction, (1) each holder of a regular membership of The Amex Membership Corporation became entitled to receive approximately 8,100 shares of NYSE Euronext common stock and (2) each holder of an options principal membership of The Amex Membership Corporation became entitled to receive approximately 7,200 shares of NYSE Euronext common stock, in each case, with any fractional shares to be paid in cash. A total of approximately 6.8 million shares of NYSE Euronext common stock were issued with a value of approximately $260 million. In addition, each former holder of a regular or options principal membership will be entitled to receive additional consideration calculated by reference to the net proceeds, if any, from the sale of the NYSE Amex headquarters in lower Manhattan, if such sale occurs within a specified period of time and certain conditions are satisfied. We have accounted for the NYSE Amex headquarters as an asset-held-for-sale within other assets (non-current), on our consolidated statements of financial condition.

The transaction enhances NYSE Euronext’s scale in U.S. options, exchange traded funds, closed-end funds, structured products and cash equities.

The results of NYSE Amex have been included in the consolidated results of operations of NYSE Euronext since October 1, 2008. Such results are not significant to the consolidated financial statements of NYSE Euronext and therefore no pro forma financial statements reflecting the NYSE Amex acquisition are provided.

AEMS

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in Atos Euronext Market Solutions (“AEMS”) previously owned by Atos Origin. Through the transaction, NYSE Euronext acquired (i) the NSC cash trading and LIFFE CONNECT® derivatives trading platform technology, and all of the management and development services surrounding these platforms, (ii) AEMS’s third-party exchange technology business, and (iii) TRS/CPS, clearing software. The purchase price in the transaction was approximately €162 million ($255 million), net of approximately €120 million ($189 million) of cash acquired, and is subject to certain post-closing adjustments. The results of operations and financial condition of AEMS have been consolidated within our consolidated statement of operations and statement of financial results subsequent to the August 5, 2008 acquisition.

Wombat

On March 7, 2008, NYSE Euronext completed the acquisition of Wombat Financial Software, Inc. (“Wombat”), a privately held global leader in high-performance financial market data management solutions. This strategic acquisition broadened NYSE Euronext’s offering of comprehensive market-agnostic connectivity, transaction and data management solutions to customers globally by integrating Wombat’s industry leading and rapidly growing market data enterprise software and services with the NYSE TransactTools connectivity and messaging business. NYSE Euronext acquired Wombat for $200 million in cash consideration, and created a retention pool for Wombat employees consisting of restricted stock unit grants in an amount equal to $25 million.

NYSE Liffe US

On March 14, 2008, NYSE Euronext entered into an agreement with CME Group to acquire the CBOT Metals Complex, including its volume and open interest. The precious metals contracts provide a point of entry for us into the U.S. futures market and complement NYSE Euronext’s existing commodities franchise at NYSE Liffe. The business, operated through NYSE Liffe US, LLC, acquired Designated Contract Market status on August 21, 2008 and began operations on September 9, 2008.

Other transactions

Financial Industry Regulatory Authority

On July 30, 2007, NYSE Group and NYSE Regulation, Inc. (“NYSE Regulation”), each wholly owned subsidiaries of NYSE Euronext, entered into and completed an asset purchase agreement with National Association of Securities Dealers, Inc. (“NASD”) pursuant to which the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service (collectively, the “Transferred Operations”), were consolidated with those of the NASD. The consolidated organization is known as Financial Industry Regulatory Authority (“FINRA”).

NYSE Regulation continues to perform market surveillance and related enforcement activities and listed company compliance for New York Stock Exchange LLC and NYSE Arca, Inc.

The transaction involved the transfer to FINRA of the assets and liabilities associated with the Transferred Operations (including related expenses and revenues and approximately 427 employees), the sublease to FINRA of office space at 20 Broad Street and 14 Wall Street in New York City, and the provision by NYSE Group of certain security and facilities services to the FINRA locations at 20 Broad Street and 14 Wall Street for a five-year period. In connection with this transaction, NYSE Euronext realized a $32 million gain classified as gain on sale of equity investment and businesses in the consolidated statements of operations for the year ended December 31, 2007.

In addition, FINRA and NYSE Group also entered into agreements under which NYSE Group provides certain transition services to FINRA and its affiliates and FINRA provides certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet

For the year ended December 31, 2008, NYSE Euronext used the services of LCH.Clearnet Ltd. (“LCH.Clearnet”) for clearing transactions executed on its European cash markets and NYSE Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal).

On July 27, 2007, LCH.Clearnet redeemed all of the outstanding LCH.Clearnet redeemable convertible preference shares held by NYSE Euronext, and repurchased a portion of LCH.Clearnet ordinary shares held by NYSE Euronext for €399 million ($548 million). On June 11, 2008, LCH.Clearnet purchased an additional 6 million ordinary shares from NYSE Euronext for €62 million ($97 million). As of December 31, 2008, NYSE Euronext retained a 5% stake in LCH.Clearnet’s outstanding share capital and the right to appoint one director to LCH.Clearnet’s board of directors.

On October 31, 2008, NYSE Euronext announced that its London derivatives subsidiary, the London Market of NYSE Liffe, would take full responsibility for clearing activities in its London market, subject to regulatory approval, with the target of beginning operations in the first half of 2009. To achieve this, the London Market of NYSE Liffe will become a self-clearing Recognised Investment Exchange and will outsource certain clearing functions to LCH.Clearnet. NYSE Liffe has entered into binding agreements with LCH.Clearnet to terminate its current clearing arrangements and to establish new arrangements known as “NYSE Liffe Clearing.” As part of the termination of its current clearing arrangements with LCH.Clearnet, NYSE Euronext will make a one-time €260 million ($362 million) payment to LCH.Clearnet.

Note 4—Restructuring

During 2005, NYSE Group adopted a plan to eliminate employee positions. The elimination of positions continued through 2006 and 2007. In 2008, NYSE Group initiated a voluntary resignation incentive plan (“VRIP”) and voluntary retirement plan which 235 employees accepted during the twelve months ended December 31, 2008. As part of the business combination between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions. In addition, in 2008, NYSE Euronext initiated a new plan in Europe, which includes an estimated net reduction of 200 employees. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through December 31, 2008 and the remaining accrual as of December 31, 2008 (in millions):

	U.S. Operations	European Operations	Total
Balance as of January 1, 2007	$17	$—	$17
Employee severance and related benefits	5	23	28
Severance and benefit payments	(19)	(14)	(33)
Currency translation and other	—	2	2

Balance as of December 31, 2007	3	11	14
Employee severance and related benefits	71	113	184
Severance and benefit payments	(22)	(33)	(55)
Currency translation and other	—	(2)	(2)

Balance as of December 31, 2008	$52	$89	$141

The severance charges are either included in merger expenses and exit costs in the consolidated statements of operations or represent the fair value assigned to this assumed liability as part of the fair value adjustment following business combinations. Based on current severance dates and the accrued severance at December 31, 2008, NYSE Euronext expects to pay these amounts through December 31, 2009. Based on the scheduled departure dates of employees in the VRIP, NYSE Euronext anticipates incurring additional severance charges of approximately $9 million in fiscal 2009.

Note 5—Discontinued Operations

On August 1, 2008, SunGard and GL Trade announced SunGard’s intention to acquire a majority stake in GL Trade. Under the terms of the offer, SunGard acquired approximately 64.5% of GL Trade from Euronext Paris S.A., a wholly owned subsidiary of NYSE Euronext, and other significant shareholders at a price of €41.70 per share. As a result, the operations of GL Trade are reflected as discontinued.

In October 2008, NYSE Euronext received €161.6 million ($227.5 million) from the sale of its 40% ownership stake in GL Trade to SunGard.

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade, which were formerly included in European Operations, are summarized as follows (in millions):

	Twelve months ended December 31,
	2008	2007
Revenues	$248	$220
Income before income tax provision and minority interest	31	29
Income tax provision	(10)	(10)
Minority interests	(16)	(15)

Income from discontinued operations	5	4
Gain on sale of discontinued operations, net of tax	2	—

Discontinued operations, net of tax	$7	$4

The following table summarizes the assets and liabilities of GL Trade (in millions):

December 31, 2007
Cash and cash equivalents	$30
Accounts receivable, net	77
Goodwill	365
Other intangible assets, net	46
Other assets	41

Total assets	$559

Accounts payable and accrued expenses	$82
Deferred revenue	81
Short term debt	28
Long term debt	27
Deferred income taxes	37
Minority interests	55

Total liabilities	$310

Note 6—Segment Reporting

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

European Operations consist of (i) the management of trading in all cash products as well as a wide range of derivatives products and bonds and repos; (ii) listing of cash instruments; (iii) the sale of market data and related information; (iv) settlement of transactions and the safe-custody of physical securities in the European markets and (v) the providing of electronic trading solutions as well as software connectivity to end-users.

In January 2009, we created NYSE Technologies (“NYXT”) to combine the businesses formerly known as NYSE Euronext Advanced Trading Solutions (including NYSE TransactTools, Wombat and AEMS) and our global market data businesses. We are currently assessing the potential impact of this organizational change on our segment reporting structure going forward.

Summarized financial data regarding reportable segments is as follows for the year ended December 31, 2008, 2007, and 2006 (in millions):

	U.S. Operations	European Operations	Corporate Items and Eliminations	Total
2008
Revenues	$2,970	$1,760	$(27)	$4,703
Operating income (loss) from continuing operations	331	(878)	(41)	(588)
Total assets	3,017	9,249	1,682	13,948
Purchases of property and equipment	180	196	—	376
2007
Revenues	$2,747	$1,191	—	$3,938
Operating income (loss) from continuing operations	374	530	(25)	879
Total assets	2,508	11,599	2,511	16,618
Purchases of property and equipment	123	59	—	182
2006
Revenues	$2,376	$—	—	$2,376
Operating income (loss) from continuing operations	254	—	(20)	234
Total assets	2,462	—	1,004	3,466
Purchases of property and equipment	98	—	—	98

For the year ended December 31, 2008, the operating loss of European Operations included a $1,585 million impairment charge.

Revenues are generated primarily in the United States of America and Europe. Corporate items consist of expenses that are not allocated in assessing segment performance and intercompany eliminations. Corporate assets consist primarily of cash and cash equivalents, investments, prepaid income taxes, and investments in unconsolidated subsidiaries. For the years ended December 31, 2008, 2007 and 2006, no individual customer accounted for 10% or more of NYSE Euronext’s revenues.

Note 7—Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions except per share data):

	2008	2007	2006
Net (loss) income for basic and diluted (loss) earnings per share:
(Loss) income from continuing operations	$(745)	$639	$205
Income from discontinued operations, net of tax	7	4	—

Net (loss) income	$(738)	$643	$205

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	265	237	149
Dilutive effect of:
Employee stock options and restricted stock units	—	1	1

Weighted average shares used in diluted computation	265	238	150

Basic (loss) earnings per share from continuing operations	$(2.81)	$2.70	$1.38
Basic earnings per share from discontinued operations, net of tax	0.03	0.02	—

Basic (loss) earnings per share	$(2.78)	$2.72	$1.38

Diluted (loss) earnings per share from continuing operations	$(2.81)	$2.68	$1.36
Diluted earnings per share from discontinued operations, net of tax	0.03	0.02	—

Diluted (loss) earnings per share	$(2.78)	$2.70	$1.36

As of December 31, 2008 and 2007, 3.3 million and 2.4 million restricted stock units, respectively, and stock options to purchase 0.7 million and 0.9 million shares of common stock, respectively, were outstanding. For the year ended December 31, 2008, diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of stock options and restricted stock units would have been anti-dilutive due to the loss position. For the year ended December 31, 2007, an aggregate of 0.4 million stock options and restricted stock units were excluded from the diluted earnings per share calculation because they were anti-dilutive. There were no securities excluded from the computation of diluted earnings per share for the year ended December 31, 2006 because all outstanding stock options and restricted stock were considered dilutive.

Note 8—Pension and Other Benefit Programs

Defined Benefit Pension Plans

NYSE Euronext maintains pension plans covering its U.S. and European Operations. Effective December 31, 2008, the NYSE Amex benefit plans were merged with benefit plans in the U.S. Effective March 31, 2006, the future benefit accrual of all NYSE active participants (excluding NYSE Amex) in the U.S. Operations pension plans were frozen. Benefit accruals for former NYSE Amex employees were frozen at the time of the merger of the U.S. plans.

Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on the calculation, NYSE Euronext may contribute to its pension plans to the extent such contributions may be deducted for income tax purposes. In 2008, NYSE Euronext contributed $5.0 million to its European Operations. NYSE Euronext also contributed $4.0 million in 2007 and anticipates contributing approximately $5 million in 2009 to its European Operations. There were no contributions to the U.S. pension plans in 2007 and 2008.

NYSE Euronext bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of NYSE Euronext. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE Euronext plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. The pension plan’s targeted weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	2008		2007
Asset Category	U.S. Operations	European Operations	U.S. Operations	European Operations
Equities	65%	30%	65%	30%
Fixed income	35%	70%	35%	70%

As of December 31, 2008, the actual asset allocations between equities and fixed income for our U.S. Operations and European Operations were 55%/45% and 27%/73%, respectively.

The costs of the plans in 2008 and 2007 have been determined in accordance with SFAS No. 87. The measurement date for the plans is December 31, 2008 and 2007. The following table provides a summary of the changes in the plan’s benefit obligations and the fair value of assets for December 31, 2008 and 2007 and a statement of funded status of the plans as of December 31, 2008 and 2007 (in millions):

	Pension Plans
	2008		2007
	U.S. Operations	European Operations	U.S. Operations	European Operations(1)
Change in benefit obligation:
Benefit obligation at beginning of year	$583	$192	$600	$188
Service cost	—	4	—	4
Interest cost	38	10	36	7
Actuarial (gain) loss	57	(14)	(22)	(19)
Curtailment loss (gain)	10	(2)	(1)	—
Business combination—NYSE Amex(2)	58	—	—	—
Plan amendments	—	—	4	—
Benefits paid	(40)	(6)	(34)	(5)
Currency translation and other	—	(9)	—	17

Benefit obligation at year end	706	175	583	192
Change in plan assets:
Fair value of plan assets at beginning of year	695	203	691	186
Business combination—NYSE Amex(2)	45	—	—	—
Actual (loss) return on plan assets	(215)	(25)	38	1
Company contributions	—	5	—	4
Benefits paid	(39)	(6)	(34)	(5)
Currency translation and other	—	(10)	—	17

Fair value of plan assets at end of year	486	167	695	203
Funded status	(220)	(8)	112	12
Accumulated benefit obligation	$706	170	$583	184
Amounts recognized in the balance sheet under SFAS No. 158
Non-current assets	$—	$2	$112	$19
Current liabilities	—	—	—	—
Non-current liabilities	(220)	(10)	—	(7)

(1)	European Operations opening balances were recorded as of April 4, 2007 based on the estimated fair value assigned as part of the merger between NYSE Group and Euronext.

(2)	NYSE Amex opening balances were recorded as of October 1, 2008 based on the estimated fair value assigned as part of the merger between NYSE Euronext and NYSE Amex.

The components of pension expense/(benefit) are set forth below (in millions):

	Pension Plans
	2008		2007		2006
	U.S. Operations	European Operations	U.S. Operations	European Operations	U.S. Operations	European Operations
Service cost	$—	$4	$—	$4	$5	$—
Interest cost	38	10	36	7	34	—
Amortization of prior service cost	—	—	4	—	—	—
Estimated return on plan assets	(54)	(10)	(52)	(7)	(50)	—
Curtailment	—	(2)	(1)	—	11	—

Aggregate pension (benefit) expense	$(16)	$2	$(13)	$4	$—	$—

The following table shows the payments projected based on actuarial assumptions (in millions):

Pension Plan Payment Projections	U.S. Operations	European Operations	Total
2009	$45	$15	60
2010	41	8	49
2011	42	8	50
2012	42	8	50
2013	43	8	51
Next 5 years	224	46	270

Supplemental Executive Retirement Plans

The U.S. Operations also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. Effective March 31, 2006, the future benefit accrual of all NYSE active participants (excluding NYSE Amex) in the SERP plans was frozen while former NYSE Amex participants were frozen on December 31, 2008. To provide for the future payments of these benefits, the U.S. Operations has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2008 and 2007, the cash surrender value of such policies was $36 million and $35 million, respectively, and is included in other non-current assets. Additionally certain subsidiaries of the U.S. Operations maintain equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2008 and 2007, the fair value of these assets was $36 million and $66 million, respectively, and is included in investment securities, at fair value. Currently, the U.S. Operations do not anticipate funding of the nonqualified plan.

The following table provides a summary of the changes in the U.S. Operations SERP benefit obligations for December 31, 2008 and 2007 (in millions):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$79	$82
Service cost	1	—
Interest cost	4	5
Business combination(1)	10	—
Curtailments	1	—
Benefits paid	(12)	(8)

Accumulated benefit obligation	83	79
Funded status	$83	$79
Amounts recognized in the balance sheet under SFAS No. 158
Current liabilities	$(8)	$(6)
Non-current liabilities	(75)	(73)

(1)	NYSE Amex opening balances are recorded as of October 1, 2008 based on the estimated fair value assigned as part of the merger between NYSE Euronext and NYSE Amex.

The components of U.S. Operations SERP expense/(benefit) are set forth below (in millions):

	2008	2007	2006
Service cost	$1	$—	$—
Interest cost	4	5	5
Amortization of prior service cost	—	—	—
Recognized actuarial (gain) or loss	1	—	1
Additional (gain) or loss recognized due to:
Curtailment	—	—	1

Aggregate SERP expense	$6	$5	$7

The following table shows the projected payments for the U.S. Operations based on the actuarial assumptions (in millions):

SERP Plan Payment Projections
2009	$8
2010	8
2011	8
2012	10
2013	10
Next 5 years	44

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP cost are set forth below:

	2008		2007
	U.S. Operations	European Operations	U.S. Operations	European Operations
Discount rate (pension/SERP)	6.1% / 6.3%	6.2% / N/A	6.4% / 6.0%	5.4% / N/A
Expected long-term rate of return on plan assets (pension/SERP)	8.0% / N/A	5.2% / N/A	8.0% / N/A	4.9% / N/A
Rate of compensation increase	N/A	3.7%	N/A	3.6%

To develop the expected long-term rate of return on assets assumption, both the U.S. and European Operations considered the historical returns and the future expectations for returns for each asset class as well as the target asset allocation of the pension portfolio. The assumed discount rate reflects the market rates for high-quality corporate bonds currently available. The discount rate was determined by considering the average of pension yield curves constructed on a large population of high quality corporate bonds. The resulting discount rates reflect the matching of plan liability cash flows to yield curves.

Postretirement Benefit Plans

In addition, the U.S. Operations maintain defined benefit plans to provide certain health care and life insurance benefits (the “Plans”) for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. Effective March 31, 2006, these Plans were frozen for most participants.

The net periodic postretirement benefit cost for the U.S. Operations was $19 million and $2 million for years ended December 31, 2008 and 2007, respectively. The defined benefit plans are unfunded. Currently, management does not expect to fund the plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year (in millions) :

	2008	2007
Benefit obligation at the end of year(1)	$218	$167
Benefits paid	14	10
Accrued benefit cost	218	156
Additional (gain) or loss recognized due to:
Curtailment	$7	$(13)
Discount rate as of December 31,	6.1%	6.4%

(1)	Benefit obligation at the end of 2008 included $13 million related to the NYSE Amex merger on October 1, 2008.

The following table shows the payments projected (net of expected Medicare subsidy receipts of $9 million over the next ten fiscal years) based on actuarial assumptions (in millions):

Payment Projections	U.S. Operations
2009	$13
2010	14
2011	14
2012	14
2013	14
Next 5 years	74

For measurement purposes, the U.S. Operations assumed a 8.75% annual rate of increase in the per capita cost of covered health care benefits in 2008 which will decrease on a graduated basis to 5.0% in the year 2015 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate

	1% Increase	1% Decrease
Effect of postretirement benefit obligation	$2	$(1)
Effect on total of service and interest cost components	24	(20)

Curtailments to the Plans

In 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the VRIP, on its U.S. benefit plans. In 2007, NYSE Euronext recorded a $13 million curtailment gain as a result of the elimination of certain components of the OPEB plan in the U.S.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, before tax, as of December 31, 2008 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Postretirement Benefit Plans	Total
Unrecognized net actuarial loss	$(317)	$(12)	$(54)	$(383)
Unrecognized prior service credit	—	—	13	13

Total amounts included in accumulated other comprehensive income/ (loss)	$(317)	$(12)	$(41)	$(370)

The amount of prior service credit and actuarial gain included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost during the year ending December 31, 2009, is estimated to be $(3) million and $6 million, respectively.

Defined Contribution Plans

The U.S. Operations maintain savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The U.S. Operations matches an amount equal to 100% of the first 6% of eligible contributions. The U.S. Operations also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may also contribute and receive an appropriate company match. Savings plans expense was $12 million, $14 million and $19 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in accrued employee benefits payable was $48 million and $44 million at December 31, 2008 and 2007, respectively, related to these plans.

Note 9—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	U.S. Operations	European Operations	Total
Balance as of January 1, 2007	$557	$—	$557
Acquisitions	—	3,980	3,980
Currency translation and other	—	150	150

Balance as of December 31, 2007	557	4,130	4,687
Acquisitions/divestitures(a)	390	665	1,055
Impairment charges	—	(1,003)	(1,003)
Currency translation and other	—	(754)	(754)

Balance as of December 31, 2008	$947	$3,038	$3,985

(a)	Primarily related to the acquisition of AEMS, NYSE Amex and Wombat; completion of the purchase of the remaining 2.3% interest in Euronext N.V.; net of the disposal of GL Trade.

The following table presents the details of the intangible assets by reportable segments as of December 31, 2008 and 2007 (in millions):

	U.S. Operations			European Operations
Balance as of December 31, 2008	Estimated Fair Value	Accumulated Amortization	Useful Life (in years)	Estimated Fair Value	Accumulated Amortization	Useful Life (in years)
National securities exchange registrations	$583	$—	Indefinite	$4,379	$—	Indefinite
Customer relationships	98	(9)	10 to 20	708	(62)	7 to 20
Trade names and other	55	(7)	20	168	(47)	2 to 20

Other intangible assets	$736	$(16)		$5,255	$(109)

Balance as of December 31, 2007
National securities exchange registrations	$511	$—	Indefinite	$5,679	$—	Indefinite
Customer relationships	37	(3)	10 to 20	805	(33)	7 to 20
Trade names and other	43	(4)	20	186	(41)	2 to 20

Other intangible assets	$591	$(7)		$6,670	$(74)

In the United States, the national securities exchange registrations allow NYSE Arca and NYSE Amex to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) reduce its costs because clearing charges are not incurred for trades matched internally on its trading systems. As an operator of five European-based registered national securities exchanges, Euronext is eligible to earn market data fees (both from equity and option trading activities), listing fees and certain trading fees. The national securities exchange registrations were valued using the excess earnings income approach.

NYSE Euronext reviews the carrying value of goodwill and indefinite-lived intangible assets for impairment at least annually. Based upon tests performed during the fourth quarter of 2008, NYSE Euronext recorded impairment charges of $1,003 million and $522 million in connection with the goodwill allocated to the European Cash reporting unit and the national securities exchange registration of the European Cash reporting unit, respectively.

These impairment charges reflect current economic conditions, adverse equity market conditions which have caused a material decline in industry market multiples, and lower estimated future cash flows of NYSE Euronext’s European Cash reporting unit as a result of increased competition which has caused a decline in our market share of cash trading in Europe as well as pricing pressure following the November 2007 introduction of the European Commission’s Market in Financial Instruments Directive.

For the years ended December 31, 2008, 2007 and 2006, amortization expense for the intangible assets was approximately $57 million, $81 million and $3 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of December 31, 2008 is as follows (in millions):

Year ending December 31,
2009	$58
2010	58
2011	58
2012	58
2013	58
Thereafter	614

Total	$904

Note 10—Stock Based Compensation

Under the Stock Incentive Plan, NYSE Euronext may grant stock options and other equity awards-based awards to employees. NYSE Euronext approach to the incentive compensation awards contemplates awards of stock options and restricted stock units (“RSUs”).

Stock options are generally granted at an exercise price equal to the market price at the date of grant. Stock options granted generally vest and become exercisable over a period of three to four years, and generally expire after ten years.

Conversion of Euronext Awards

In connection with the business combination transaction between NYSE Group and Euronext, which was completed on April 4, 2007, generally each restricted stock unit, deferred stock unit, stock option and other right based on shares of common stock of NYSE Group or shares of Euronext outstanding immediately prior to the merger, was converted into an adjusted number of restricted stock units, deferred stock units options and rights with respect to NYSE Euronext common stock, on the same terms and conditions as were applicable before the business combination transaction. However , for tax purposes, in the case of French holders of Euronext awards,

Euronext awards remained measured in shares of Euronext. NYSE Euronext intends to offer those holders the right to exchange any Euronext shares that they receive pursuant to their Euronext awards for shares of NYSE Euronext common stock at the exchange ratio set forth in the combination agreement at such time that certain adverse tax consequences no longer apply.

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

NYSE Group RSUs

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Stock Incentive Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date.

As of December 31, 2008, the total aggregate intrinsic value of stock options outstanding and exercisable was $12 million and $10 million, respectively.

For the year ended December 31, 2008, NYSE Euronext recorded $48 million of stock based compensation. As of December 31, 2008, there was approximately $41 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years. Cash received from employee stock option exercises for the year ended December 31, 2008, 2007 and 2006 was $10 million, $14 million and $9 million, respectively. NYSE Euronext satisfies stock option exercises with newly issued shares.

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%, risk-free interest of 4.8%, expected life of 7 years and no dividend yield.

The following table summarizes information about the stock option activity (number of stock options in thousands):

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	871	$21.36	1,598	$14.10
Awards converted in business combinations	316	4.27	395	23.29
Awards granted	—	—	67	99.50
Awards exercised	(333)	9.18	(1,139)	14.16
Awards cancelled	(117)	27.34	(50)	84.27

Outstanding at end of year	737	$20.62	871	$21.36

Additional information regarding stock options outstanding as of December 31, 2008 is as follows (number of stock options in thousands):

	Outstanding			Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.27 - $19.30	297	5.5	$10.16	242	$10.97
$20.25 - $25.38	412	2.6	22.91	412	22.91
$99.50	28	8.2	99.50	2	99.50

	737	3.7	$20.62	656	$18.77

The following table summarizes information about the restricted stock units activity (stock units in thousands):

	Number of RSUs
	2008	2007
Outstanding at beginning of year	977	588
Converted Euronext awards	—	831
Awards granted	1,328	213
Awards cancelled	(51)	(102)
Awards vested	(655)	(553)

Outstanding at end of year(1)	1,599	977
Weighted average fair value per share for RSUs granted during period	$63.98	$99.50

(1)	Excludes vested NYSE Group Merger RSUs which will be delivered in March 2009.

Note 11—Related Party Transactions

On August 5, 2008, NYSE Euronext acquired the remaining interest in AEMS previously owned by Atos Origin. Prior to the acquisition, NYSE Euronext owned 50% of AEMS and had entered into mutual service agreements. See Note 3 – “Acquisitions and Divestitures.”

As of December 31, 2008, NYSE Euronext used the services of LCH.Clearnet for clearing transactions executed on its European cash markets and Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal). See Note 3 – “Acquisitions and Divestitures.”

The Depository Trust Company (“DTC”) and the National Securities Clearing Corporation (“NSCC”) are wholly owned subsidiaries of The Depository Trust & Clearing Corporation (“DTCC”). DTCC is a holding company that supports DTC, which provides settlement and custody services to banks and broker-dealers, and NSCC, which provides trade clearance, netting and settlement services to banks, broker-dealers, mutual funds, insurance companies and other financial institutions in the United States.

On March 28, 2006, NYSE Group sold substantially all of its shares of DTCC common stock, which represented approximately 28% of DTCC’s common stock, for a $23 million cash payment and realized a $21 million gain. The after-tax impact of this gain was included in the cash dividend paid to each former NYSE member in connection with the merger of the NYSE and Archipelago. As of December 31, 2008, NYSE Euronext still owns 50% of the outstanding preferred stock of DTCC.

On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by NYSE Amex for approximately $40 million, as a result of which NYSE Group wholly owned SIAC.

As part of the July 30, 2007 asset purchase agreement with FINRA, FINRA and NYSE Euronext have entered into service agreements with FINRA and its affiliates. Based on these service agreements, FINRA provides certain regulatory services to NYSE Group and its affiliates. See Note 3—“Acquisitions and Divestitures.”

The following table presents revenues and expenses derived from or incurred with these related parties (in millions):

	Year Ended December 31,
Revenues (expenses)	2008	2007	2006
AEMS	$(91)	$(149)	$—
LCH Clearnet	4	7	—
DTCC	—	—	12
NYSE AMEX	—	—	53
FINRA	21	9	—

Note 12—Fair Value of Financial Instruments

NYSE Euronext accounts for certain financial instruments at fair value. NYSE Euronext adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) in the first quarter of 2008. SFAS No. 157 defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

In accordance with SFAS No. 157, NYSE Euronext has categorized its financial instruments measured at fair value into the following three-level fair value hierarchy based upon the level of judgment associated with the inputs used to measure the fair value:

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in millions):

	Assets & liabilities measured at fair value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$157	$113	$14	$284
Other assets	26	—	—	26
Liabilities
Derivatives	—	1	—	1

The difference between the total financial assets and liabilities as of December 31, 2008 presented in the table above and the related amounts in the consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. As of December 31, 2008, NYSE Euronext has $14 million Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are not currently valued at par. As at December 31, 2008, the weighted average price of these auction rate securities was 78 cents to a dollar and NYSE Euronext had recorded a $1.0 million unrealized loss on these securities.

Note 13 – Investments

A summary of current investments as at December 31, 2008 and December 31, 2007 was as follows (in millions):

	December 31, 2008
	Adjusted cost	Unrealized gains	Unrealized losses(2)	Fair value
Mutual Funds (SERP/SESP)(1)	$84	$—	$10	$74
Mutual Funds (other)	81	—	—	81
Corporate Bonds	17	—	1	16
Collateralized Mortgage Obligations	1	—	—	1
Asset Backed Securities	2	—	—	2
Auction Rate Securities	15	—	1	14
Equity Securities	3	—	1	2
Bank deposits and other interest rate investments	46	—	—	46

Investments	$249	$—	$13	$236

	December 31, 2007
	Adjusted cost	Unrealized gains	Unrealized losses	Fair value
Municipal Bonds	$17	$—	$—	$17
Mutual Funds (SERP/SESP)	108	18	—	126
Mutual Funds (other)	75	—	—	75
Corporate Bonds	31	—	1	30
Collateralized Mortgage Obligations	14	—	1	13
Asset Backed Securities	16	—	1	15
Equity Securities	115	—	—	115
Bank deposits and other interest rate investments	166	—	—	166

Investments	$542	$18	$3	$557

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	As of December 31, 2008, all unrealized losses have been reported for less than 12 months, except for $0.6 million of unrealized losses which have been reported for more than 12 months and less than 24 months.

NYSE Euronext received gross proceeds from the sale of available-for-sale current investments of $2.4 billion and $8.1 billion with gross realized gains amounting to $17 million and $11 million and gross realized losses of $9 million and $2 million for the years ended December 31, 2008 and 2007, respectively.

In addition to its current investments, NYSE Euronext accounts for its investment in BM&F Bovespa as an available-for-sale security, which is classified as a non-current asset. NYSE Euronext recorded a gross unrealized gain of $42 million related to this investment for the year ended December 31, 2007.

During 2008, NYSE Euronext recognized a $60 million impairment loss on available-for-sale securities, primarily consisting of an impairment charge on NYSE Euronext’s investment in BM&F Bovespa reflecting the difference between the cost basis and the fair value of the investment at December 31, 2008. NYSE Euronext does not believe that any of the other gross unrealized losses of $13 million is subject to other-than-temporary impairment based upon an evaluation of applicable evidence as of December 31, 2008.

The following table summarizes the adjusted cost and fair value of available-for-sale fixed income securities and other interest rate investments, by contractual maturity (in millions):

	As of December 31,
	2008		2007
	Adjusted cost	Fair value	Adjusted cost	Fair value
Due in 1 year or less	$6	$6	$172	$172
Due in 1 to 5 years	11	10	26	25
Due in 5 to 10 years	—	—	—	—
Not due at a single maturity date(1)	18	17	31	29

Investments	$35	$33	$229	$226

(1)	Includes asset-backed securities, collateralized mortgage obligations and auction rate securities.

Note 14 – Debt

Short term and long term debt consisted of the following (in millions):

	December 31,
	2008	2007
Commercial paper program	$692	$2,157
Unsecured bank borrowings (current portion)	—	—
5.125% GBP 250 million unsecured bond due June 2009 (amortized cost)	371	—
Bank Overdraft	249	—
Other	38	7

Short term debt	1,350	2,164
Unsecured bank borrowings (non current portion)	—	—
5.125% GBP 250 million unsecured bond due June 2009 (amortized cost)	—	494
4.8% USD 750 million unsecured bond due June 2013 (amortized cost)	748	—
5.375% EUR 750 million unsecured bond due June 2015 (amortized cost)	1,039	—

Long term debt	1,787	494

Total debt	$3,137	$2,658

As of December 31, 2008 and 2007, NYSE Euronext had $0.7 billion debt issued at an average interest rate of 2.9% and $2.2 billion debt issued at an average interest rate of 4.7% under its $3.0 billion global commercial paper program, respectively. The program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $1.0 billion 364-day syndicated revolving bank facility maturing on April 1, 2009. These bank facilities are also available for general corporate purposes and were not drawn as of December 31, 2008. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

The £250 million ($371 million) fixed rate bond due June 2009 is swapped to floating rate using a fixed-to-floating rate swap. As of December 31, 2008 and 2007, taking into account this swap, the effective interest rate on the bond was 3.3% and 6.7%, respectively.

In addition, on December 31, 2008, NYSE Euronext had an undrawn €300 million ($438 million) revolving credit facility available for general corporate purposes and maturing August 4, 2011.

The terms of the commercial paper program and the fixed rate bond due June 2009 do not contain any financial covenants or material customary provision that could result in early redemption. The terms of the undrawn $2.0 billion, $1.0 billion and €300 million revolving credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

As at December 31, 2008, the debt repayment schedule was as follows (in millions):

December 31, 2008
Due in 2009	$1,350
Due in 2010	—
Due in 2011	—
Due in 2012	—
Due in 2013 or later	1,787

Total debt	$3,137

Note 15—Income Taxes

The (loss) income before income taxes and minority interest from continuing operations consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Domestic	$181	$351	$329
International	(826)	541	—

Total	$(645)	$892	$329

The income tax (benefit) provision consisted of the following (in millions):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$73	$108	$118
State and local	20	37	27
International	221	204	—
Deferred:
Federal	3	(5)	(17)
State and local	(2)	(2)	(7)
International	(220)	(99)	—

Total	$95	$243	$121

Deferred tax asset and liability balances consisted of the following (in millions):

	December 31,
	2008	2007
Current deferred tax arising from:
Deferred revenue	$34	$38
Deferred compensation	19	41
Other	60	32

Current deferred assets	$113	$111

Pension	$—	$28
Depreciation and other	38	25

Current deferred liabilities	$38	$53

Non-current deferred tax arising from:
Deferred revenue	$146	$138
Depreciation	86	75
Stock based compensation	41	32
Deferred compensation	151	120
Pension	112	—
Net operating loss	49	27
Valuation allowance	(13)	(18)
Other	99	10

Non-current deferred assets	$671	$384

Intangible assets	$1,844	$2,216
Software capitalization	33	29
Pension	29	3
Depreciation and other	96	47

Non-current deferred liabilities	$2,002	$2,295

Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including undistributed earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

In connection with business combinations, NYSE Euronext recorded approximately $128 million of net operating losses (“NOL”) for tax purposes, which will begin to expire in 2025. A valuation allowance was recorded against approximately $13 million and $18 million of certain NOLs as of December 31, 2008 and 2007, respectively, as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized.

Tax benefits of $1 million, $43 million and $22 million for the years ended December 31, 2008, 2007 and 2006, respectively, associated with the exercise of stock options and vesting of restricted stock units were recorded as an increase to additional paid in capital.

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	(2.6)	5.9	3.7
Foreign operations	8.0	(5.4)	—
Enacted reduction of U.K. corporate tax rate	—	(6.1)	—
Tax credits	—	—	(0.5)
Insurance proceeds	—	—	(1.1)
Non-deductible merger expenses	—	—	0.8
Impairment of goodwill	(53.5)	—	—
Tax exempt income	0.2	(2.8)	(1.4)
Other	(1.8)	0.6	0.2

Effective tax rate	(14.7)%	27.2%	36.7%

For the years ended December 31, 2008 and 2007, NYSE Euronext’s effective tax rate is lower than statutory rate primarily due to foreign operations and, in 2008, impairment charges. In addition, during 2007, in connection with an enacted reduction of the UK corporate tax rate from 30% to 28%, NYSE Euronext recorded a $55 million tax benefit.

NYSE Euronext adopted FIN 48 as of January 1, 2007. NYSE Euronext had gross unrecognized tax benefits of $13 million as of January 1, 2007, the adoption date. In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, a reconciliation of the gross unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows (in millions):

	Year Ended December 31,
	2008	2007
Balance at beginning of the year	$67	$13
Additions based on tax positions taken during a prior period	2	2
Additions based on tax positions taken during the current period	16	12
Reductions related to a lapse of applicable statute of limitation	(6)	(3)
Settlements	—	—
Additions for tax positions assumed from acquisitions	1	43

Balance at end of the year	$80	$67

Included in the ending balance at December 31, 2008 and 2007 are $33 million and $16 million, respectively, of tax positions which, if recognized, would affect the effective tax rate, and zero and $11 million, respectively, of tax positions for which there is uncertainty about the timing of tax benefit.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the consolidated statements of operations. For the years ended December 31, 2008 and 2007, we have recorded $3 million and $1 million benefit, respectively for interest and penalties in our consolidated statements of operations. As of December 31, 2008, the accrued net interest payable related to the above net tax benefit was $1 million. As of December 31, 2007, the accrued net interest receivable related to the above net tax benefit was $1 million.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Examination in progress	Open tax years
U.S.	2000-2005	2006-2008
Netherlands	None	2002-2008
France	None	2005-2008
United Kingdom	None	2005-2008
Belgium	None	2007-2008
Portugal	None	2003-2008

NYSE Euronext does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Note 16—Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2008:

In re NYSE Specialists Securities Litigation

In 2003 the California Public Employees’ Retirement System (“CalPERS”) filed a class action complaint, later consolidated with related actions, in the U.S. District Court for the Southern District of New York (“Southern District”) against the NYSE, NYSE specialist firms, and others, alleging various violations of federal securities laws and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003, and seeking unspecified money damages. In 2005 the district court granted the NYSE’s motion to dismiss, holding that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function, and thus dismissed all the claims asserting that the NYSE had failed to effectively regulate specialists during the relevant period. The district court also held that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”).

In 2007 the Second Circuit issued an opinion affirming in part, and vacating and remanding in part, the district court’s decision. The Second Circuit upheld the district court’s ruling as to the NYSE’s self-regulatory immunity, but vacated the district court’s holding that the plaintiffs lacked standing to assert their claims that the NYSE made false and misleading statements. The appeals court remanded the matter to the district court for consideration of other grounds for dismissal that the NYSE had asserted in its motion to dismiss, including the plaintiffs’ failure to allege reliance or loss causation. Further proceedings in the district court have not been scheduled.

Grasso Litigation

As previously reported, in 2004 the New York Attorney General (“NYAG”) filed a lawsuit in New York Supreme Court against Richard A. Grasso, the NYSE’s former chairman and chief executive officer, and the NYSE. Mr. Grasso subsequently asserted claims against the NYSE for defamation and breach of contract. In

2006, the court granted the summary judgment motion of the NYSE and dismissed all of Mr. Grasso’s claims against the NYSE. In 2008, the claims asserted by the NYAG against Mr. Grasso were dismissed. On July 31, 2008, a stipulation was filed in which the NYAG, Mr. Grasso and the NYSE agreed that no party would appeal the July 1, 2008 decision of the Appellate Division of the Supreme Court which, among other things, affirmed the dismissal of Mr. Grasso’s claims against the NYSE.

At December 31, 2003, the NYSE accrued compensation expense amounting to $36.0 million related to Mr. Grasso. Based upon the final termination of any claims by Mr. Grasso against the NYSE, no additional payments were or will be made, and the above-referenced accrual was reversed and included in compensation in the consolidated statements of operations for the year ended December 31, 2008.

In addition to the matters described above, we are from time to time involved in various legal proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on our operating results or financial condition.

Commitments

NYSE Euronext leases office space under non-cancelable operating leases and equipment that expire at various dates through 2029. Rental expense under these leases, included in the consolidated statements of operations in both occupancy and systems and communications, totaled $85 million, $88 million and $76 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future payments under these obligations as of December 31, 2008 are as follows (in millions):

Operating leases and other commitments

Year	Office Space	Equipment	Other Commitments(1)	Total
2009	$109	$12	$621	$742
2010	104	5	3	112
2011	70	4	—	74
2012	65	1	—	66
2013	54	—	—	54
2014-Thereafter	224	—	—	224

	$626	$22	$624	$1,272

(1)	Including in 2009, $250 million for the acquisition of a 25% ownership interest in the Doha Securities Market and €260 million ($362 million) for NYSE Liffe Clearing. As previously announced, we are currently in discussions to restructure the equity investment portion of the transaction, which will likely reduce our ownership interest to 20% and our cost to $200 million, payable over several years.

NYSE Euronext had accumulated excess activity assessment fees of approximately $24 million as of December 31, 2008. NYSE Euronext is entitled to utilize the excess fees to fund special projects of NYSE Regulation, to reduce fees charged by NYSE Regulation to member organizations or the markets that it serves, or for a charitable purpose.

In the normal course of business, NYSE Euronext may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, NYSE Euronext expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE Euronext that have not yet been made, NYSE Euronext’s potential exposure under these arrangements is unknown. NYSE Euronext also has obligations related to unrecognized tax positions, deferred compensation and other postretirement benefits. The date of the payment under these obligations cannot be determined.

Note 17 – Detail of Certain Balance Sheet Accounts

Property and equipment—Components of property and equipment were as follows (in millions):

	December 31,
	2008	2007
Land, buildings and building improvements	$477	$444
Leasehold improvements	216	183
Computers and equipment, including capital leases of $40 and $59	700	537
Software, including software development costs	749	615
Furniture and fixtures	25	55

	2,167	1,834
Less: accumulated depreciation and amortization, including $39 and $52 for capital leases	(1,472)	(1,315)

	$695	$519

NYSE Euronext capitalized software development costs of approximately $67 million and $88 million in 2008 and 2007, respectively. Unamortized capitalized software development costs of $103 million and $217 million as of December 31, 2008 and 2007, respectively, were included in the net book value of property and equipment.

Accounts payable and accrued expenses—Components of accounts payable and accrued expenses were as follows (in millions):

	December 31,
	2008	2007
Trade payables	$365	$391
Income tax payable (including FIN 48 liability)	109	88
Accrued compensation (including severance)	355	190
Other accrued expenses	168	92

	$997	$761

Other assets (non-current)—Components of non-current other assets were as follows (in millions):

	December 31,
	2008	2007
Other investments (at cost)	$512	$477
Other investments (at fair value)	26	134
Pension related assets	—	137
Asset held-for sale	86	—
Deposits, debt issuance costs and other	81	44

	$705	$792

Quarterly Financial Data (unaudited)

The following represents NYSE Euronext’s unaudited quarterly results for the years ended December 31, 2008 and 2007. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

(in millions, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008(a)
Total revenues	$1,212	$1,068	$1,205	$1,217
Operating (loss) income from continuing operations	337	280	267	(1,474)
(Loss) income from continuing operations, net of tax	229	193	171	(1,340)
Income from discontinued operations, net of tax	1	2	3	2

Net (loss) income	230	195	174	(1,339)
(Loss) earnings per share—Basic:
(Loss) income from continuing operations, net of tax	$0.87	$0.72	$0.65	$(5.07)
Income from discontinued operations, net of tax	0.00	0.01	0.01	0.01

Net (loss) income	0.87	0.73	0.66	(5.06)
(Loss) earnings per share—Diluted:
(Loss) income from continuing operations, net of tax	$0.87	$0.72	$0.65	$(5.07)
Income from discontinued operations, net of tax	0.00	0.01	0.01	0.01

Net (loss) income	0.87	0.73	0.66	(5.06)

2007(a)
Total revenues	$702	$1,012	$1,126	$1,098
Operating income from continuing operations	101	247	291	240
Income from continuing operations, net of tax	68	160	257	154
Income from discontinued operations, net of tax	—	1	1	2

Net income	68	161	258	156
Earnings per share—Basic:
Income from continuing operations, net of tax	$0.43	$0.62	$0.97	$0.58
Income from discontinued operations, net of tax	—	—	—	0.01

Net income	0.43	0.62	0.97	0.59
Earnings per share—Diluted:
Income from continuing operations, net of tax	$0.43	$0.62	$0.97	$0.58
Income from discontinued operations, net of tax	—	—	—	0.01

Net income	0.43	0.62	0.97	0.59

(a)	The operations of GL Trade are reflected as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision, and with the participation, of NYSE Euronext management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15 under the Securities Exchange Act of 1934) occurred during our last fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of NYSE Euronext

Information relating to our board of directors will be set forth under “Election of Directors—Nominees for Election to the Board of Directors” in the definitive proxy statement (the “2009 Proxy Statement”) for our Annual Meeting of Stockholders to be held on April 2, 2009. Information relating to our executive officers is set forth under Item 4A—“Executive Officers of NYSE Euronext.” Information regarding compliance by our directors, executive officers and 10% stockholders with the reporting requirements of Section 16(a) of the Exchange Act, if applicable, will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement. Information relating to our Audit Committee financial expert, our Nominating and Governance Committee, and our Audit Committee will be set forth under the caption “Corporate Governance—Board Meetings and Committees” in our 2009 Proxy Statement. The foregoing information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. This code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is the principal financial officer) and Chief Accounting Officer (who is the principal accounting officer), as well as all other employees, as indicated above. This code also meets the requirements of a code of ethics and business conduct under the NYSE listing standards. Our Code of Ethics and Business Conduct is available on our website at www.nyseeuronext.com under the heading “Investor Relations—Corporate Governance.” We will also provide a copy of the code to stockholders at no charge upon written request.

Departure of Director and Executive Officers

On February 26, 2009, William E. Ford, a director of NYSE Euronext, announced that he will not be standing for re-election at the 2009 annual meeting.

On February 24, 2009, Richard G. Ketchum, Chief Executive Officer of NYSE Regulation, announced that he will step down in March 2009 to become Chief Executive Officer of FINRA.

On February 25, 2009, Hugh Freedberg, group executive vice president and head of Global Derivatives, announced his intention to retire from NYSE Euronext effective May 1, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be set forth under “Compensation of Executive Officers” and “Corporate Governance—Compensation of Directors” in the 2009 Proxy Statement. Information relating to our Human Resources and Compensation Committee will be set forth under “Corporate Governance—Board Meetings and Committees” in our 2009 Proxy Statement. The foregoing information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of our management and certain beneficial owners of our common stock will be set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the 2009 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under Item 5—“Outstanding Options and Restricted Stock.” The foregoing information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be set forth under “Other Matters—Certain Relationship and Related Transactions” and “Corporate Governance—Director Independence” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services, as well as audit committee pre-approval policies and procedures, will be set forth under “Report of Audit Committee and Ratification of Selection of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of January 17, 2008, by and among NYSE Euronext, Amsterdam Merger Sub, LLC, The Amex Membership Corporation, AMC Acquisition Sub, Inc., American Stock Exchange Holdings, Inc., American Stock Exchange LLC and American Stock Exchange 2, LLC (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

2.2	Purchase Agreement, entered into as of January 12, 2008 by and among (i) Wombat Financial Software, Inc., a Nevada corporation, (ii) TransactTools, Inc., a Delaware corporation, an indirect, wholly owned subsidiary of NYSE Euronext, a Delaware corporation, (iii) Ronald B. Verstappen, Daniel Moore, ML IBK Positions, Inc. and certain other individual parties; (iv) NYSE Euronext, a Delaware corporation (for the limited purposes specified in the agreement only), and (v) Ronald B. Verstappen, as the seller representative (for the limited purposes set specified in the agreement only) (incorporated by reference to Exhibit 2.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on January 16, 2008).

2.3	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4/A filed with the SEC on November 27, 2008 (File No. 333-137506)).

2.4	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

2.5	Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 filed with the SEC (File No. 333-126780)).

2.6	Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (incorporated by reference to Exhibit 3.1 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

3.2	Amended and Restated Bylaws of NYSE Euronext (incorporated by reference to Exhibit 3.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).

4.1	Agency Agreement, dated as of April 23, 2008, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 24, 2008).

4.2	Indenture dated as of May 29, 2008 between NYSE Euronext and Wilmington Trust Company, as Trustee, relating to Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).

Exhibit No.	Description
4.3	First Supplemental Indenture dated as of May 29, 2008 between NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as authenticating agent, calculation agent, paying agent, security registrar and transfer agent, relating to Senior Notes due June 28, 2013 (incorporated by reference to Exhibit 4.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).

10.1	Letter Agreement, dated as of April 6, 2005, by and between New York Stock Exchange, Inc. and Catherine R. Kinney (incorporated by reference to Exhibit 10.10 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).

10.2	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.3	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (incorporated by reference to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on January 9, 2007).

10.4	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India (incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 22, 2007).

10.5	Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (incorporated by reference to Exhibit 10.47 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.6	Amended and Restated Clearing Agreement between LIFFE Administration and Management and LCH.Clearnet Limited dated July 16, 1996 (incorporated by reference to Exhibit 10.48 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.7	The Umbrella Services Agreement among Euronext N.V., Atos Origin SA, Atos Euronext SA and Atos Euronext Market Solutions Holdings S.A.S. dated July 22, 2005 (incorporated by reference to Exhibit 10.49 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.8	Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/ Beursplein, 1000 Brussels, Belgium (unofficial English translation) (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.9	Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.10	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.11	Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*

10.12	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

Exhibit No.	Description
10.13	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

10.14	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

10.15	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

10.16	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007 (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

10.17	364-Day Credit Agreement ($1,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 9, 2007).

10.18	Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 9, 2007).

10.19	Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).

10.20	Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).

10.21	NYSE Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to NYSE Group, Inc.’s registration statement on Form S-8 (File No. 333-132284)) (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).

10.22	Form of Restricted Stock Unit Agreement Pursuant to NYSE Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Group Inc.’s Current Report on Form 8-K filed with the SEC on June 7, 2006).

10.23	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.’s registration statement on Form S-1 (File No. 333-132390)).

10.24	Euronext 2001 stock option plan (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

Exhibit No.	Description
10.25	Euronext 2004 stock option plan (incorporated by reference to Exhibit 10.57 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.26	Employment Agreement, dated as of July 8, 1999 between LIFFE Administration and Management and Mr. Hugh Ronald Freedberg (incorporated by reference to Exhibit 10.60 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.27	Employment Agreement, dated as of January 26, 2005 between Euronext Lisbon and Dr. Miguel Athayde Marques (incorporated by reference to Exhibit 10.63 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).

10.28	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (incorporated by reference to Exhibit 99.10 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.29	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (incorporated by reference to Exhibit 99.11 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.30	Euronext N.V. Share Purchase and Match French Plan (incorporated by reference to Exhibit 99.12 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).

10.31	Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007).

10.32	Separation Agreement, by and between NYSE Euronext and Gerald D. Putnam, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on September 20, 2007).

10.33	Consulting Agreement, by and between NYSE Euronext and Gerald D. Putnam, dated September 17, 2007 (incorporated by reference to Exhibit 99.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on September 20, 2007).

10.34	Letter Agreement by and between Duncan L. Niederauer and NYSE Euronext, dated November 14, 2007 (incorporated by reference to Exhibit 99.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on November 16, 2007).

10.35	Employment Agreement by and between Bruno Colmant and Euronext Brussels N.V./S.A., dated September 7, 2007 (incorporated by reference to Exhibit 10.72 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

10.36	Employment Agreement by and between Philippe Duranton and NYSE Euronext, dated February 5, 2008 (incorporated by reference to Exhibit 10.73 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

10.37	Employment Agreement by and between John Halvey and NYSE Euronext, dated February 11, 2008 (incorporated by reference to Exhibit 10.74 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

10.38	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).

10.39	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).

Exhibit No.	Description
10.40	364-Day Credit Agreement ($1,000,000,000), dated as of April 2, 2008, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 7, 2008).

10.41	NYSE Euronext Omnibus Incentive Plan (as amended and restated effective as of May 15, 2008) (incorporated by reference to Exhibit 10.1 to the NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 20, 2008).

10.42	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (US Management Committee members-bonus) (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).

10.43	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (US Management Committee members-LTIP) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).

10.44	Form of U.S. Management Committee Member Employment Agreement (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).

10.45	Shareholders’ Agreement relating to Qatar Securities Market dated June 24, 2008 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).

10.46	Form of Phantom Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).

10.47	Master Agreement Between ATOS Origin S.A. and NYSE Euronext dated July 11, 2008 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).*

10.48	Employment Agreement Managing Director by and between Joost J.M. Van der Does de Willebois and Euronext Amsterdam N.V., dated as of October 27, 2008 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed on October 31, 2008).

10.49	Letter Agreement dated December 9, 2008, between Euronext Lisbon, an indirect wholly owned subsidiary of NYSE Euronext, and Miguel Athayde Marques (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on December 15, 2008).

10.50	NYSE Group, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008.

10.51	New York Stock Exchange, Inc. Capital Accumulation Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008).

10.52	New York Stock Exchange, Inc. ICP Award Deferral Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008).

10.53	New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008.

10.54	Amendment Number One to New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008.

10.55	Securities Industry Automation Corporation Supplemental Incentive Plan, as amended and restated effective January 1, 2008.

Exhibit No.	Description
10.56	Clearing Relationship Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited.*

10.57	Termination Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited.*

10.58	Separation Agreement dated February 25, 2009, between LIFFE Administration and Management and Mr. Hugh Freedberg.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries and Affiliates.

23	Consent of PricewaterhouseCoopers LLC.

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a) Certification (CEO).

31.2	Rule 13a-14(a) Certification (CFO).

32	Section 1350 Certifications.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext

By:	/s/ Duncan L. Niederauer
Name:	Duncan L. Niederauer
Title:	Chief Executive Officer

Date: February 27, 2009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Duncan L. Niederauer, Michael S. Geltzeiler and John K. Halvey, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

Name	Title	Date

/S/ DUNCAN L. NIEDERAUER Duncan L. Niederauer	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/S/ MICHAEL S. GELTZEILER Michael S. Geltzeiler	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/S/ STÉPHANE BIEHLER Stéphane Biehler	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 27, 2009

/S/ JAN-MICHIEL HESSELS Jan-Michiel Hessels	Director (Chairman)	February 27, 2009

/S/ MARSHALL N. CARTER Marshall N. Carter	Director (Deputy Chairman)	February 27, 2009

/S/ JEAN-FRANÇOIS THÉODORE Jean-François Théodore	Director	February 27, 2009

/S/ ELLYN L. BROWN Ellyn L. Brown	Director	February 27, 2009

/S/ SIR GEORGE COX Sir George Cox	Director	February 27, 2009

/S/ WILLIAM E. FORD William E. Ford	Director	February 27, 2009

/S/ SYLVAIN HEFES Sylvain Hefes	Director	February 27, 2009

/S/ DOMINIQUE HOENN Dominique Hoenn	Director	February 27, 2009

Name	Title	Date

/S/ SHIRLEY ANN JACKSON Shirley Ann Jackson	Director	February 27, 2009

/S/ JAMES S. MCDONALD James S. McDonald	Director	February 27, 2009

/S/ DUNCAN M. MCFARLAND Duncan M. McFarland	Director	February 27, 2009

/S/ JAMES J. MCNULTY James J. McNulty	Director	February 27, 2009

/S/ BARON JEAN PETERBROECK Baron Jean Peterbroeck	Director	February 27, 2009

/S/ ALICE M. RIVLIN Alice M. Rivlin	Director	February 27, 2009

/S/ RICARDO SALGADO Ricardo Salgado	Director	February 27, 2009

/S/ RIJNHARD VAN TETS Rijnhard van Tets	Director	February 27, 2009

/S/ SIR BRIAN WILLIAMSON Sir Brian Williamson	Director	February 27, 2009