Form 10-Q
period 2009-03-31
NYSE Euronext
filed 2009-05-11
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

COMMISSION FILE NUMBER 001-33392

NYSE Euronext

(Exact name of registrant as specified in its charter)

DELAWARE	20-5110848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11 Wall Street

New York, New York 10005

(Address of principal executive offices) (Zip Code)

(212) 656-3000

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2009, the registrant had approximately 260 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AlternextTM,” “Archipelago®,” “Archipelago Exchange®,” “BclearTM,” “CscreenTM,” “Euronext®,” “LIFFE CONNECT®,” “NYSE®,” “NYSE Liffe®,” “Pacific Exchange®,” and “SFTI®,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA®,” “TRF®” and “Trade Reporting Facility®” are trademarks of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and are used under license from FINRA.

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

•

“NYSE Amex” refers to NYSE Amex US LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex US LLC is registered with the SEC under the Exchange Act as a national securities exchange.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed for the year ended December 31, 2008, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.

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

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$606	$777
Financial investments	102	236
Accounts receivable, net	704	744
Deferred income taxes	95	113
Other current assets	191	156

Total current assets	1,698	2,026
Property and equipment, net	706	695
Goodwill	3,852	3,985
Other intangible assets, net	5,685	5,866
Deferred income taxes	622	671
Other assets	664	705

Total assets	$13,227	$13,948

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$862	$997
Related party payable	98	249
Section 31 fees payable	54	84
Deferred revenue	377	113
Short term debt	812	1,101
Deferred income taxes	25	38

Total current liabilities	2,228	2,582
Accrued employee benefits	555	576
Deferred revenue	343	360
Long term debt	1,736	1,787
Deferred income taxes	1,972	2,002
Other liabilities	66	67

Total liabilities	6,900	7,374
Commitments and contingencies
Equity
NYSE Euronext shareholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 275 and 274 shares issued; 260 and 259 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,413	8,522
Accumulated deficit	(227)	(331)
Accumulated other comprehensive loss	(1,467)	(1,222)

Total NYSE Euronext shareholders’ equity	6,306	6,556
Noncontrolling interest	21	18

Total equity	6,327	6,574

Total liabilities and equity	$13,227	$13,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Activity assessment	$30	$102
Cash trading	620	563
Derivatives trading	187	270
Listing	99	98
Market data	102	104
Software and technology services	44	25
Regulatory	14	13
Other	46	37

Total revenues	1,142	1,212
Section 31 fees	(30)	(102)
Liquidity payments	(432)	(273)
Routing and clearing	(76)	(70)
Merger expenses and exit costs	(23)	(17)
Compensation	(169)	(174)
Systems and communications	(57)	(83)
Professional services	(54)	(30)
Depreciation and amortization	(68)	(57)
Occupancy	(36)	(31)
Marketing and other	(38)	(40)
Regulatory fine income	—	2

Operating income from continuing operations	159	337
Interest expense	(30)	(33)
Investment income	4	15
Other income	5	12

Income from continuing operations before income tax provision	138	331
Income tax provision	(32)	(98)

Income from continuing operations	106	233
Income from discontinued operations, net of tax	—	1

Net income	106	234
Net income attributable to noncontrolling interest	(2)	(4)

Net income attributable to NYSE Euronext	$104	$230

Basic earnings per share attributable to NYSE Euronext
Earnings per share, continuing operations	$0.40	$0.86
Earnings per share, discontinued operations	—	0.01

	$0.40	$0.87

Diluted earnings per share attributable to NYSE Euronext
Earnings per share, continuing operations	$0.40	$0.86
Earnings per share, discontinued operations	—	0.01

	$0.40	$0.87

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$106	$234
Income from discontinued operations	—	(1)

Income from continuing operations	106	233
Adjustment to reconcile income from continuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	81	62
Deferred income taxes	38	19
Deferred revenue amortization	(19)	(21)
Stock based compensation	11	12
Gain on sale of equity investment and businesses	—	(1)
Other non-cash items	2	10
Change in operating assets and liabilities:
Accounts receivable, net	28	(99)
Other assets	(70)	(25)
Accounts payable, accrued expenses, and Section 31 fees payable	(146)	(199)
Related party payable	(151)	—
Deferred revenue	270	251
Accrued employee benefits	4	5

Net cash provided by operating activities	154	247
Cash flows from investing activities:
Sales of investments	137	470
Purchases of investments	—	(409)
Sales of securities purchased under agreements to resell	—	(5)
Purchases of equity investments and businesses	—	(194)
Sale of equity investments and businesses	—	26
Purchases of property and equipment	(79)	(43)
Other investing activities	—	13

Net cash provided by (used in) investing activities	58	(142)
Cash flows from financing activities:
Proceeds from issuance of debt	—	143
Commercial paper (repayments) borrowings, net	(281)	—
Dividends to shareholders	(78)	(66)
Purchases of treasury stock	—	(16)
Repayment of other debt	—	(1)
Employee stock transactions	—	4
Principal payment of capital lease obligations	1	(1)

Net cash (used in) provided by financing activities	(358)	63
Effects of exchange rate changes on cash and cash equivalents	(25)	37
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	(11)
Net cash used in investing activities of discontinued operations	—	5
Net cash used in financing activities of discontinued operations	—	6

Net (decrease) increase in cash and cash equivalents for the period	(171)	205
Cash and cash equivalents at beginning of period	777	934

Cash and cash equivalents at end of period	$606	$1,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex US LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon and the United States futures market, NYSE Liffe US, LLC (“NYSE Liffe”). NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” Until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incidental to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements include the accounts of NYSE Euronext and its subsidiaries.

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

The preparation of these condensed unaudited consolidated financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could be materially different from these estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2008. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The operations of GL Trade are reflected as discontinued (See Note 5).

Note 2—Acquisitions and Divestitures

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

NYSE Amex

On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation. NYSE Euronext acquired the business of The Amex Membership Corporation, including its subsidiary the American Stock Exchange (now known as NYSE Amex). In the transaction, each holder of a regular membership of The Amex Membership Corporation became entitled to receive approximately 8,100 shares of NYSE Euronext common stock and each holder of an options principal membership became entitled to receive approximately 7,200 shares of NYSE Euronext common stock. A total of approximately 6.8 million shares of NYSE Euronext common stock were issued with a value of approximately $260 million. In addition, each former holder of a regular or options principal membership will be entitled to receive additional consideration calculated by reference to the net proceeds, if any, from the sale of the NYSE Amex headquarters in lower Manhattan, if such sale occurs within a specified period of time and certain conditions are satisfied. The results of operations and financial condition of NYSE Amex have been included in our consolidated financial statements since October 1, 2008.

Wombat

On March 7, 2008, NYSE Euronext completed the acquisition of Wombat Financial Software, Inc. (“Wombat”), a privately held global leader in high-performance financial market data management solutions. This strategic acquisition broadened NYSE Euronext’s offering of comprehensive market-agnostic connectivity, transaction and data management solutions to customers globally by integrating Wombat’s industry leading and rapidly growing market data enterprise software and services with the NYSE TransactTools connectivity and messaging business. NYSE Euronext acquired Wombat for $200 million in cash consideration, and created a retention pool for Wombat employees consisting of restricted stock unit grants in an amount equal to $25 million. The results of operations and financial condition of Wombat have been included in our consolidated financial statements since March 7, 2008.

Note 3—Restructuring

In 2008, NYSE Group initiated a voluntary resignation incentive plan (“VRIP”) and voluntary retirement plan which 235 employees accepted during the twelve months ended December 31, 2008. As part of the business combination between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions. In addition, in 2008, NYSE Euronext initiated a new plan in Europe, which included an estimated net reduction of 200 employees. Based on current estimates, NYSE Euronext expects the net reduction to exceed 200 employees. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through March 31, 2009 and the remaining accrual as of March 31, 2009 (in millions):

	U.S. Operations	European Operations	Total
Balance as of December 31, 2008	$52	$89	$141
Employee severance and related benefits	3	1	4
Severance and benefit payments	(11)	(3)	(14)
Currency translation and other	—	(6)	(6)

Balance as of March 31, 2009	$44	$81	$125

The severance charges are either included in merger expenses and exit costs in the condensed consolidated statements of operations or represent the fair value assigned to this assumed liability as part of the fair value adjustment following business combinations. Based on current severance dates and the accrued severance at March 31, 2009, NYSE Euronext expects to pay these amounts through June 2010.

Note 4—Segment Reporting

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income from continuing operations.

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

European Operations consist of (i) the management of trading in all cash products as well as a wide range of derivatives products and bonds and repos; (ii) listing of cash instruments; (iii) the sale of market data and related information; (iv) settlement of transactions and the safe-custody of physical securities in certain European markets and (v) providing electronic trading solutions as well as software and connectivity to end-users.

In the first quarter of 2009, we decided to create NYSE Technologies (“NYXT”) to combine the businesses formerly known as NYSE Euronext Advanced Trading Solutions (including NYSE TransactTools, Wombat and AEMS) and certain of our market data businesses. As part of this decision, we are evaluating our revenue and expense methodologies. In the second quarter of 2009, we expect to produce discrete financial information for NYXT, at which point we intend to introduce it as a third reportable segment.

Summarized financial data of our reportable segments is as follows (in millions):

Three months ended March 31,	U.S. Operations	European Operations	Corporate Items and Eliminations	Consolidated
2009
Revenues	$807	$348	$(13)	$1,142
Operating income (loss) from continuing operations	39	125	(5)	159
2008
Revenues	$735	$477	$—	$1,212
Operating income (loss) from continuing operations	105	242	(10)	337

Note 5—Discontinued Operations

On August 1, 2008, SunGard and GL Trade announced SunGard’s intention to acquire a majority stake in GL Trade. Under the terms of the offer, SunGard acquired approximately 64.5% of GL Trade from Euronext Paris S.A., a wholly-owned subsidiary of NYSE Euronext, and other significant shareholders at a price of €41.70 per share. As a result, the operations of GL Trade are reflected as discontinued operations.

In October 2008, NYSE Euronext received €161.6 million ($227.5 million) from the sale of its 40% ownership stake in GL Trade to SunGard.

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade, which were formerly included in European Operations, are summarized as follows (in millions):

Three months ended March 31, 2008
Revenues	$81

Income from GL Trade operations before income tax provision	10
Income tax provision	(4)

Income from GL Trade operations	6
Noncontrolling interest	(5)

Income from discontinued operations	$1

Note 6—Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended March 31,
	2009	2008
Net income
Continuing operations	$106	$233
Discontinued operations	—	1
Net income attributable to noncontrolling interest	(2)	(4)

Net income attributable to NYSE Euronext	$104	$230

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	260	265
Dilutive effect of: Employee stock options and restricted stock units	—	1

Weighted average shares used in diluted computation	260	266

Basic earnings per share:
Continuing operations	$0.40	$0.86
Discontinued operations	—	0.01

Basic earnings per share attributable to NYSE Euronext	$0.40	$0.87

Diluted earnings per share:
Continuing operations	$0.40	$0.86
Discontinued operations	—	0.01

Diluted earnings per share attributable to NYSE Euronext	$0.40	$0.87

Dividend per common share	$0.30	$0.25

As of March 31, 2009 and 2008, 4.1 million and 3.0 million restricted stock units, respectively, and options to purchase 0.7 million and 0.9 million shares of common stock, respectively, were outstanding. For the three months ended March 31, 2009 and 2008, 3.5 million and 0.8 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 7—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
	Three months ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$1	$1	$—	$—	$1	$1
Interest cost	12	11	1	1	3	3
Expected return on assets	(15)	(16)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	(1)	(1)
Curtailment	1	—	—	—	1	—

Net periodic (benefit) cost	$(1)	$(4)	$1	$1	$4	$3

During the three months ended March 31, 2009, NYSE Euronext did not make any material contributions to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $5 million to its European Operations pension plans and zero to its U.S. Operations pension plans for the remainder of fiscal 2009.

Note 8—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	U.S. Operations	European Operations	Total
Balance as of January 1, 2009	$947	$3,038	$3,985
Purchase accounting adjustments	(19)	—	(19)
Currency translation and other	—	(114)	(114)

Balance as of March 31, 2009	$928	$2,924	$3,852

The following table presents the details of the intangible assets by reportable segments as of March 31, 2009 and December 31, 2008 (in millions):

	U.S. Operations			European Operations
Balance as of March 31, 2009	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
National securities exchange registrations	$619	$—	Indefinite	$4,207	$—	Indefinite
Customer relationships	96	(11)	10 to 20	683	(72)	7 to 20
Trade names and other	57	(8)	20	129	(15)	2 to 20

Other intangibles	$772	$(19)		$5,019	$(87)

	U.S. Operations			European Operations
Balance as of December 31, 2008	Estimated fair value	Accumulated Amortization	Useful Life (in years)	Estimated fair value	Accumulated Amortization	Useful Life (in years)
National securities exchange registrations	$583	$—	Indefinite	$4,379	$—	Indefinite
Customer relationships	98	(9)	10 to 20	708	(62)	7 to 20
Trade names and other	55	(7)	20	168	(47)	2 to 20

Other intangibles	$736	$(16)		$5,255	$(109)

For the three months ended March 31, 2009 and 2008, amortization expense for the intangible assets was approximately $14 million and $13 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of March 31, 2009 was as follows (in millions):

Year ending December 31,
Remainder of 2009 (from April 1st through December 31st)	$44
2010	58
2011	58
2012	58
2013	58
Thereafter	583

Total	$859

Note 9—Fair Value of Financial Instruments

NYSE Euronext accounts for certain financial instruments at fair value pursuant to the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in millions):

	Assets & liabilities measured at fair value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investments	$68	$20	$15	$103
Other assets	30	—	—	30
Liabilities
Derivatives	—	1	—	1

	Assets & liabilities measured at fair value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$157	$113	$14	$284
Other assets	26	—	—	26
Liabilities
Derivatives	—	1	—	1

The difference between the total financial assets and liabilities as of March 31, 2009 and December 31, 2008 presented in the tables above and the related amounts in the condensed consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. As of March 31, 2009 and December 31, 2008, NYSE Euronext had $15 million and $14 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. As at March 31, 2009, the weighted average price of these auction rate securities was 84 cents to a dollar and NYSE Euronext did not have significant unrealized losses on these securities.

Note 10—Derivatives and Hedges

NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivatives instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext adopted the provisions of SFAS No. 161, “Disclosures about Derivatives Instruments and Hedging Activities” (“SFAS No. 161”) on January 1, 2009.

NYSE Euronext records all derivatives instruments at fair value on the condensed consolidated statement of financial condition. Certain derivatives instruments are designated as hedging instruments under fair value hedging relationships, cash flow hedging relationships or net investment hedging relationships. Other derivatives instruments remain undesignated. The details of each designated hedging relationship are formally documented at the inception of the relationship, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, derivatives instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The hedging instrument must be highly effective in offsetting the changes in cash flows or fair value of the hedged item and the effectiveness is evaluated quarterly on a retrospective and prospective basis.

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of March 31, 2009 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
		Asset (1)	Liability (2)
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps	$357	$2	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	58	—	1

Total derivatives	$415	$2	$1

(1)	included in “Financial investments” in the condensed consolidated statement of financial condition

(2)	included in “Short term debt” in the condensed consolidated statement of financial condition

Pre-tax gains and losses on derivative instruments affecting the condensed consolidated statement of operations for the three months ended March 31, 2009 were as follows (in millions):

Derivatives in SFAS No. 133 fair value hedging relationship	Gain/(loss) recognized in income on derivatives	Hedged items in SFAS No. 133 hedging relationship	Gain/(loss) recognized in income on hedge items
Interest rate swaps	$(2)	Fixed-rate debt	$2

Derivatives not designated as hedging instrument under SFAS No. 133	Gain/(loss) recognized in income
Foreign exchange contracts	$—

In order to hedge its interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps. At March 31, 2009, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($357 million) fixed rate sterling bond due June 16, 2009. The interest rate swap hedges the changes in the bond fair value due to the changes in Libor rates. Changes in the fair value of the swap are recognized in “Interest expense” in the condensed consolidated statement of operations and are substantially offset by the changes in fair value of the hedged bond due to fluctuations in Libor rates. For the three months ended March 31, 2009, the fair value of the interest rate swap decreased by £1.2 million ($1.7 million), offsetting the £1.2 million ($1.7 million) adjustment of the hedged bond for the fair value fluctuations in Libor rates.

For the three months ended March 31, 2009, NYSE Euronext also entered into sterling/dollar foreign exchange swaps with tenors less than 3 months in order to convert sterlings into U.S. dollars and repay U.S. dollar denominated commercial paper. These swaps were not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. At March 31, 2009, NYSE Euronext had a £40 million ($58 million) sterling/U.S. dollar foreign exchange swap outstanding with a negative fair value of $1.2 million. This swap matured in April 2009. For the three months ended March 31, 2009, the cumulative gain/(loss) recognized under such swaps in “Other income” in the condensed consolidated statement of operations was not significant.

For the three months ended March 31, 2009, NYSE Euronext had no derivative instruments in SFAS No. 133 cash flow hedging relationships and net investment hedging relationships.

Note 11—Commitments and Contingencies

For the three months ended March 31, 2009, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2008, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

In re NYSE Specialists Securities Litigation

In an order dated March 14, 2009, the district court granted the plaintiffs’ motion for class certification with respect to the claims alleging violations of federal securities laws by the specialist firm defendants; those defendants filed a petition for interlocutory appeal of that order. The order does not apply to a separate claim asserted against New York Stock Exchange, Inc. alleging that it made false and misleading statements concerning the regulation and operation of its market; the dismissal of that claim was remanded to the district court in 2007, but further proceedings have not been scheduled.

In addition to the matter described above and in the 10-K, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Note 12—Income taxes

For the three months ended March 31, 2009 and 2008, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of our businesses. The applicable tax rate was 23% and 30% for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009, our effective tax rate included a $8 million favorable discrete item primarily related to certain tax credits and positive impact of prior tax positions. Including the impact of such discrete items, NYSE Euronext anticipates providing for income taxes at an estimated tax rate of 27% for fiscal 2009.

Note 13—Related Party Transactions

AEMS

On August 5, 2008, NYSE Euronext acquired the remaining interest in AEMS previously owned by Atos Origin. Prior to the acquisition, NYSE Euronext owned 50% of AEMS and had entered into mutual service agreements. See Note 2 – “Acquisitions and Divestitures.”

FINRA

As part of the July 30, 2007 asset purchase agreement with FINRA, FINRA and NYSE Group have entered into service agreements with FINRA and its affiliates. Based on these service agreements and pre-existing arrangements with NYSE Amex, FINRA provides certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet

For the year ended December 31, 2008, NYSE Euronext used the services of LCH.Clearnet Ltd. (“LCH.Clearnet”) for clearing transactions executed on its European cash markets and NYSE Liffe, and the services of Euroclear for settling transactions on its cash markets (except in Portugal).

As of March 31, 2009, NYSE Euronext retained a 5% stake in LCH.Clearnet’s outstanding share capital and the right to appoint one director to LCH.Clearnet’s board of directors.

On October 31, 2008, NYSE Euronext announced that its London derivatives subsidiary had entered into binding agreements with LCH.Clearnet to terminate its current clearing arrangements. Under the agreements, we established new arrangements known as “NYSE Liffe Clearing”, whereby the London Market of NYSE Liffe would take full responsibility for clearing activities in its London market. To achieve this, the London Market of NYSE Liffe will become a self-clearing Recognised Investment Exchange and will outsource certain clearing functions to LCH.Clearnet. As part of the termination of its current clearing arrangements with LCH.Clearnet, NYSE Euronext will make a one-time €260 million ($362 million) payment to LCH.Clearnet. These agreements are subject to regulatory approval, with the target of beginning operations in the summer of 2009.

The following presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended March 31,
	2009	2008
AEMS	$—	$(39)
FINRA	2	6
LCH.Clearnet	1	2

BlueNext

BlueNext is the European carbon exchange business launched by NYSE Euronext in 2008. BlueNext is established in France and is 60% owned by NYSE Euronext and 40% owned by Caisse des Dépots et Consignation (“CDC”). NYSE Euronext consolidates the results of operations and the financial condition of BlueNext. In the regular course of business, BlueNext pays recoverable Value Added Tax (“VAT”) to certain customers on a daily basis and recovers such VAT from the French Tax Authorities on a one-month lag. CDC provides BlueNext with an overdraft to fund the VAT receivable. Under this arrangement, BlueNext had $98 million and $249 million overdraft balances outstanding with CDC as of March 31, 2009 and December 31, 2008, respectively.

Note 14—Other Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

Income/(expenses)	Three months ended March 31,
	2009			2008
	NYSE Euronext	Noncontrolling interest	Total	NYSE Euronext	Noncontrolling interest	Total
Net income	$104	$2	$106	$230	$4	$234
Change in market value adjustments of available-for-sale securities	8	—	8	(45)	—	(45)
Employee benefit plan adjustments	(13)	—	(13)	(1)	—	(1)
Foreign currency translation adjustments	(239)	(1)	(240)	397	6	403

Total comprehensive (loss) income	$(140)	$1	$(139)	$581	$10	$591

Foreign currency translation adjustments is the only item in other comprehensive income impacted by the noncontrolling interest. Our equity components attributable to noncontrolling interest did not change materially from December 31, 2008 to March 31, 2009 as a result of the adoption of SFAS No. 161.

Our employee benefit plan adjustments for the three months ended March 31, 2009 include a $9.5 million amount relating to an under-accrual of our pension plan liabilities as of December 31, 2008. This entry had no impact to our net income and was not material to the other comprehensive loss or accrued employee benefit liabilities in our consolidated financial statements in any prior year reporting period.

Note 15—Subsequent Events

On April 22, 2009, NYSE Euronext completed an offering of €250 million which was an increase to our existing €750 million 5.375% notes due June 2015. The proceeds of the notes will be used for general corporate purposes, including the refinancing of existing debt. The notes will become fungible with the €750 million existing issue and are listed on Euronext Amsterdam and the Luxembourg Stock Exchange’s regulated market. The notes are unsecured obligations and rank pari passu with all other outstanding unsecured and unsubordinated obligations of NYSE Euronext.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and, in Part I, Item 1A. of our Annual Report on Form 10-K, “Risk Factors.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

U.S. Operations consist of the following in NYSE Euronext’s U.S. markets:

•	obtaining new listings and servicing existing listings;

•	providing access to trade execution in cash equities, options and futures;

•	selling market and related information and distributing market information to data subscribers;

•	issuing trading licenses;

•	providing data processing operations;

•	providing regulatory services; and

•	providing trading technology, software and connectivity to end-users.

European Operations consist of the following in NYSE Euronext’s European markets:

•	the management of trading in all cash products as well as a wide range of derivatives products and bonds and repos;

•	listing of cash instruments;

•	the sale of market data and related information;

•	settlement of transactions and the safe-custody of physical securities in certain European markets; and

•	providing electronic trading solutions as well as software and connectivity to end-users.

In the first quarter of 2009, we decided to create NYSE Technologies (“NYXT”) to combine the businesses formerly known as NYSE Euronext Advanced Trading Solutions (including NYSE TransactTools, Wombat, and AEMS) and certain of our market data businesses. As part of this decision, we are evaluating our revenue and expense methodologies. In the second quarter of 2009, we expect to produce discrete financial information for NYXT, at which point we intend to introduce it as a third reportable segment.

For a discussion of these segments, see Note 4 to the condensed consolidated financial statements.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions, competition and market share, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, and legislative and regulatory changes, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues. For example, the growth of our trading and market data revenues could be adversely impacted if we are unsuccessful in attracting additional volumes. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.

During 2008 and the early part of 2009, there was turmoil in the economy and upheaval in the credit markets. Equity market indices declined throughout this period and the market may remain volatile throughout 2009. Continuing volatility and uncertainty regarding the capital markets have dampened economic activity and have resulted in a decline in volumes and in new listings in some of our markets as well as a deterioration of the economic welfare of our listed companies, which could adversely affect the level of delistings. These factors have adversely affected our revenues and operating income from continuing operations and may negatively impact future growth.

These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a prolonged recession in the world economy. Securities and banking regulators have also been active in establishing temporary rules and regulations to respond to this crisis. Some of these actions have resulted in temporary or, in some cases, permanent, restrictions on certain types of securities transactions. We cannot predict whether these government efforts will be successful.

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

We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment and recession concerns, as well as the general state of the world economy. During these times of economic turmoil we continue to focus on our strategy to broaden and diversify our revenue streams, as well as our company-wide expense reduction initiatives.

Selected Operating Data

The following tables present selected operating data for the periods presented. U.S. data includes NYSE Amex beginning October 1, 2008. All trading activity is single-counted, except European cash trading which is double-counted to include both buys and sells. The information set forth below is not necessarily indicative of NYSE Euronext’s future operations and should be read in conjunction with the rest of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Volume Summary - Cash Products

	Average Daily Volume			Total Volume
(Unaudited)	Q1 ‘09	Q1 ‘08	% Chg	Q1 ‘09	Q1 ‘08	% Chg
Number of Trading Days - European Markets	63	62	—	63	62	—
Number of Trading Days - U.S. Markets	61	61	—	61	61	—
European Cash Products (trades in thousands)	1,375	1,662	-17.3%	86,629	103,042	-15.9%
Equities	1,310	1,602	-18.2%	82,501	99,297	-16.9%
Exchange-Traded Funds	14	9	52.6%	871	562	55.0%
Structured Products	46	46	1.6%	2,915	2,825	3.2%
Bonds	5	6	-6.2%	342	358	-4.6%
U.S. Cash Products (shares in millions)	4,026	3,515	14.5%	245,559	214,433	14.5%
NYSE Listed Issues [1]
NYSE Group Handled Volume [2]	2,924	2,624	11.4%	178,380	160,087	11.4%
NYSE Group Matched Volume [3]	2,646	2,382	11.1%	161,400	145,282	11.1%
Total NYSE Listed Consolidated Volume	6,375	4,563	39.7%	388,894	278,340	39.7%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	45.9%	57.5%	-11.6%	45.9%	57.5%	-11.6%
Matched Volume[3]	41.5%	52.2%	-10.7%	41.5%	52.2%	-10.7%
NYSE Arca & Amex Listed Issues
NYSE Group Handled Volume [2]	684	412	66.2%	41,745	25,118	66.2%
NYSE Group Matched Volume [3]	603	357	69.0%	36,790	21,769	69.0%
Total NYSE Arca & Amex Listed Consolidated Volume	2,363	1,173	101.5%	144,152	71,526	101.5%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	29.0%	35.1%	-6.1%	29.0%	35.1%	-6.1%
Matched Volume[3]	25.5%	30.4%	-4.9%	25.5%	30.4%	-4.9%
Nasdaq Listed Issues
NYSE Group Handled Volume [2]	417	479	-13.0%	25,434	29,229	-13.0%
NYSE Group Matched Volume [3]	345	397	-13.1%	21,053	24,221	-13.1%
Total Nasdaq Listed Consolidated Volume	2,233	2,446	-8.7%	136,235	149,220	-8.7%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	18.7%	19.6%	-0.9%	18.7%	19.6%	-0.9%
Matched Volume[3]	15.5%	16.2%	-0.7%	15.5%	16.2%	-0.7%
Exchange-Traded Funds [1,4]
NYSE Group Handled Volume [2]	691	442	56.5%	42,156	26,941	56.5%
NYSE Group Matched Volume [3]	610	385	58.3%	37,191	23,492	58.3%
Total ETF Consolidated Volume	2,440	1,248	95.5%	148,870	76,134	95.5%
NYSE Group Share of Total Consolidated Volume
Handled Volume[2]	28.3%	35.4%	-7.1%	28.3%	35.4%	-7.1%
Matched Volume[3]	25.0%	30.9%	-5.9%	25.0%	30.9%	-5.9%

Please refer to footnotes on the following page.

Volume Summary - Derivatives Products

	Average Daily Volume			Total Volume
(Unaudited; contracts in thousands)	Q1 ‘09	Q1 ‘08	% Chg	Q1 ‘09	Q1 ‘08	% Chg
Number of Trading Days - European Markets	63	62	—	63	62	—
Number of Trading Days - U.S. Markets	61	61	—	61	61	—
European Derivatives Products	3,779	4,552	-17.0%	238,090	282,245	-15.6%
Total Interest Rate Products [6]	1,987	2,764	-28.1%	125,184	171,386	-27.0%
Short Term Interest Rate Products	1,887	2,647	-28.7%	118,851	164,107	-27.6%
Medium and Long Term Interest Rate Products	101	117	-14.4%	6,333	7,279	-13.0%
Total Equity Products [5]	1,747	1,721	1.5%	110,043	106,684	3.1%
Total Individual Equity Products	535	573	-6.6%	68,445	62,225	10.0%
Total Equity Index Products	513	617	-16.8%	41,598	44,459	-6.4%
of which Bclear	699	531	31.6%	44,042	32,935	33.7%
Individual Equity Products	552	431	28.0%	34,761	26,722	30.1%
Equity Index Products	147	100	47.0%	9,281	6,213	49.4%
Commodity Products	45	67	-32.5%	2,863	4,175	-31.4%
U.S. Derivatives Products - Equity Options [7]
NYSE Arca Options Contracts	2,281	1,945	17.2%	139,118	118,674	17.2%
Total Consolidated Options Contracts	13,125	13,328	-1.5%	800,611	813,022	-1.5%
NYSE Group Share of Total	17.4%	14.6%		17.4%	14.6%
NYSE Liffe U.S.
Precious Metals Future Volume	21.0	—		1,282.4	—

[1]	Includes all volume executed in NYSE Group crossing sessions.

[2]	Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

[3]	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.

[4]	Data included in previously identified categories.

[5]	Include currency products.

[6]	Includes all trading activities for Bclear.

[7]	Includes trading in U.S. equity options contracts, not equity-index options.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

Other Operating Statistics

	Three Months Ended
(Unaudited)	March 31, 2009	December 31, 2008	March 31, 2008
NYSE Euronext Listed Issuers
NYSE Listed Issuers
NYSE listed issuers[1]	3,018	3,108	2,509
Number of new issuer listings[1]	50	711	37
Capital raised in connection with new listings ($mm)[2]	$733	$62	$19,619
Euronext Listed Issuers
Euronext listed issuers[1]	1,055	1,110	1,141
Number of new issuer listings[3]	4	15	18
Capital raised in connection with new listings ($mm)[2]	$—	$25	$932
NYSE Euronext Market Data
NYSE Market Data[4]
Share of Tape A revenues (%)	48.0%	49.7%	57.0%
Share of Tape B revenues (%)	34.2%	34.1%	33.9%
Share of Tape C revenues (%)	21.0%	21.4%	19.3%
Professional subscribers (Tape A)	424,589	450,041	456,752
Euronext Market Data
Number of terminals	265,371	275,430	222,990
NYSE Euronext Operating Expenses
NYSE Euronext employee headcount[5]
NYSE Euronext headcount excluding GL Trade	3,709	3,757	3,933
GL Trade headcount	n.a	n.a	1,395
NYSE Euronext Financial Statistics
NYSE Euronext foreign exchange rates
Average €/US$ exchange rate for the quarter	$1.306	$1.319	$1.499
Average GBP/US$ exchange rate for the quarter	$1.437	$1.570	$1.978

[1]	Figures for NYSE listed issuers include listed operating companies, SPACs, and closed-end funds, and ETFs, and do not include NYSE Arca, Inc. or structured products listed on the NYSE. There were 1,048 ETFs and 9 operating companies exclusively listed on NYSE Arca, Inc. as of March 31, 2009. There were 492 structured products listed on the NYSE as of March 31, 2009. Figures for new issuer listings include NYSE new listings and new ETP listings only (NYSE Amex and NYSE Arca are excluded).

Figures for Euronext present the operating companies listed on Euronext, and do not include NYSE Alternext, Free Market, closed-end funds, ETFs and structured product (warrants and certificates). As of March 31, 2009, 127 companies were listed on NYSE Alternext, 307 on Free Market and 427 ETFs were listed on NextTrack.

[2]	Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, NYSE Alternext, and Free Market and do not include close-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of dollars by operating companies listed on NYSE and NYSE Arca and do not include closed-end funds, ETFs and structured products.

[3]	Euronext figures include operating companies listed on Euronext, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates).

[4]	“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and NYSE Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per the SEC’s Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on share of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection and dissemination of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.

[5]	NYSE Euronext sold its 40% stake in GL Trade in October 2008. NYSE Euronext headcount includes both the employees of NYXT and NYSE Amex for all periods presented.

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

Cash Trading

In our U.S. Operations, NYSE charges transaction fees for executing trades in NYSE-listed equities on the NYSE, NYSE Arca, and NYSE Amex, as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2008 and 2009 allowed further alignment of transaction revenue with executed volume.

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

Derivatives Trading

Revenue from derivatives trading consists of fixed per-contract fees for the execution of trades of derivatives contracts on NYSE Liffe and executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.

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

Listings

There are two types of fees applicable to companies listed on our U.S. and European securities exchanges – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies that transfer to one of our U.S. securities exchanges from another listing venue. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

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

Listing fees for Euronext subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in IPOs and tender offers. Revenues from annual listing fees relate primarily to the number of shares outstanding.

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

Market Data

In our U.S. Operations, we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE’s revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape B” and “Tape C”, which represents data related to trading of certain securities that are listed on NYSE Arca, NYSE Amex, other regional exchanges and Nasdaq, respectively. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

On a pilot basis, NYSE Euronext offers a new data product, NYSE Euronext Real-Time Reference Prices, which allows internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com are now displaying NYSE Real-Time stock prices on their respective websites.

In our European Operations, we charge a variety of users, primarily the end-users, for the use of Euronext’s real-time market data services. We also collect annual license fees from vendors for the right to distribute Euronext market data to third parties and a service fee from vendors for direct connection to market data. A substantial majority of European market data revenues is derived from monthly end-user fees. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment” above.

Liquidity Payments

To attract order flow, enhance liquidity and promote use of our markets, we offer our customers a variety of liquidity payment structures, tailored to specific market, product and customer characteristics. We charge a “per share” or “per contract” execution fee to the market participant who takes the liquidity on certain of our trading platforms and, in turn, we pay on certain of our markets a portion of this “per share” or “per contract” execution fee to the market participant who provides the liquidity.

Routing and Clearing

We incur routing charges in the U.S. when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution, and costs incurred due to erroneous trade execution.

Other Operating Expenses

Other operating expenses include merger expenses and exit costs, compensation, systems and communications, professional services, depreciation and amortization, occupancy and marketing and other.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable to business combination and cost reduction initiatives.

Compensation

Compensation expense includes employee salaries, incentive compensation (including stock-based compensation) and related benefits expense, including pension, medical, post-retirement medical and supplemental executive retirement plan charges. Part-time help, primarily related to security personnel at the NYSE, is also recorded as part of compensation.

Systems and Communications

Systems and communications expense includes costs for development and maintenance of trading, regulatory and administrative systems; investments in system capacity, reliability and security; and cost of network connectivity between our customers and data centers, as well as connectivity to various other market centers.

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

Regulatory Fine Income

Regulatory fine income, which we include in our operating income, is generated from fines levied by NYSE Regulation, which regulates and monitors trading on our U.S. securities exchanges. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on our U.S. securities exchanges. Regulatory fines are required to be used for regulatory purposes.

Results of Operations

The results of operations of NYSE Euronext include the results of operations of Wombat, AEMS and NYSE Amex since their respective dates of acquisition (March 7, 2008, August 5, 2008 and October 1, 2008, respectively). The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

Three Months Ended March 31, 2009 Versus Three Months Ended March 31, 2008

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, as well as the percentage increase or decrease for each consolidated statement of operations item for the three months ended March 31, 2009, as compared to such item for the three months ended March 31, 2008.

	Three months ended March 31,		Percent Increase
(Dollars in Millions)	2009	2008	(Decrease)
Revenues
Activity assessment	$30	$102	(71)%
Cash trading	620	563	10%
Derivatives trading	187	270	(31)%
Listing	99	98	1%
Market data	102	104	(2)%
Other revenues	104	75	39%

Total revenues	1,142	1,212	(6)%
Section 31 fees	(30)	(102)	(71)%
Liquidity payments	(432)	(273)	58%
Routing and clearing	(76)	(70)	9%
Other operating expenses	(445)	(432)	3%
Regulatory fine income	—	2	(100)%

Operating income from continuing operations	159	337	(53)%
Interest expense	(30)	(33)	(9)%
Interest and investment income	4	15	(73)%
Other income	5	12	(58)%

Income from continuing operations before income tax provision	138	331	(58)%
Income tax provision	(32)	(98)	(67)%

Income from continuing operations	106	233	(55)%
Income from discontinued operations, net of tax	—	1	(100)%

Net income	106	234	(55)%
Net income attributable to noncontrolling interest	(2)	(4)	(50)%

Net income attributable to NYSE Euronext	$104	$230	(55)%

Highlights

For the three months ended March 31, 2009, NYSE Euronext reported revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $1,112 million, $159 million and $104 million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $1,110 million, $337 million and $230 million, respectively, for the three months ended March 31, 2008.

The $2 million increase in revenues (excluding activity assessment fees), $178 million decrease in operating income from continuing operations and $126 million decrease in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Stable revenues – Revenues remained relatively flat primarily due to an increase in trading volumes of 14.5% and pricing on U.S. cash markets, partially offset by (i) the impact of lower European cash and derivatives volumes, (ii) the unfavorable effect of foreign currency translation and (iii) increased liquidity payments and routing and clearing expenses as a result of the higher trading volumes and changes to the U.S. cash pricing model.

Decreased operating income from continuing operations – The period-over-period decrease in operating income from continuing operations of $178 million was primarily due to (i) additional liquidity payments, routing and clearing expenses on higher trading volumes and pricing changes (approximately $175 million), (ii) the unfavorable effect of foreign currency translation (approximately $28 million) and (iii) additional costs associated with new business and capacity initiatives (approximately $32 million), partially offset by reduced operating expenses as a result of cost containment initiatives (approximately $41 million).

Decreased net income attributable to NYSE Euronext – The period-over-period decrease in net income attributable to NYSE Euronext of $126 million was due to decreased operating income from continuing operations, partially offset by a reduction of our effective tax rate in connection with tax credits and the positive impact of prior tax positions received during the period (approximately $8 million).

Consolidated and Segment Results

Subsequent to the business combination transaction between NYSE Group and Euronext, NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Three months ended
	March 31, 2009				March 31, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate Items	Total	U.S. Operations	European Operations	Corporate Items	Total
Activity assessment	$30	$—	$—	$30	$102	$—	$—	$102
Cash trading	520	102	(2)	620	393	170	—	563
Derivatives trading	44	143	—	187	38	232	—	270
Listing	91	8	—	99	90	8	—	98
Market data	57	45	—	102	53	51	—	104
Other	65	50	(11)	104	59	16	—	75

Total revenues	$807	$348	$(13)	$1,142	$735	$477	$—	$1,212

Activity Assessment. Activity assessment fees are collected from member organizations executing trades on U.S. markets. The decrease in activity assessment fees was mainly due to a decline in the related SEC rate.

Cash trading. For the three months ended March 31, 2009, U.S. Operations contributed $520 million to NYSE Euronext’s cash trading revenues, a $127 million increase as compared to three months ended March 31, 2008. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and price changes on the NYSE and NYSE Arca trading platforms (approximately $114 million). European Operations contributed $102 million in cash trading revenues, a $68 million decrease as compared to the three months ended March 31, 2008. The primary drivers for this decrease were decreased trading volumes (approximately $56 million), implementation of Pack Epsilon and other pricing changes, as well as the unfavorable effect of foreign currency (approximately $12 million as a result of the strengthening of the U.S. dollar versus the Euro).

Derivatives trading. Derivatives trading revenues decreased by $83 million to $187 million, primarily due to reduced European trading volumes (approximately $42 million) and the unfavorable effect of foreign currency translation (approximately $47 million) as a result of the weakening of the pound sterling versus the U.S. dollar as compared to the same period a year ago. While we experienced an increase in trading volume in our individual equity and equity index products, trading volume in our short-term interest rate products declined. This decline was partially offset by the inclusion of the results of NYSE Amex for the three months ended March 31, 2009 with no comparison in the prior period.

Listing and Market Data. For the three months ended March 31, 2009, listing fees and market data revenues remained relatively unchanged from the comparable period a year ago.

Other. For the three months ended March 31, 2009, other revenues increased $29 million to $104 million. Other revenue from European Operations increased $34 million primarily due to (i) the inclusion in the current period of software and technologies revenues as a result of the AEMS acquisition in August 2008 (approximately $17 million) and (ii) increased volumes on Bluenext (approximately $12 million), partially offset by the unfavorable impact of foreign currency translation. Our U.S. Operations were positively impacted by the inclusion of the results of Wombat for the full quarter in 2009.

Expenses

	Three months ended
	March 31, 2009				March 31, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(30)	$—	$—	$(30)	$(102)	$—	$—	$(102)
Liquidity payments	(403)	(31)	2	(432)	(227)	(46)	—	(273)
Routing and clearing	(76)	—	—	(76)	(70)	—	—	(70)
Other operating expenses	(259)	(192)	6	(445)	(233)	(189)	(10)	(432)
Regulatory fine income	—	—	—	—	2	—	—	2

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges and remits these amounts semiannually to the SEC. The decrease in Section 31 fees for the three months ended March 31, 2009 was due to a decline in the SEC rate of approximately 63.4% as compared to the same period a year ago.

Liquidity Payments

For the three months ended March 31, 2009, liquidity payments were $432 million, an increase of $159 million compared to the three months ended March 31, 2008. This increase reflects an increase in handled trading volume on NYSE Arca platforms and the impact of changes in our pricing structure (approximately $174 million), partially offset by a decrease in trading volume on our European derivatives platform and favorable effect of currency translation.

Routing and Clearing

For the three months ended March 31, 2009, routing and clearing fees were $76 million, an increase of $6 million compared to the three months ended March 31, 2008. This increase is primarily due to increased amount of routing costs incurred as a result of order flow being routed to other market centers for better quotes.

Other Operating Expenses

For the three months ended March 31, 2009, other operating expenses were $445 million, an increase of $13 million compared to the same period a year ago. The increase was primarily due to the inclusion of operating expenses from recently acquired businesses (including Wombat, AEMS and NYSE Amex) (approximately $51 million) and other strategic initiatives (approximately $32 million) for the full period, partially offset by (i) the effect of foreign currency translation (approximately $35 million) and (ii) reduced operating expenses as a result of cost containment initiatives (approximately $41 million). Included in other operating expenses were $23 million and $17 million of merger expenses and exit costs for the three months ended March 31, 2009 and 2008, respectively.

Regulatory Fine Income

Regulatory fine income will continue to decrease in future periods as the result of the creation of FINRA.

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €750 million ($992 million) of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”)

Investment Income

The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $11 million decrease in investment income.

Other Income

For the three months ended March 31, 2009, other income was $5 million, a decrease of $7 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the three months ended March 31, 2009 and 2008, NYSE Euronext recorded noncontrolling interest of $2 million and $4 million, respectively.

Income Taxes

For the three months ended March 31, 2009 and 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 27% and 30%, respectively. For the three months ended March 31, 2009, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of its businesses.

For the three months ended March 31, 2009, our effective tax rate included a $8 million favorable discrete item primarily related to certain tax credits and positive impact of prior tax positions. Including the impact of this item, NYSE Euronext anticipates providing for income taxes at an estimated tax rate of 27% for fiscal 2009.

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

Cash flows from operating activities

For the three months ended March 31, 2009, net cash provided by continuing operating activities was $154 million, representing net income of $106 million, depreciation and amortization of $81 million and an increase in deferred revenues of $270 million, partially offset by a decrease in related party payable of $151 million as well as a decrease in accounts payable and accrued expenses of $146 million. Capital expenditures for the three months ended March 31, 2009 were $79 million.

Net financial indebtedness

As of March 31, 2009, NYSE Euronext had approximately $2.5 billion in debt outstanding and $0.7 billion of cash and cash equivalents and financial investments, resulting in $1.8 billion in net indebtedness. We define net indebtedness as outstanding debt less cash and cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	March 31, 2009	December 31, 2008
Cash and cash equivalents	$606	$777
Financial investments	102	236

Liquid funds	708	1,013
Short term debt	812	1,101
Long term debt	1,736	1,787

Total debt	2,548	2,888
Net indebtedness	$1,840	$1,875

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

As of March 31, 2009, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of March 31, 2009	Maturity
Commercial paper issued under the global commercial paper program	$389	From April 6, 2009 until May 26, 2009
5.125% bond in sterling	£250($357)	June 16, 2009
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€750($992)	June 30, 2015

The £250 million ($357 million) fixed rate bonds were issued in 2004 to refinance the acquisition of LIFFE by Euronext and were swapped to floating rate using a fixed-to-floating rate swap. As of March 31, 2009, taking into account this swap, the effective interest rate on the bonds was 2.1%. The bonds mature in June 2009 and do not provide for early redemption.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of March 31, 2009, NYSE Euronext had $0.4 billion of debt outstanding at an average interest rate of 1.3% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $1.0 billion 364-day syndicated revolving bank facility which matured on April 1, 2009. These bank facilities are also available for general corporate purposes and were not drawn upon as of March 31, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility. On April 1, 2009, NYSE Euronext partially refinanced the $1.0 billion 364-day facility by a $500 million 364-day revolving bank facility maturing on March 31, 2010.

In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($397 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of March 31, 2009, NYSE Euronext had three committed bank credit facilities totaling $3.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In the second quarter of 2008, NYSE Euronext issued $750 million of fixed rate bonds due in June 2013 and €750 million of fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. These bonds bear interest at a rate per annum of 4.8% and 5.375%, respectively. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

On April 22, 2009, NYSE Euronext completed an offering of €250 million which was an increase to our existing €750 million 5.375% notes due June 2015. The proceeds of the notes will be used for general corporate purposes, including the refinancing of existing debt. The notes will become fungible with the €750 million existing issue and are listed on Euronext Amsterdam and the Luxembourg Stock Exchange’s regulated market. The notes are unsecured obligations and rank pari passu with all other outstanding unsecured and unsubordinated obligations of NYSE Euronext.

Liquidity risk

NYSE Euronext continually reviews its liquidity and debt positions, and subject to market conditions and credit and strategic considerations, may from time to time determine to vary the maturity profile of its debt and diversify its sources of financing. NYSE Euronext anticipates being able to support short-term liquidity and operating needs primarily through existing cash balances and financing arrangements, along with future cash flows from operations. If existing financing arrangements are insufficient to meet the anticipated needs of its current operations or to refinance existing debt, NYSE Euronext may seek additional financing in either the debt or equity markets. NYSE Euronext may also seek equity or debt financing in connection with future acquisitions or other strategic transactions. While we believe that we generally have access to debt markets, including bank facilities and publicly and privately issued long and short term debt, we may not be able to obtain additional financing on acceptable terms or at all.

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

Revenue Recognition

There are two types of fees applicable to companies listed on the NYSE, NYSE Arca, NYSE Amex and Euronext – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE, NYSE Arca or Euronext. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

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

NYSE Euronext adopted SFAS No. 141(R), SFAS No. 160 and SFAS No. 161 on January 1, 2009.

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

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following summarizes NYSE Euronext’s exposure to interest rate risk as of March 31, 2009:

Dollars (in Millions)	Financial assets	Financial liabilities		Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$206	$124		$82	$(0.8)
Euro	193	329		(136)	(1.4)
Sterling	228	360	(4)	(132)	(1.3)
Fixed rate positions in
Dollar	1	749		(748)	(28.5)
Euro	—	987		(987)	(49.6)
Sterling	—	—		—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

(4)	Includes the effect of the fixed-to-floating interest rate swap on the £250 million fixed rate bond issuance.

In order to hedge interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps, with counterparties that meet high creditworthiness and rating standards. At March 31, 2009, the only significant outstanding interest rate hedge was a fixed-to-floating rate swap hedging the £250 million ($357 million) fixed rate bond issuance denominated in sterling.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At March 31, 2009, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $748 million and $987 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $28.5 million and $49.6 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar, when interest rates in U.S. dollar decrease, NYSE Euronext’s net interest and investment income decreases. Based on March 31, 2009 positions, a hypothetical 1% decrease in U.S. dollar rates would negatively impact annual income by $0.8 million. Because NYSE Euronext is a net borrower in euro and sterling, when interest rates in euro or sterling increase, NYSE Euronext net interest and investment income decreases. Based on March 31, 2009 positions, a hypothetical 1% increase in euro and sterling rates would negatively impact annual income by $1.4 million and $1.3 million, respectively.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the three months ended March 31, 2009 is presented by primary foreign currency in the following (in millions):

	Three months ended March 31, 2009
	Euro	Sterling
Average rate in the period	$1.3060	$1.4365
Average rate in the same period one year before	$1.4993	$1.9782
Foreign denominated percentage of
Revenues	20%	10%
Operating expenses	14%	8%
Operating income	56%	21%
Impact of the currency fluctuations (1) on
Revenues	$(33.1)	$(42.2)
Operating expenses	(20.0)	(29.3)
Operating income	(13.1)	(12.9)

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2009 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	March 31, 2009
	Position in euros	Position in sterling
Assets	€4,252	£2,734
of which goodwill	1,050	1,074
Liabilities	2,238	689
of which borrowings	992	251

Net currency position before hedging activities	€2,014	£2,045
Impact of hedging activities	—	40

Net currency position	€2,014	£2,085

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(266)	$(298)

At March 31, 2009, NYSE Euronext was exposed to net exposures in euro and sterling of €2.0 billion ($2.7 billion) and £2.1 billion ($3.0 billion), respectively. NYSE Euronext’s borrowings in euro and sterling of €1.0 billion ($1.3 billion) and £0.3 billion ($0.4 billion), respectively, constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As at March 31, 2009, NYSE Euronext also had a £40 million ($58 million) sterling/dollar foreign exchange swaps outstanding. This swap matured in April 2009. As of March 31, 2009, the fair value of this swap was negative $1.2 million.

Based on March 31, 2009 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $266 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $298 million. For the three months ended March 31, 2009, currency exchange rate differences had a negative impact of $240 million on NYSE Euronext’s consolidated equity.

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

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

During our most recent fiscal quarter ended March 31, 2009, there was a change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During our most recent fiscal quarter, we commenced the migration of our European Operations to the accounting system used by our U.S. Operations. We anticipate completing the migration by December 31, 2009, at which point we expect to operate on a single global system. This initiative will further strengthen the overall design and operating effectiveness of our internal control over financial reporting. This initiative is not in response to any identified deficiency or weakness in our internal control over financial reporting. We believe this change will favorably impact our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the three months ended March 31, 2009, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2008, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

In re NYSE Specialists Securities Litigation

In an order dated March 14, 2009, the district court granted the plaintiffs’ motion for class certification with respect to the claims alleging violations of federal securities laws by the specialist firm defendants; those defendants filed a petition for interlocutory appeal of that order. The order does not apply to a separate claim asserted against New York Stock Exchange, Inc. alleging that it made false and misleading statements concerning the regulation and operation of its market; the dismissal of that claim was remanded to the district court in 2007, but further proceedings have not been scheduled.

In addition to the matter described above and in the 10-K, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A.	Risk Factors

Other than the matters discussed below, for the three months ended March 31, 2009, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008, which disclosures are incorporated by herein by reference. No other matters were reportable during this period.

Our reliance on third parties could adversely affect our business if these third parties cease to perform the functions that they currently perform at NYSE Euronext.

We rely on third parties for certain clearing and regulatory services. For example, we are dependent on LCH.Clearnet to provide a clearing guarantee and manage related risk functions in connection with clearing on our European cash and derivatives markets. We also rely on the services of Euroclear for settling transactions on our European cash markets (except in Portugal). Additionally, we have a contractual arrangement with FINRA pursuant to which FINRA performs certain regulatory functions on our behalf. To the extent that LCH.Clearnet, Euroclear or FINRA experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

We also rely on members of our trading community to maintain markets and add liquidity. Recent global market and economic conditions have been difficult and volatile, in particular for financial services companies such as our members. To the extent that any of our largest members experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform market making activities, our business or our reputation may be materially adversely affected.

Broad market trends and other factors beyond our control could significantly reduce demand for our services and harm our business, financial condition and operating results.

Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. We have no direct control over these variables. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. These variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including those described under “—Risks Relating to Our Industry—Current economic conditions could negatively impact our business, financial condition and operating results” in our Form 10-K for the year ended December 31, 2008 and factors such as:

•	broad trends in business and finance, including industry-specific circumstances, capital market trends and the mergers and acquisitions environment;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among U.S. and non-U.S. markets if significant policy differences emerge among markets;

•	the perceived attractiveness, or lack of attractiveness, of the U.S. capital markets;

•	the perceived attractiveness, or lack of attractiveness, of the European capital markets;

•	the outbreak of contagious disease pandemics or other public health emergencies in the regions in which we operate which could decrease levels of economic and market activities; and

•	unforeseen market closures or other disruptions in trading.

If levels of activity on our exchanges are adversely affected by any of the factors described above or other factors beyond our control, then our business, financial condition and operating results could also be adversely affected.

Item 6.	Exhibits

Exhibit No.	Description

1.1	Subscription Agreement, dated as of April 21, 2009, between NYSE Euronext and Merrill Lynch International, Natixis, Société Générale and the Royal Bank of Scotland plc (Incorporated by reference to Exhibit 1.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 23, 2009).

4.1	First Supplemental Agency Agreement, dated as of April 22, 2009, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO Bank N.V., as paying agent (Incorporated by reference to Exhibit 4.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 23, 2009).

10.1	364-Day Credit Agreement ($500,000,000), dated as of April 1, 2009, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party hereto, Bank of America, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (Incorporated by reference to Exhibit 10.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 03, 2009).

10.2	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2008 Omnibus Incentive Plan (Non-Employee Directors)

10.3	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus – Form for Belgium)

10.4	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus - Form for France)

10.5	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus – Form for The Netherlands)

10.6	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus – Form for Portugal)

10.7	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus – Form for UK)

10.8	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus – Form for U.S.)

10.9	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for Belgium)

10.10	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for France)

10.11	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for The Netherlands)

10.12	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for Portugal)

10.13	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for UK)

10.14	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for U.S.)

10.15	Employment Agreement by and between Garry Jones and LIFFE Administration & Management, dated May 6, 2009.

10.16	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus – Form for Certain U.S. Management Committee Members)

10.17	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP – Form for Certain U.S. Management Committee Members)

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: May 11, 2009	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer
NYSE Euronext