Form 10-Q
period 2009-06-30
NYSE Euronext
filed 2009-08-07
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 7, 2009, the registrant had approximately 260 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AlternextTM,” “Archipelago®,” “Archipelago Exchange®,” “BclearTM,” “CscreenTM ,” “Euronext® ,” “LIFFE CONNECT® ,” “NYSE® ,” “NYSE Liffe® ,” “Pacific Exchange® ,” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

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

•

“NYSE Amex” refers to NYSE Amex LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex LLC is registered with the SEC under the Exchange Act as a national securities exchange.

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

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$507	$777
Financial investments	128	236
Accounts receivable, net	661	744
Deferred income taxes	90	113
Other current assets	234	156

Total current assets	1,620	2,026
Property and equipment, net	811	695
Goodwill	4,178	3,985
Other intangible assets, net	6,153	5,866
Deferred income taxes	629	671
Other assets	897	705

Total assets	$14,288	$13,948

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$1,262	$997
Related party payable	91	249
Section 31 fees payable	170	84
Deferred revenue	308	113
Short term debt	410	1,101
Deferred income taxes	25	38

Total current liabilities	2,266	2,582
Accrued employee benefits	540	576
Deferred revenue	352	360
Long term debt	2,137	1,787
Deferred income taxes	2,064	2,002
Related party payable	109	—
Other liabilities	68	67

Total liabilities	7,536	7,374
Commitments and contingencies
Equity
NYSE Euronext shareholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 275 and 274 shares issued; 260 and 259 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,347	8,522
Accumulated deficit	(409)	(331)
Accumulated other comprehensive loss	(800)	(1,222)

Total NYSE Euronext shareholders’ equity	6,725	6,556
Noncontrolling interest	27	18

Total equity	6,752	6,574

Total liabilities and equity	$14,288	$13,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Activity assessment	$126	$41	$156	$143
Cash trading	615	511	1,235	1,074
Derivatives trading	207	230	393	500
Listing	101	98	200	196
Market data	101	105	204	209
Software and technology services	44	34	87	59
Regulatory	8	14	22	27
Other	49	35	96	72

Total revenues	1,251	1,068	2,393	2,280
Section 31 fees	(126)	(41)	(156)	(143)
Liquidity payments	(447)	(255)	(879)	(528)
Routing and clearing	(67)	(65)	(143)	(135)
Merger expenses and exit costs	(442)	(38)	(465)	(55)
Compensation	(158)	(139)	(326)	(313)
Systems and communications	(56)	(86)	(113)	(169)
Professional services	(43)	(31)	(98)	(61)
Depreciation and amortization	(66)	(59)	(134)	(116)
Occupancy	(38)	(28)	(74)	(59)
Marketing and other	(37)	(46)	(75)	(86)
Regulatory fine income	1	—	1	2

Operating (loss) income from continuing operations	(228)	280	(69)	617
Interest expense	(31)	(40)	(62)	(72)
Investment income	4	17	9	31
Other income	4	12	9	24

(Loss) income from continuing operations before income tax benefit (provision)	(251)	269	(113)	600
Income tax benefit (provision)	72	(74)	40	(172)

(Loss) income from continuing operations	(179)	195	(73)	428
(Loss) income from discontinued operations, net of tax	—	1	—	2

Net (loss) income	(179)	196	(73)	430
Net income attributable to noncontrolling interest	(3)	(1)	(5)	(4)

Net (loss) income attributable to NYSE Euronext	$(182)	$195	$(78)	$426

Basic (loss) earnings per share attributable to NYSE Euronext
(Loss) earnings per share, continuing operations	$(0.70)	$0.73	$(0.30)	$1.59
(Loss) earnings per share, discontinued operations	—	—	—	0.01

	$(0.70)	$0.73	$(0.30)	$1.60

Diluted (loss) earnings per share attributable to NYSE Euronext
(Loss) earnings per share, continuing operations	$(0.70)	$0.73	$(0.30)	$1.59
(Loss) earnings per share, discontinued operations	—	—	—	0.01

	$(0.70)	$0.73	$(0.30)	$1.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(73)	$430
Income from discontinued operations	—	(2)

(Loss) income from continuing operations	(73)	428
Adjustment to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	156	121
Deferred income taxes	(3)	19
Deferred revenue amortization	(37)	(41)
Stock based compensation	21	25
Gain on sale of equity investment and businesses	—	(2)
Other non-cash items	2	(5)
Change in operating assets and liabilities:
Accounts receivable, net	96	(40)
Other assets	(111)	(61)
Accounts payable, accrued expenses, and Section 31 fees payable	254	(111)
Related party payable	(186)	—
Deferred revenue	258	183
Accrued employee benefits	(11)	16

Net cash provided by operating activities	366	532
Cash flows from investing activities:
Euronext merger, net of cash acquired	—	(395)
Sales of investments	539	1,274
Purchases of investments	(436)	(1,417)
Net sales (purchases) of securities purchased under agreements to resell	(1)	8
Purchases of equity investments and businesses	(44)	(218)
Sale of equity investments and businesses	—	145
Purchases of property and equipment	(212)	(173)
Other investing activities	—	(14)

Net cash used in investing activities	(154)	(790)
Cash flows from financing activities:
Proceeds from issuance of debt	312	1,929
Commercial paper (repayments) borrowings, net	(265)	(1,788)
Repayment of other debt	(412)	(2)
Dividends to shareholders	(156)	(139)
Purchases of treasury stock	—	(1)
Employee stock transactions	1	4
Other	1	(4)

Net cash used in financing activities	(519)	(1)
Effects of exchange rate changes on cash and cash equivalents	37	33
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	59
Net cash used in investing activities of discontinued operations	—	(33)
Net cash used in financing activities of discontinued operations	—	(16)

Net decrease in cash and cash equivalents for the period	(270)	(216)
Cash and cash equivalents at beginning of period	777	934

Cash and cash equivalents at end of period	$507	$718

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, “NYSE Liffe”) and the United States futures market, NYSE Liffe US, LLC (“NYSE Liffe US”). NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.” Until April 4, 2007, NYSE Euronext had no significant assets and had not conducted any material activities other than those incidental to its formation. However, on April 4, 2007, upon the consummation of the combination of NYSE Group and Euronext, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries.

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The operations of GL Trade are reflected as discontinued. See Note 5.

Note 2—Acquisitions and Divestitures

AEMS

On August 5, 2008, NYSE Euronext completed the acquisition of the 50% stake in AEMS previously owned by Atos Origin. Through the transaction, NYSE Euronext acquired (i) the NSC cash trading and LIFFE CONNECT derivatives trading platform technology, and all of the management and development services surrounding these platforms, (ii) AEMS’s third-party exchange technology business, and (iii) TRS/CPS, clearing software. The purchase price in the transaction was approximately €162 million ($255 million), net of approximately €120 million ($189 million) of cash acquired. The results of operations and financial condition of AEMS have been included in our consolidated financial statements since August 5, 2008.

NYSE Amex

On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation. NYSE Euronext acquired the business of The Amex Membership Corporation, including its subsidiary the American Stock Exchange (now known as NYSE Amex). In the transaction, each holder of a regular membership of The Amex Membership Corporation became entitled to receive approximately 8,100 shares of NYSE Euronext common stock and each holder of an options principal membership became entitled to receive approximately 7,200 shares of NYSE Euronext common stock. A total of approximately 6.8 million shares of NYSE Euronext common stock was issued with a value of approximately $260 million. In addition, each former holder of a regular or options principal membership will be entitled to receive additional consideration calculated by reference to the net proceeds, if any, from the sale of the NYSE Amex headquarters in lower Manhattan, if such sale occurs within a specified period of time and certain conditions are satisfied. The results of operations and financial condition of NYSE Amex have been included in our consolidated financial statements since October 1, 2008.

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

Other transactions

Qatar

On June 19, 2009, we amended the Shareholders’ Agreement dated June 24, 2008 with Qatar Holding (“QH”), the strategic and direct investment arm of Qatar Investment Authority (“QIA”), a Qatar governmental entity. The amended Shareholders’ Agreement represents a strategic partnership between us and the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market (“DSM”). The Qatar Exchange will continue to provide a market for cash equities, and the aim of management is also to create a new derivatives market. In addition, the Qatar Exchange will adopt the latest NYSE Euronext trading and network technologies and we will provide certain management services to the Qatar Exchange at negotiated rates.

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid in four equal installments on each of the next four anniversaries of the closing date. The $148 million present value of this liability is included in “Related party payable” in the condensed consolidated statement of financial condition as of June 30, 2009. QIA will retain the remaining 80% ownership of the Qatar Exchange through QH, and the current DSM, including approximately $200 million in cash, will be transferred to the new Qatar Exchange.

New York Portfolio Clearing (“NYPC”)

On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an exclusive arrangement to pursue a joint venture that is expected to be operational in the second quarter of 2010, subject to definitive documentation and other approvals. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. Pending Registered Derivatives Clearing Organization status approval from the U.S. Commodity Futures Trading Commission as well as other required regulatory approvals, NYPC initially will clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems.

Note 3—Restructuring

Severance Costs

2008 plan

In 2008, NYSE Euronext initiated a voluntary resignation incentive plan (“2008 VRIP”) and voluntary retirement plan in the U.S., which 235 employees accepted during the twelve months ended December 31, 2008. As part of the business combination between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions.

NYSE Euronext initiated a new plan in Europe in 2008 which was finalized in June 2009. This plan included a net reduction of approximately 230 employees.

2009 plan

As a result of streamlining certain business processes in the first quarter of 2009, NYSE Euronext launched a new voluntary resignation incentive plan in June 2009 (“2009 VRIP”) in the U.S. which 62 employees accepted.

The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through June 30, 2009 and the remaining accrual as of June 30, 2009 (in millions):

	U.S. Operations	European Operations	Total
Balance as of December 31, 2008	$52	$89	$141
Employee severance and related benefits	17	47	64
Severance and benefit payments	(28)	(7)	(35)
Currency translation and other	—	3	3

Balance as of June 30, 2009	$41	$132	$173

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at June 30, 2009, NYSE Euronext expects to pay these amounts through June 2010.

Contract Termination

LCH.Clearnet Contract Termination/ NYSE Liffe Clearing

For the year ended December 31, 2008 and the six months ended June 30, 2009, NYSE Euronext used the services of LCH.Clearnet Group Limited for clearing transactions executed on its European cash and derivatives markets and the services of Euroclear for settling transactions on its European cash markets (except in Portugal).

On October 31, 2008, NYSE Euronext announced that NYSE Liffe’s London Market (for the purposes of this section, “NYSE Liffe”) entered into binding agreements with LCH.Clearnet Ltd. (“LCH.Clearnet”) to terminate its current clearing arrangements and to establish new arrangements known as “NYSE Liffe Clearing”, whereby NYSE Liffe assumed full responsibility for clearing activities for the U.K. derivatives market. To achieve this, NYSE Liffe became a self-clearing Recognised Investment Exchange and outsourced the existing clearing guarantee arrangements and related risk functions to LCH.Clearnet.

In connection with this arrangement, NYSE Euronext agreed to make a one-time €260 million ($355 million) payment to compensate LCH.Clearnet for economic losses arising as a result of the early termination of its current clearing arrangements with LCH.Clearnet (the “NYSE Liffe Clearing Payment”).

On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. Following such approval, NYSE Euronext recorded a $355 million expense which was classified as “Merger expenses and exit costs” in our condensed consolidated statement of operations for the three and six months ended June 30, 2009.

On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Liffe made the $355 million payment to LCH.Clearnet. This payment is tax deductible.

As of June 30, 2009, NYSE Euronext retained a 5% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Note 4—Segment Reporting

NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income from continuing operations.

U.S. Operations consist of the following in NYSE Euronext’s U.S. markets:

•	providing access to trade execution in cash equities, options and futures;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing regulatory services for cash equities and options;

•	operating connectivity networks for our markets and for other major market centers and market participants in the United States; and

•	providing trading and information technology solutions.

European Operations consist of the following in NYSE Euronext’s European markets:

•	providing access to trade execution in cash equities, derivatives products, bonds and repos;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing settlement of transactions and the safe-custody of physical securities in certain European markets;

•	operating connectivity networks for our markets and for other major market centers and market participants in Europe; and

•	providing trading and information technology solutions.

Summarized financial data of our reportable segments is as follows (in millions):

Three months ended June 30,	U.S. Operations	European Operations		Corporate Items and Eliminations	Consolidated
2009
Revenues	$906	$352		$(7)	$1,251
Operating income (loss) from continuing operations	50	(272	)*	(6)	(228)
2008
Revenues	$637	$431		$—	$1,068
Operating income (loss) from continuing operations	104	187		(11)	280

Six months ended June 30,	U.S. Operations	European Operations		Corporate Items and Eliminations	Consolidated
2009
Revenues	$1,713	$700		$(20)	$2,393
Operating income (loss) from continuing operations	90	(148	)*	(11)	(69)
2008
Revenues	$1,372	$908		$—	$2,280
Operating income (loss) from continuing operations	208	436		(27)	617

*	Includes the $355 million impact of the LCH.Clearnet contract termination / NYSE Liffe Clearing Payment. See Note 3.

Management continues to assess its segment reporting structure and may, if and when appropriate, decide to revise its segment reporting upon completion of certain integration milestones or reorganization of its businesses.

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

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade, which were formerly included in European Operations, are summarized as follows (in millions):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenues	$85	$166

Income from GL Trade operations before income tax provision	9	19
Income tax provision	(4)	(8)

Income from GL Trade operations	5	11
Noncontrolling interest	(4)	(9)

Income from discontinued operations	$1	$2

Note 6—Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income
Continuing operations	$(179)	$195	$(73)	$428
Discontinued operations	—	1	—	2
Net (loss) income attributable to noncontrolling interest	(3)	(1)	(5)	(4)

Net (loss) income attributable to NYSE Euronext	$(182)	$195	$(78)	$426
Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	260	266	260	266
Dilutive effect of: Employee stock options and restricted stock units	—	—	—	—
Weighted average shares used in diluted computation	260	266	260	266
Basic (loss) earnings per share:
Continuing operations	$(0.70)	$0.73	$(0.30)	$1.59
Discontinued operations	—	—	—	0.01
Basic (loss) earnings per share attributable to NYSE Euronext	$(0.70)	$0.73	$0.30)	$1.60
Diluted (loss) earnings per share:
Continuing operations	$(0.70)	$0.73	$(0.30)	$1.59
Discontinued operations	—	—	—	0.01
Diluted (loss) earnings per share attributable to NYSE Euronext	$(0.70)	$0.73	$(0.30)	$1.60
Dividend per common share	$0.30	$0.30	$0.60	$0.55

As of June 30, 2009 and 2008, 4.1 million and 3.0 million restricted stock units, respectively, and options to purchase 0.7 million and 0.9 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2009, diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of stock options and restricted stock units would have been anti-dilutive due to the loss position. For the three and six months ended June 30, 2008, 0.5 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 7—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended June 30,	2009	2008	2009	2008	2009	2008
Service cost	$1	$1	$—	$—	$1	$1
Interest cost	12	11	1	1	3	3
Expected return on assets	(15)	(16)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	—	(1)
Curtailment loss (gain)	1	—	—	1	(9)	7

Net periodic (benefit) cost	$(1)	$(4)	$1	$2	$(5)	$10

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Six months ended June 30,	2009	2008	2009	2008	2009	2008
Service cost	$2	$2	$—	$—	$2	$2
Interest cost	24	22	2	2	6	6
Expected return on assets	(30)	(32)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	—	(2)
Curtailment loss (gain)	1	—	—	1	(9)	7

Net periodic (benefit) cost	$(3)	$(8)	$2	$3	$(1)	$13

During the three and six months ended June 30, 2009, NYSE Euronext did not make any material contributions to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $5 million to its European Operations pension plans and zero to its U.S. Operations pension plans for the remainder of fiscal 2009.

Curtailment to the Plans

For the three and six months ended June 30, 2009, NYSE Euronext recorded a $10 million curtailment gain associated with changes to its U.S. retiree medical plan, $1 million curtailment loss associated with the launch of 2009 VRIP in the U.S., and $1 million curtailment gain in Europe. For the three and six months ended June 30, 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the 2008 VRIP, on its U.S. benefit plans.

Note 8—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	U.S. Operations	European Operations	Total
Balance as of January 1, 2009	$947	$3,038	$3,985
Purchase accounting adjustments/acquisitions	(30)	18	(12)
Currency translation and other	—	205	205

Balance as of June 30, 2009	$917	$3,261	$4,178

The following table presents the details of the intangible assets by reportable segments as of June 30, 2009 and December 31, 2008 (in millions):

	U.S. Operations			European Operations
	Gross carrying value	Accumulated depreciation	Useful Life (in years)	Gross carrying value	Accumulated depreciation	Useful Life (in years)
Balance as of June 30, 2009
National securities exchange registrations	$620	$—	Indefinite	$4,611	$—	Indefinite
Customer relationships	96	(13)	10 to 20	756	(87)	7 to 20
Trade names and other	56	(9)	20	140	(17)	2 to 20

Other intangibles	$772	$(22)		$5,507	$(104)

	U.S. Operations			European Operations
	Gross carrying value	Accumulated depreciation	Useful Life (in years)	Gross carrying value	Accumulated depreciation	Useful Life (in years)
Balance as of December 31, 2008
National securities exchange registrations	$583	$—	Indefinite	$4,379	$—	Indefinite
Customer relationships	98	(9)	10 to 20	708	(62)	7 to 20
Trade names and other	55	(7)	20	168	(47)	2 to 20

Other intangibles	$736	$(16)		$5,255	$(109)

For the three and six months ended June 30, 2009, amortization expense for the intangible assets was approximately $14 million and $28 million, respectively. For the three and six months ended June 30, 2008, amortization expense for the intangible assets was approximately $19 million and $37 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of June 30, 2009 was as follows (in millions):

Year ending December 31,
Remainder of 2009 (from July 1st through December 31st)	$30
2010	58
2011	58
2012	58
2013	58
Thereafter	660

Total	$922

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in millions):

	Assets & liabilities measured at fair value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investments	$94	$19	$15	$128
Other assets	60	—	—	60
Liabilities
Derivatives	—	—	—	—

	Assets & liabilities measured at fair value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$157	$113	$14	$284
Other assets	26	—	—	26
Liabilities
Derivatives	—	1	—	1

The difference between the total financial assets and liabilities as of June 30, 2009 and December 31, 2008 presented in the tables above and the related amounts in the condensed consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. As of June 30, 2009 and December 31, 2008, NYSE Euronext had $15 million and $14 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. As of June 30, 2009, the weighted average price of these auction rate securities was 88 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $1 million unrealized gain on these securities.

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

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of June 30, 2009 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
		Asset (1)	Liability (2)
Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swaps	$—	$—	$—
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign exchange contracts	139	—	—

Total derivatives	$139	$—	$—

(1)	included in “Financial investments” in the condensed consolidated statement of financial condition; the ending balance is insignificant for the period.

(2)	included in “Short term debt” in the condensed consolidated statement of financial condition; the ending balance is insignificant for the period.

Pre-tax gains and losses on derivative instruments affecting the condensed consolidated statement of operations for the three and six months ended June 30, 2009 were as follows (in millions):

Derivatives in SFAS No. 133 fair value hedging relationship	Gain/(loss) recognized in income on derivatives		Hedged items in SFAS No. 133 hedging relationship	Gain/(loss) recognized in income on hedged items
	Three months ended	Six months ended		Three months ended	Six months ended
	June 30, 2009			June 30, 2009
Interest rate swaps	$(2)	$(4)	Fixed-rate debt	$2	$4

Derivatives not designated as hedging instrument under SFAS No. 133	Gain/(loss) recognized in income
	Three months ended	Six months ended
June 30, 2009
Foreign exchange contracts	$2	$2

In order to hedge its interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps. For the six months ended June 30, 2009, the only significant interest rate hedge was a fixed-to-floating rate swap that matured on June 16, 2009 and hedged the £250 million ($412 million) fixed rate sterling bond repaid on June 16, 2009. The interest rate swap hedged the changes in the bond fair value due to the changes in Libor rates. Changes in the fair value of the swap were recognized in “Interest expense” in the condensed consolidated statement of operations and were substantially offset by the changes in fair value of the hedged bond due to fluctuations in Libor rates. For the six months ended June 30, 2009, the fair value of the interest rate swap decreased by £2.7 million ($4.0 million), offsetting the £2.9 million ($4.3 million) adjustment of the hedged bond for the fair value fluctuations in Libor rates.

For the six months ended June 30, 2009, NYSE Euronext also entered into euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts with tenors less than 3 months in order to hedge various financial positions. These swaps were not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. At June 30, 2009, NYSE Euronext had a £20 million ($33 million) sterling/U.S. dollar foreign exchange swap outstanding with a negative fair value of $0.1 million and a €75 million ($106 million) euro/U.S. dollar forward contract outstanding with a positive fair value of $0.1 million. These instruments matured in July 2009. For the six months ended June 30, 2009, the cumulative net gain recognized under foreign exchange contracts in “Other income” in the condensed consolidated statement of operations amounted to $2.1 million.

For the six months ended June 30, 2009, NYSE Euronext had no derivative instruments in SFAS No. 133 cash flow hedging relationships and net investment hedging relationships.

Note 11—Commitments and Contingencies

For the six months ended June 30, 2009, NYSE Euronext incorporates herein by reference the discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 11, 2009, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2008, and no other matters were reportable during the period.

In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Note 12—Income taxes

For the three and six months ended June 30, 2009 and 2008, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of our businesses. Excluding the impact of discrete items, which are primarily related to certain tax credits and positive impact of prior tax positions, the applicable tax rate was 29% and 35% for the three and six months ended June 30, 2009, respectively.

Note 13—Related Party Transactions

AEMS

On August 5, 2008, NYSE Euronext acquired the remaining interest in AEMS previously owned by Atos Origin. Prior to the acquisition, NYSE Euronext owned 50% of AEMS and had entered into mutual service agreements. See Note 2.

FINRA

As part of the July 30, 2007 asset purchase agreement with FINRA, FINRA and NYSE Group have entered into service agreements with FINRA and its affiliates. Based on these service agreements and pre-existing arrangements with NYSE Amex, FINRA provides certain regulatory services to NYSE Group and its affiliates.

LCH.Clearnet Contract Termination/ NYSE Liffe Clearing

See Note 3 for a discussion of NYSE Liffe Clearing.

Qatar

See Note 2 for a discussion of the Shareholders’ Agreement.

The following presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
AEMS	$—	$(42)	$—	$(81)
FINRA	4	5	9	11
LCH.Clearnet	(355)	1	(354)	3
Qatar	1	—	1	—

BlueNext

BlueNext is the European carbon exchange business launched by NYSE Euronext in 2008. BlueNext is established in France and is 60% owned by NYSE Euronext and 40% owned by Caisse des Dépots et Consignation (“CDC”). NYSE Euronext consolidates the results of operations and the financial condition of BlueNext. In the regular course of business, BlueNext pays recoverable Value Added Tax (“VAT”) to certain customers on a daily basis and recovers such VAT from the French Tax Authorities on a one-month lag. CDC provides BlueNext with an overdraft to fund the VAT receivable. Under this arrangement, BlueNext had $52 million and $249 million overdraft balances outstanding with CDC as of June 30, 2009 and December 31, 2008, respectively. Effective in July 2009, the carbon traded on the BlueNext exchange will be exempt from VAT.

Note 14—Other Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

Income/(expenses)	Three months ended June 30,
	2009			2008
	NYSE Euronext	Noncontrolling interest	Total	NYSE Euronext	Noncontrolling interest	Total
Net (loss) income	$(182)	$3	$(179)	$195	$1	$196
Change in market value adjustments of available-for-sale securities	22	—	22	(3)	—	(3)
Employee benefit plan adjustments	—	—	—	(6)	—	(6)
Foreign currency translation adjustments	644	2	646	11	(1)	10

Total comprehensive (loss) income	$484	$5	$489	$197	$—	$197

Income/(expenses)	Six months ended June 30,
	2009			2008
	NYSE Euronext	Noncontrolling Interest	Total	NYSE Euronext	Noncontrolling Interest	Total
Net (loss) income	$(78)	$5	$(73)	$426	$4	$430
Change in market value adjustments of available-for-sale securities	30	—	30	(51)	—	(51)
Employee benefit plan adjustments	(13)	—	(13)	(7)	—	(7)
Foreign currency translation adjustments	405	1	406	411	5	416

Total comprehensive (loss) income	$344	$6	$350	$779	$9	$788

Foreign currency translation adjustments is the only item in other comprehensive income impacted by the noncontrolling interest. Our equity components attributable to noncontrolling interest did not change materially from December 31, 2008 to June 30, 2009.

Our employee benefit plan adjustments for the six months ended June 30, 2009 include a $9.5 million amount relating to an under-accrual of our pension plan liabilities as of December 31, 2008. This entry had no impact to our net income and was not material to the other comprehensive loss or accrued employee benefit liabilities in our consolidated financial statements in any prior year reporting period.

Note 15—Subsequent Events

As of June 30, 2009, NYSE Euronext adopted SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. NYSE Euronext has evaluated subsequent events through August 7, 2009, which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and, in Part I, Item 1A. of our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, “Risk Factors.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

U.S. Operations consist of the following in NYSE Euronext’s U.S. markets:

•	providing access to trade execution in cash equities, options and futures;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing regulatory services for cash equities and options;

•	operating connectivity networks for our markets and for other major market centers and market participants in the United States; and

•	providing trading and information technology solutions.

European Operations consist of the following in NYSE Euronext’s European markets:

•	providing access to trade execution in cash equities, derivatives products, bonds and repos;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing settlement of transactions and the safe-custody of physical securities in certain European markets.

•	operating connectivity networks for our markets and for other major market centers and market participants in Europe; and

•	providing trading and information technology solutions.

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

During 2008 and the first half of 2009, there was turmoil in the economy and upheaval in the credit markets. Equity market indices have experienced volatility throughout this period and the market may remain volatile throughout 2009. Continuing volatility and uncertainty regarding the capital markets have dampened economic activity and have resulted in a decline in volumes and in new listings in some of our markets as well as a deterioration of the economic welfare of our listed companies, which could adversely affect the level of delistings. These factors have adversely affected our revenues and operating income from continuing operations and may negatively impact future growth.

These disruptions and developments have resulted in a range of actions by the U.S. and foreign governments to attempt to bring liquidity and order to the financial markets and to prevent a prolonged recession in the world economy. Securities and banking regulators have also been active in proposing and establishing rules and regulations to respond to this crisis. Some of these actions have resulted in restrictions on certain types of securities transactions. Some of the proposed rules and regulations may not be adopted, and we cannot predict whether the government efforts which are implemented will be successful. Additionally, those that are implemented may result in increased costs and require significant resources.

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

We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment and recession concerns, as well as the general state of the world economy. During these times of economic turmoil, we continue to focus on our strategy to broaden and diversify our revenue streams, as well as our company-wide expense reduction initiatives.

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

Cash Trading

In our U.S. Operations, we charge transaction fees for executing trades in NYSE-listed equities on the NYSE, NYSE Arca, and NYSE Amex, as well as on orders that are routed to other market centers for execution. Changes to the pricing structure throughout 2008 and 2009 allowed further alignment of transaction revenue with executed volume.

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

Listing fees for Euronext subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing shares in IPOs and tender offers. Revenues from annual listing fees relate to the number of shares outstanding and the market capitalization of the listed company.

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

Market Data

In our U.S. Operations, we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed securities are disseminated through “Tape A,” which constitutes the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape B” and “Tape C”, which represents data related to trading of certain securities that are listed on NYSE Arca, NYSE Amex, other regional exchanges and Nasdaq, respectively. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

NYSE Euronext offers NYSE Realtime Reference Prices, which allows internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com display NYSE Realtime stock prices on their respective websites.

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

Software and Technology Services

We generate revenues by operating connectivity networks for our markets and for other major market centers and market participants in the United States and Europe, Customers pay to gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider. SFTI revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI data centers, and customers typically sign multi-year contracts. Co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from providing trading and information technology solutions, such as sales of our enterprise software platform, which provides low-latency messaging and trade lifecycle management. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert strategic consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues—Activity Assessment” above.

Liquidity Payments

To attract order flow, enhance liquidity and promote use of our markets, we offer our customers a variety of liquidity payment structures, tailored to specific market, product and customer characteristics. We charge a “per share” or “per contract” execution fee to the market participant who takes the liquidity on certain of our trading platforms and, in turn, we pay, on certain of our markets, a portion of this “per share” or “per contract” execution fee to the market participant who provides the liquidity.

Routing and Clearing

We incur routing charges in the U.S. when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing and clearing. Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, and service fees paid per trade to exchanges for trade execution.

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

Regulatory Fine Income

Regulatory fine income, which we include in our operating income, is generated from fines levied by NYSE Regulation, which regulates and monitors trading on our U.S. securities exchanges. The frequency with which fines may be levied and their amount will vary based upon the actions of participants on our U.S. securities exchanges. Regulatory fine income is required to be used for regulatory purposes.

Results of Operations

The results of operations of NYSE Euronext include the results of operations of Wombat, AEMS and NYSE Amex since their respective dates of acquisition (March 7, 2008, August 5, 2008 and October 1, 2008, respectively). The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

Three Months Ended June 30, 2009 Versus Three Months Ended June 30, 2008

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008, as well as the percentage increase or decrease for each consolidated statement of operations item for the three months ended June 30, 2009, as compared to such item for the three months ended June 30, 2008.

	Three months ended June 30,		Percent Increase (Decrease)
(Dollars in Millions)	2009	2008
Revenues
Activity assessment	$126	$41	207%
Cash trading	615	511	20%
Derivatives trading	207	230	(10)%
Listing	101	98	3%
Market data	101	105	(4)%
Other revenues	101	83	22%

Total revenues	1,251	1,068	17%
Section 31 fees	(126)	(41)	207%
Liquidity payments	(447)	(255)	75%
Routing and clearing	(67)	(65)	3%
Other operating expenses	(840)	(427)	97%
Regulatory fine income	1	—	100%

Operating (loss) income from continuing operations	(228)	280	(181)%
Interest expense	(31)	(40)	(23)%
Interest and investment income	4	17	(76)%
Other income	4	12	(67)%

(Loss) income from continuing operations before income tax benefit (provision)	(251)	269	(193)%
Income tax benefit (provision)	72	(74)	(197)%

(Loss) income from continuing operations	(179)	195	(192)%
Income from discontinued operations, net of tax	—	1	(100)%

Net (loss) income	(179)	196	(191)%
Net income attributable to noncontrolling interest	(3)	(1)	200%

Net (loss) income attributable to NYSE Euronext	$(182)	$195	(193)%

Highlights

For the three months ended June 30, 2009, NYSE Euronext reported revenues (excluding activity assessment fees), operating loss from continuing operations and net loss attributable to NYSE Euronext of $1,125 million, $(228) million and $(182) million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $1,027 million, $280 million and $195 million, respectively, for the three months ended June 30, 2008.

The $98 million increase in revenues (excluding activity assessment fees), $(508) million decrease in operating income from continuing operations and $(377) million decrease in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Increased revenues – Revenues increased primarily due to an increase in trading volumes and pricing on U.S. cash markets, as well as an increase in volume in our European markets, partially offset by (i) the decrease of our revenue capture per trade in Europe following certain pricing changes, and (ii) the unfavorable effect of foreign currency translation.

Decreased operating income from continuing operations – The period-over-period decrease in operating income from continuing operations of $(508) million was primarily due to (i) increased merger and exit costs resulting from the NYSE Liffe Clearing Payment (approximately $355 million) and additional severance charges and other exit costs incurred as part of our restructuring efforts (approximately $49 million), (ii) additional liquidity payments, routing and clearing expenses on higher trading volumes and pricing changes (approximately $194 million), and (iii) additional costs associated with acquired businesses, new initiatives and duplicative data center costs (approximately $52 million), partially offset by (i) increased revenues (approximately $98 million) and (ii) reduced operating expenses as a result of cost containment initiatives (approximately $50 million).

Decreased net income attributable to NYSE Euronext – The period-over-period decrease in net income attributable to NYSE Euronext of $(377) million was mainly due to decreased operating income from continuing operations.

Consolidated and Segment Results

NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Three Months Ended
	June 30, 2009				June 30, 3008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate Items	Total	U.S. Operations	European Operations	Corporate Items	Total
Activity assessment	$126	$—	$—	$126	$41	$—	$—	$41
Cash trading	528	85	2	615	356	155	—	511
Derivatives trading	46	161	—	207	31	199	—	230
Listing	91	10	—	101	90	8	—	98
Market data	54	47	—	101	50	55	—	105
Other	61	49	(9)	101	69	14	—	83

Total revenues	$906	$352	$(7)	$1,251	$637	$431	$—	$1,068

Activity Assessment. Activity assessment fees are collected from member organizations executing trades on U.S. markets. The increase in activity assessment fees was mainly due to an increase in the related SEC rate compared to the same period a year ago.

Cash trading. For the three months ended June 30, 2009, U.S. Operations contributed $528 million to NYSE Euronext’s cash trading revenues, a $172 million increase as compared to three months ended June 30, 2008. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and price changes on the NYSE and NYSE Arca trading platforms. European Operations contributed $85 million in cash trading revenues, a $(70) million decrease as compared to the three months ended June 30, 2008. The primary drivers for this decrease were (i) lower revenue capture per trade following the implementation of Pack Epsilon and other pricing changes (approximately $58 million), and (ii) the unfavorable effect of foreign currency (approximately $12 million) as a result of the strengthening of the U.S. dollar versus the Euro as compared to the same period a year ago.

Derivatives trading. Derivatives trading revenues decreased by $(23) million to $207 million, primarily due to the unfavorable effect of foreign currency translation (approximately $39 million) as a result of the weakening of the pound sterling versus the U.S. dollar as compared to the same period a year ago, partially offset by the inclusion of the results of NYSE Amex for the three months ended June 30, 2009, with no comparison in the prior period, coupled with an increase in trading volume in our European equity and equity index products (approximately $16 million).

Listing and Market Data. For the three months ended June 30, 2009, listing fees and market data revenues remained relatively unchanged from the comparable period a year ago.

Other. For the three months ended June 30, 2009, other revenues increased $18 million to $101 million. Other revenues from European Operations increased primarily due to (i) the inclusion in the current period of software and technologies revenues as a result of the AEMS acquisition in August 2008 and (ii) increased volumes on Bluenext, partially offset by the unfavorable impact of foreign currency translation.

Expenses

	Three Months Ended
	June 30, 2009				June 30, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(126)	$—	$—	$(126)	$(41)	$—	$—	$(41)
Liquidity payments	(409)	(37)	(1)	(447)	(216)	(39)	—	(255)
Routing and clearing	(67)	—	—	(67)	(65)	—	—	(65)
Other operating expenses	(255)	(587)	2	(840)	(211)	(205)	(11)	(427)
Regulatory fine income	1	—	—	1	—	—	—	—

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges and remits these amounts semi-annually to the SEC. The increase in Section 31 fees for the three months ended June 30, 2009 was due to an increase in the SEC rate as compared to the same period a year ago.

Liquidity Payments

For the three months ended June 30, 2009, liquidity payments were $447 million, an increase of $192 million compared to the three months ended June 30, 2008. This increase mainly reflects an increase in handled trading volume on NYSE Arca platforms and the impact of changes in our pricing structure (approximately $202 million), partially offset by the favorable effect of currency translation (approximately $10 million).

Routing and Clearing

For the three months ended June 30, 2009, routing and clearing fees remained relatively unchanged from the comparable period a year ago.

Other Operating Expenses

For the three months ended June 30, 2009, other operating expenses were $840 million, an increase of $413 million compared to the same period a year ago. The increase was primarily due to (i) increased merger and exit costs resulting from the NYSE Liffe Clearing Payment (approximately $355 million) and additional severance charges and other exit costs incurred as part of our restructuring efforts (approximately $49 million), and (ii) the inclusion of operating expenses from recently acquired businesses (including Wombat, AEMS and NYSE Amex) and other strategic initiatives for the full period (approximately $52 million), partially offset by (i) the favorable effect of foreign currency translation (approximately $30 million) and (ii) reduced operating expenses as a result of cost containment initiatives (approximately $50 million).

Regulatory Fine Income

Regulatory fine income will continue to decrease in future periods as the result of the creation of FINRA.

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million ($1,405 million) of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”)

Investment Income

The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $13 million decrease in investment income.

Other Income

For the three months ended June 30, 2009, other income was $4 million, a decrease of $8 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the three months ended June 30, 2009 and 2008, NYSE Euronext recorded noncontrolling interest of $3 million and $1 million, respectively.

Income Taxes

For the three months ended June 30, 2009 and 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 29% and 28%, respectively. For the three months ended June 30, 2009, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of its businesses.

Six Months Ended June 30, 2009 Versus Six Months Ended June 30, 2008

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the six months ended June 30, 2009 and 2008, as well as the percentage increase or decrease for each consolidated statement of operations item for the six months ended June 30, 2009, as compared to such item for the six months ended June 30, 2008.

	Six months ended June 30,		Percent Increase (Decrease)
(Dollars in Millions)	2009	2008
Revenues
Activity assessment	$156	$143	9%
Cash trading	1,235	1,074	15%
Derivatives trading	394	500	(21)%
Listing	200	196	2%
Market data	203	209	(3)%
Other revenues	205	158	30%

Total revenues	2,393	2,280	5%
Section 31 fees	(156)	(143)	9%
Liquidity payments	(879)	(528)	66%
Routing and clearing	(143)	(135)	6%
Other operating expenses	(1,285)	(859)	50%
Regulatory fine income	1	2	(50)%

Operating (loss) income from continuing operations	(69)	617	(111)%
Interest expense	(62)	(72)	(14)%
Interest and investment income	9	31	(71)%
Other income	9	24	(63)%

(Loss) income from continuing operations before income tax benefit (provision)	(113)	600	(119)%
Income tax benefit (provision)	40	(172)	(123)%

(Loss) income from continuing operations	(73)	428	(117)%
Income from discontinued operations, net of tax	—	2	(100)%

Net (loss) income	(73)	430	(117)%
Net income attributable to noncontrolling interest	(5)	(4)	25%

Net (loss) income attributable to NYSE Euronext	$(78)	$426	(118)%

Highlights

For the six months ended June 30, 2009, NYSE Euronext reported revenues (excluding activity assessment fees), operating loss from continuing operations and net loss attributable to NYSE Euronext of $2,237 million, $(69) million and $(78) million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $2,137 million, $617 million and $426 million, respectively, for the six months ended June 30, 2008.

The $100 million increase in revenues (excluding activity assessment fees), $(686) million decrease in operating income from continuing operations and $(504) million decrease in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Increased revenues – Revenues increased primarily due to an increase in trading volumes and pricing on U.S. cash markets, partially offset by (i) the impact of lower European cash and derivatives volumes as well as lower revenue capture per trade, (ii) the unfavorable effect of foreign currency translation and (iii) increased liquidity payments and routing and clearing expenses as a result of the higher trading volumes and changes to the U.S. cash pricing model.

Decreased operating income from continuing operations – The period-over-period decrease in operating income from continuing operations of $(686) million was primarily due to (i) increased merger and exit costs resulting from the NYSE Liffe Clearing Payment (approximately $355 million) and additional severance charges and other exit costs incurred as part of our restructuring efforts (approximately $55 million), (ii) additional liquidity payments, routing and clearing expenses on higher trading volumes and pricing changes (approximately $359 million), and (iii) additional costs associated with acquired businesses, new initiatives and duplicate data center costs (approximately $133 million), partially offset by (i) increased revenues (approximately $100 million) and (ii) reduced operating expenses as a result of cost containment initiatives (approximately $89 million).

Decreased net income attributable to NYSE Euronext – The period-over-period decrease in net income attributable to NYSE Euronext of $(504) million was due to decreased operating income from continuing operations and the reduction of our effective tax rate in connection with tax credits and the positive impact of prior tax positions received during the period.

Consolidated and Segment Results

Revenues

	Six Months Ended
	June 30, 2009				June 30, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate Items	Total	U.S. Operations	European Operations	Corporate Items	Total
Activity assessment	$156	$—	$—	$156	$143	$—	$—	$143
Cash trading	1,048	187	—	1,235	749	325	—	1,074
Derivatives trading	90	304	—	394	69	431	—	500
Listing	182	18	—	200	179	17	—	196
Market data	111	92	—	203	104	105	—	209
Other	126	99	(20)	205	128	30	—	158

Total revenues	$1,713	$700	$(20)	$2,393	$1,372	$908	$—	$2,280

Activity Assessment. Activity assessment fees are collected from member organizations executing trades on U.S. markets. The increase in activity assessment fees was mainly due to an increase in the related SEC rate compared to the same period a year ago.

Cash trading. For the six months ended June 30, 2009, U.S. Operations contributed $1,048 million to NYSE Euronext’s cash trading revenues, a $299 million increase as compared to six months ended June 30, 2008. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and price changes on the NYSE and NYSE Arca trading platforms (approximately $307 million). European Operations contributed $187 million in cash trading revenues, a $138 million decrease as compared to the six months ended June 30, 2008. The primary drivers for this decrease were (i) lower revenue capture per trade following the implementation of Pack Epsilon and other pricing changes coupled with lower trading volumes (approximately $114 million), as well as (ii) the unfavorable effect of foreign currency (approximately $27 million) as a result of the strengthening of the U.S. dollar versus the Euro as compared to the same period a year ago.

Derivatives trading. Derivatives trading revenues decreased by $106 million to $394 million, primarily due to reduced European trading volumes (approximately $41 million) and the unfavorable effect of foreign currency translation (approximately $87 million) as a result of the weakening of the pound sterling versus the U.S. dollar as compared to the same period a year ago, partially offset by the inclusion of the results of NYSE Amex for the six months ended June 30, 2009, with no comparison in the prior period.

Listing and Market Data. For the six months ended June 30, 2009, listing fees and market data revenues remained relatively unchanged from the comparable period a year ago.

Other. For the six months ended June 30, 2009, other revenues increased $47 million to $205 million. Other revenue from European Operations increased primarily due to (i) the inclusion in the current period of software and technologies revenues as a result of the AEMS acquisition in August 2008 and (ii) increased volumes on Bluenext, partially offset by the unfavorable impact of foreign currency translation.

Expenses

	Six Months Ended
	June 30, 2009				June 30, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(156)	$—	$—	$(156)	$(143)	$—	$—	$(143)
Liquidity payments	(812)	(68)	1	(879)	(442)	(86)	—	(528)
Routing and clearing	(143)	—	—	(143)	(135)	—	—	(135)
Other operating expenses	(513)	(780)	8	(1,285)	(446)	(386)	(27)	(859)
Regulatory fine income	1	—	—	1	2	—	—	2

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges and remits these amounts semiannually to the SEC. The increase in Section 31 fees for the six months ended June 30, 2009 was due to an increase in the SEC rate as compared to the same period a year ago.

Liquidity Payments

For the six months ended June 30, 2009, liquidity payments were $879 million, an increase of $351 million compared to the six months ended June 30, 2008. This increase reflects an increase in handled trading volume on NYSE Arca platforms and the impact of changes in our U.S pricing structure (approximately $371 million), partially offset by a decrease in trading volume on our European derivatives platform and favorable effect of currency translation.

Routing and Clearing

For the six months ended June 30, 2009, routing and clearing fees remained relatively unchanged from the comparable period a year ago.

Other Operating Expenses

For the six months ended June 30, 2009, other operating expenses were $1,285 million, an increase of $426 million compared to the same period a year ago. The increase was primarily due to (i) increased merger and exit costs resulting from the NYSE Liffe Clearing Payment (approximately $355 million) and additional severance charges and other exit costs incurred as part of our restructuring efforts (approximately $55 million), (ii) the inclusion of operating expenses from recently acquired businesses (including Wombat, AEMS and NYSE Amex) and other strategic initiatives for the full period (approximately $133 million), partially offset by (i) the favorable effect of foreign currency translation (approximately $64 million) and (ii) reduced operating expenses as a result of cost containment initiatives (approximately $89 million).

Regulatory Fine Income

Regulatory fine income will continue to decrease in future periods as the result of the creation of FINRA.

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million ($1,405 million) of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”)

Investment Income

The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $22 million decrease in investment income.

Other Income

For the six months ended June 30, 2009, other income was $9 million, a decrease of $15 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the three months ended June 30, 2009 and 2008, NYSE Euronext recorded noncontrolling interest of $5 million and $4 million, respectively.

Income Taxes

For the six months ended June 30, 2009 and 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 35% and 29%, respectively. For the six months ended June 30, 2009, NYSE Euronext’s income tax benefit was recorded at a higher estimated tax rate than the income tax provision booked in the prior period primarily due to $8 million of favorable discrete items recorded during the first quarter of 2009.

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

Cash flows from operating activities

For the six months ended June 30, 2009, net cash provided by continuing operating activities was $366 million, representing net loss of $73 million, depreciation and amortization of $156 million, and $300 net positive working capital changes. Capital expenditures for the six months ended June 30, 2009 were $212 million.

Net financial indebtedness

As of June 30, 2009, NYSE Euronext had approximately $2.5 billion in debt outstanding and $0.6 billion of cash, cash equivalents and financial investments, resulting in $1.9 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	June 30, 2009	December 31, 2008
Cash and cash equivalents	$507	$777
Financial investments	128	236

Cash, cash equivalents and financial investments	635	1,013
Short term debt	410	1,101
Long term debt	2,137	1,787

Total debt	2,547	2,888
Net indebtedness	$1,912	$1,875

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

As of June 30, 2009, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of June 30, 2009	Maturity
Commercial paper issued under the global commercial paper program	$410	July 10, 2009 to August 28, 2009
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000($1,405)	June 30, 2015

The £250 million ($412 million) fixed rate bonds issued in 2004 to refinance the acquisition of LIFFE by Euronext was repaid at maturity on June 16, 2009.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of June 30, 2009, NYSE Euronext had $0.4 billion of debt outstanding at an average interest rate of 0.7% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $500 million 364-day syndicated revolving bank facility maturing on March 31, 2010. These bank facilities are also available for general corporate purposes and were not drawn upon as of June 30, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($422 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of June 30, 2009, NYSE Euronext had three committed bank credit facilities totaling $2.7 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In the second quarter of 2008, NYSE Euronext issued $750 million of 4.8% notes due in June 2013 and €750 million of 5.375% notes due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. On April 22, 2009, NYSE Euronext increased the €750 million 5.375% notes due in June 2015 to €1 billion as a result of an incremental offering of €250 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

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

In addition, NYSE Euronext licenses software and provides software services which are accounted for in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, which involves significant judgment.

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

SFAS No. 165, “Subsequent Events” (SFAS No. 165), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles as those that currently exist in the auditing standards Section 560. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.

NYSE Euronext adopted SFAS No. 141(R), SFAS No. 160 and SFAS No. 161 on January 1, 2009, as well as SFAS No. 165 on June 15, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

General

As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk and credit risk. NYSE Euronext has implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent necessary and permitted by local regulation, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analysis to determine the effects that market risk exposures may have on its financial condition and results of operations.

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of June 30, 2009:

Dollars (in Millions)	Financial assets	Financial liabilities	Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$192	$167	$25	$(0.3)
Euro	80	244	(164)	(1.6)
Sterling	290	—	290	(2.9)
Fixed rate positions in
Dollar	1	749	(748)	(27.9)
Euro	—	1,388	(1,388)	(69.9)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At June 30, 2009, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $748 million and $1,388 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $27.9 million and $69.9 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on June 30, 2009 positions, a hypothetical 1% decrease in U.S. dollar and sterling rates would negatively impact annual income by $0.3 million and $2.9 million, respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decreases. Based on June 30, 2009 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by $1.6 million.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the six months ended June 30, 2009 is presented by primary foreign currency in the following table (in millions):

	Six months ended June 30, 2009
	Euro	Sterling
Average rate in the period	$1.3349	$1.4942
Average rate in the same period one year before	$1.5311	$1.9753
Foreign denominated percentage of
Revenues	18%	10%
Operating expenses (1)	15%	7%
Operating income (1)	41%	32%
Impact of the currency fluctuations (2) on
Revenues	$(64.5)	$(91.8)
Operating expenses (1)	(47.2)	(57.2)
Operating income (1)	(17.3)	(34.6)

(1)	Excludes the NYSE Liffe Clearing Payment of €260 million ($355 million).

(2)	Represents the impact of currency fluctuation for the six months ended June 30, 2009 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	June 30, 2009
	Position in euros	Position in sterling
Assets	€4,187	£2,768
of which goodwill	1,062	1,074
Liabilities	2,395	620
of which borrowings	1,159	—

Net currency position before hedging activities	€1,792	£2,148
Impact of hedging activities	—	20

Net currency position	€1,792	£2,168

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(252)	$(357)

At June 30, 2009, NYSE Euronext was exposed to net exposures in euro and sterling of €1.8 billion ($2.5 billion) and £2.2 billion ($3.6 billion), respectively. NYSE Euronext’s borrowings in euro of €1.2 billion ($1.6 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of June 30, 2009, NYSE Euronext also had a £20 million ($33 million) sterling/dollar foreign exchange swap outstanding. This swap matured in July 2009. As of June 30, 2009, the fair value of this swap was negative $0.1 million.

Based on June 30, 2009 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $252 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $357 million. For the six months ended June 30, 2009, currency exchange rate differences had a positive impact of $405 million on NYSE Euronext’s consolidated equity.

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

During the first half of 2009, there was a change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During our most recent fiscal quarter, we continued the migration of our European locations to the accounting system used by our U.S. locations. We anticipate completing the migration by December 31, 2009, at which point we expect to operate on a single global system. This initiative will further strengthen the overall design and operating effectiveness of our internal control over financial reporting. This initiative is not in response to any identified deficiency or weakness in our internal control over financial reporting. We believe this change will favorably impact our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the six months ended June 30, 2009, NYSE Euronext incorporates herein by reference the discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 11, 2009, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2008, and no other matters were reportable during the period.

In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A.	Risk Factors

Other than the matters discussed below, for the three months ended June 30, 2009, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008 and Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which disclosures are incorporated herein by reference. No other matters were reportable during this period.

Broad market trends and other factors beyond our control could significantly reduce demand for our services and harm our business, financial condition and operating results.

Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. Our financial condition and operating results are also dependent upon the success of our commercial technology business, which, in turn, is directly dependent on the commercial well being of our customers. We have no direct control over these variables. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. These variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including those described under “—Risks Relating to Our Industry—Current economic conditions could negatively impact our business, financial condition and operating results” in our Form 10-K for the year ended December 31, 2008 and factors such as:

•	broad trends in business and finance, including industry-specific circumstances, capital market trends and the mergers and acquisitions environment;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among regulated and unregulated markets if significant policy differences emerge among markets;

•	the perceived attractiveness, or lack of attractiveness, of the U.S. capital markets;

•	the perceived attractiveness, or lack of attractiveness, of the European capital markets;

•	the outbreak of contagious disease pandemics or other public health emergencies in the regions in which we operate which could decrease levels of economic and market activities; and

•	unforeseen market closures or other disruptions in trading.

If levels of activity on our exchanges are adversely affected by any of the factors described above or other factors beyond our control, then our business, financial condition and operating results could also be adversely affected.

Our business may be adversely affected by risks associated with clearing activities.

Our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives on July 30, 2009. As a result, NYSE Liffe will become the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and will outsource certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe will have credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the market turmoil and tightening credit markets, including bankruptcy and failure. NYSE Liffe will offset its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet will provide clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet will be responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe will maintain policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default.

We have also entered into a joint venture with the DTCC to establish NYPC, which is expected to be operational in the second quarter of 2010, subject to definitive documentation and regulatory approval. NYPC will initially clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges in the futures. We plan to commit a $50 million financial guarantee to the NYPC default fund and will face clearing risks similar to those we expect to face with respect to NYSE Liffe Clearing.

We may also in the future expand our clearing operations to other markets and financial products, which would increase our exposure to these types of risks.

Item 4.	Submission of Matters to a Vote of Security Holders

The results of the matters voted upon at our annual stockholders’ meeting held on April 2, 2009 are set forth in Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on April 3, 2009, which report is incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description

1.1	Subscription Agreement, dated as of April 21, 2009, between NYSE Euronext and Merrill Lynch International, Natixis, Société Générale and the Royal Bank of Scotland plc (Incorporated by reference to Exhibit 1.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 23, 2009).

4.1	First Supplemental Agency Agreement, dated as of April 22, 2009, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO Bank N.V., as paying agent (Incorporated by reference to Exhibit 4.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 23, 2009).

10.1	Amendment to the Shareholders’ Agreement relating to Qatar Securities Market dated June 19, 2009 between NYSE Euronext and Qatar Investment Authority (Incorporated by reference to Exhibit 10.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on June 25, 2009).

10.2	364-Day Credit Agreement ($500,000,000), dated as of April 1, 2009, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party hereto, Bank of America, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (Incorporated by reference to Exhibit 10.1 to NYSE Euronext’s current report on Form 8-K filed with the SEC on April 3, 2009).

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: August 7, 2009	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer
NYSE Euronext