Form 10-Q
period 2009-09-30
NYSE Euronext
filed 2009-11-06
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 6, 2009, the registrant had approximately 260 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AlternextTM,” “Archipelago®,” “Archipelago Exchange®,” “BclearTM,” “CscreenTM,” “Euronext®,” “LIFFE CONNECT®,” “NYSE® ,” “NYSE Liffe®,” “Pacific Exchange®,” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA®,” “TRF®” and “Trade Reporting Facility®” are trademarks of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and are used under license from FINRA.

All other trademarks and service marks used herein are the property of their respective owners.

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

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$428	$777
Financial investments	69	236
Accounts receivable, net	575	744
Deferred income taxes	90	113
Other current assets	275	156

Total current assets	1,437	2,026
Property and equipment, net	853	695
Goodwill	4,199	3,985
Other intangible assets, net	6,206	5,866
Deferred income taxes	664	671
Other assets	812	705

Total assets	$14,171	$13,948

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$950	$997
Related party payable	40	249
Section 31 fees payable	68	84
Deferred revenue	241	113
Short term debt	704	1,101
Deferred income taxes	26	38

Total current liabilities	2,029	2,582
Long term debt	2,197	1,787
Deferred income taxes	2,081	2,002
Accrued employee benefits	529	576
Deferred revenue	358	360
Related party payable	110	—
Other liabilities	67	67

Total liabilities	7,371	7,374
Commitments and contingencies
Equity
NYSE Euronext shareholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 275 and 274 shares issued; 260 and 259 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,273	8,522
Accumulated deficit	(284)	(331)
Accumulated other comprehensive loss	(804)	(1,222)

Total NYSE Euronext shareholders’ equity	6,772	6,556
Noncontrolling interest	28	18

Total equity	6,800	6,574

Total liabilities and equity	$14,171	$13,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues
Activity assessment	$115	$46	$271	$189
Cash trading	516	634	1,751	1,708
Derivatives trading and clearing	226	229	620	729
Listing	100	98	300	294
Market data	102	112	305	321
Software and technology services	52	47	140	107
Regulatory	9	8	31	36
Other	43	31	138	102

Total revenues	1,163	1,205	3,556	3,486
Section 31 fees	(115)	(46)	(271)	(189)
Liquidity payments	(363)	(358)	(1,242)	(887)
Routing and clearing	(61)	(77)	(204)	(211)
Merger expenses and exit costs	(8)	(30)	(473)	(83)
Compensation	(166)	(168)	(492)	(480)
Systems and communications	(54)	(66)	(167)	(237)
Professional services	(65)	(44)	(163)	(106)
Depreciation and amortization	(66)	(65)	(200)	(181)
Occupancy	(39)	(37)	(113)	(96)
Marketing and other	(41)	(48)	(116)	(133)
Regulatory fine income	4	1	5	3

Operating income from continuing operations	189	267	120	886
Interest expense	(29)	(42)	(91)	(114)
Investment income	1	11	10	42
Other income	10	5	19	30

Income from continuing operations before income tax provision	171	241	58	844
Income tax provision	(47)	(70)	(7)	(244)

Income from continuing operations	124	171	51	600
Income from discontinued operations, net of tax	—	3	—	5

Net income	124	174	51	605
Net loss (income) attributable to noncontrolling interest	1	—	(4)	(5)

Net income attributable to NYSE Euronext	$125	$174	$47	$600

Basic earnings per share attributable to NYSE Euronext
Earnings per share, continuing operations	$0.48	$0.65	$0.18	$2.24
Earnings per share, discontinued operations	—	0.01	—	0.02

	$0.48	$0.66	$0.18	$2.26

Diluted earnings per share attributable to NYSE Euronext
Earnings per share, continuing operations	$0.48	$0.65	$0.18	$2.24
Earnings per share, discontinued operations	—	0.01	—	0.02

	$0.48	$0.66	$0.18	$2.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$51	$605
Income from discontinued operations	—	(5)

Income from continuing operations	51	600
Adjustment to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	227	191
Deferred income taxes	(26)	(11)
Deferred revenue amortization	(61)	(60)
Stock based compensation	33	38
Gain on sale of equity investment and businesses	(31)	(2)
Other non-cash items	13	(4)
Change in operating assets and liabilities:
Accounts receivable, net	178	(315)
Other assets	(53)	(176)
Accounts payable, accrued expenses, and Section 31 fees payable	(143)	(28)
Related party payable	(228)	—
Deferred revenue	166	149
Accrued employee benefits	(16)	19

Net cash provided by operating activities	110	401
Cash flows from investing activities:
Euronext merger, net of cash acquired	—	(395)
Sales of investments	824	2,164
Purchases of investments	(660)	(2,203)
Net sales (purchases) of securities purchased under agreements to resell	—	17
Purchases of equity investments and businesses	(41)	(532)
Sale of equity investments and businesses	57	144
Purchases of property and equipment	(318)	(243)
Other investing activities	—	7

Net cash used in investing activities	(138)	(1,041)
Cash flows from financing activities:
Proceeds from issuance of debt	312	1,929
Commercial paper (repayments) borrowings, net	(15)	(1,551)
Bank overdraft borrowings, net	—	226
Repayment of other debt	(412)	—
Dividends to shareholders	(234)	(227)
Purchases of treasury stock	—	(1)
Employee stock transactions	1	12
Other	4	(5)

Net cash used in financing activities	(344)	383
Effects of exchange rate changes on cash and cash equivalents	23	14
Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	32
Net cash used in investing activities of discontinued operations	—	(28)
Net cash used in financing activities of discontinued operations	—	(13)

Net decrease in cash and cash equivalents for the period	(349)	(252)
Cash and cash equivalents at beginning of period	777	934

Cash and cash equivalents at end of period	$428	$682

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The operations of GL Trade are reflected as discontinued. See Note 5.

Note 2—Acquisitions and Divestitures

NYSE Liffe US

On October 30, 2009, NYSE Euronext entered into a definitive agreement with Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS to sell a significant equity interest in NYSE Liffe U.S. NYSE Euronext will remain the largest shareholder in the entity. The transaction is expected to close in the fourth quarter of 2009 and is subject to regulatory approval. NYSE Euronext will continue to manage the day-to-day operations of NYSE Liffe U.S., which will operate under the supervision of a separate board of directors.

Hugin Group BV

On October 14, 2009, Thomson Reuters acquired Hugin Group BV from NYSE Euronext. Hugin Group BV is a pan-European provider of investor relations and press distribution services. As of September 30, 2009, we accounted for Hugin Group BV as an asset held-for-sale.

NYFIX, Inc.

On August 27, 2009, NYSE Euronext and NYFIX, Inc. (“NYFIX”) entered into a definitive agreement for NYSE Euronext to acquire, through NYSE Technologies Inc., NYFIX, a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition is approximately $144 million, including preferred stock consideration. The NYSE Euronext, NYSE Technologies and NYFIX Boards of Directors and shareholders have approved the acquisition, which is subject to customary regulatory approvals. The transaction is expected to close in the fourth quarter of 2009.

NYSE Amex

On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation (including its subsidiary the American Stock Exchange now known as NYSE Amex). A total of approximately 6.8 million shares of NYSE Euronext common stock was issued with a value of approximately $260 million. In addition, each former holder of a regular or options principal membership will be entitled to receive additional consideration calculated by reference to the net proceeds, if any, from the sale of the Amex headquarters in lower Manhattan, if such sale occurs within a specified period of time and certain conditions are satisfied. The results of operations and financial condition of NYSE Amex have been included in our consolidated financial statements since October 1, 2008.

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

Wombat

On March 7, 2008, NYSE Euronext completed the acquisition of Wombat Financial Software, Inc. (“Wombat”). NYSE Euronext acquired Wombat for $200 million in cash consideration, and created a retention pool for Wombat employees consisting of restricted stock unit grants in an amount equal to $25 million. The results of operations and financial condition of Wombat have been included in our consolidated financial statements since March 7, 2008.

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

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid in four equal installments on each of the next four anniversaries of the closing date. The $150 million present value of this liability is included in “Related party payable” in the condensed consolidated statement of financial condition as of September 30, 2009. QIA retained the remaining 80% ownership of the Qatar Exchange through QH, and the DSM was transferred to the new Qatar Exchange.

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

The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through September 30, 2009 and the remaining accrual as of September 30, 2009 (in millions):

	U.S. Operations	European Operations	Total
Balance as of December 31, 2008	$52	$89	$141
Employee severance and related benefits	23	59	82
Severance and benefit payments	(38)	(17)	(55)
Currency translation and other	—	(21)	(21)

Balance as of September 30, 2009	$37	$110	$147

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at September 30, 2009, NYSE Euronext expects to pay these amounts through June 2010.

Contract Termination

LCH.Clearnet Contract Termination/NYSE Liffe Clearing

For the year ended December 31, 2008 and through July 30, 2009, NYSE Euronext used the services of LCH.Clearnet Group Limited for clearing transactions executed on its European cash and derivatives markets and the services of Euroclear for settling transactions on its European cash markets (except in Portugal).

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

In connection with this arrangement, NYSE Euronext agreed to make a one-time €260 million ($355 million) payment to compensate LCH.Clearnet for economic losses arising as a result of the early termination of its current clearing arrangements with LCH.Clearnet (the “NYSE Liffe Clearing Payment”). This payment is tax deductible.

On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. Following such approval, NYSE Euronext recorded a $355 million expense which was classified as “Merger expenses and exit costs” in our condensed consolidated statement of operations for the nine months ended September 30, 2009.

On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Euronext made the $355 million payment to LCH.Clearnet.

As of September 30, 2009, NYSE Euronext retained a 5% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Note 4—Segment Reporting

NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income from continuing operations.

U.S. Operations consist of the following in NYSE Euronext’s U.S. markets:

•	providing access to trade execution in cash equities, options and futures;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing regulatory services for cash equities and options;

•	operating connectivity networks for our markets and for other major market centers and market participants in the United States; and

•	providing trading and information technology solutions.

European Operations consist of the following in NYSE Euronext’s European markets:

•	providing access to trade execution in cash equities, derivatives products, bonds and repos;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing settlement of transactions and the safe-custody of physical securities in certain European markets;

•	providing certain clearing services for derivatives products;

•	operating connectivity networks for our markets and for other major market centers and market participants in Europe; and

•	providing trading and information technology solutions.

Summarized financial data of our reportable segments is as follows (in millions):

Three months ended September 30,	U.S. Operations	European Operations		Corporate Items and Eliminations	Consolidated
2009
Revenues	$804	$365		$(6)	$1,163
Operating income (loss) from continuing operations	40	155		(6)	189
2008
Revenues	$764	$441		$—	$1,205
Operating income (loss) from continuing operations	79	196		(8)	267

Nine months ended September 30,	U.S. Operations	European Operations		Corporate Items and Eliminations	Consolidated
2009
Revenues	$2,517	$1,065		$(26)	$3,556
Operating income (loss) from continuing operations	130	7	*	(17)	120
2008
Revenues	$2,136	$1,350		$—	$3,486
Operating income (loss) from continuing operations	283	638		(35)	886

*	Includes the $355 million charge recorded in connection with the LCH.Clearnet contract termination / NYSE Liffe Clearing Payment. See Note 3.

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

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade, which were formerly included in European Operations, are summarized as follows (in millions):

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Revenues	$82	$248

Income from GL Trade operations before income tax provision	12	31
Income tax provision	(2)	(10)

Income from GL Trade operations	10	21
Noncontrolling interest	(7)	(16)

Income from discontinued operations	$3	$5

Note 6—Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income
Continuing operations	$124	$171	$51	$600
Discontinued operations	—	3	—	5
Net income attributable to noncontrolling interest	1	—	(4)	(5)

Net income attributable to NYSE Euronext	$125	$174	$47	$600

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	260	266	260	266
Dilutive effect of: Employee stock options and restricted stock units	1	—	—	—

Weighted average shares used in diluted computation	261	266	260	266
Basic earnings per share:
Continuing operations	$0.48	$0.65	$0.18	$2.24
Discontinued operations	—	0.01	—	0.02

Basic earnings per share attributable to NYSE Euronext	$0.48	$0.66	$0.18	$2.26

Diluted earnings per share:
Continuing operations	$0.48	$0.65	$0.18	$2.24
Discontinued operations	—	0.01	—	0.02

Diluted earnings per share attributable to NYSE Euronext	$0.48	$0.66	$0.18	$2.26

Dividend per common share	$0.30	$0.30	$0.90	$0.85

As of September 30, 2009 and 2008, 4.1 million and 2.9 million restricted stock units, respectively, and options to purchase 0.6 million and 0.7 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2009, 2.6 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, 1.5 million and 0.9 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 7—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended September 30,	2009	2008	2009	2008	2009	2008
Service cost	$1	$1	$—	$—	$1	$1
Interest cost	13	11	2	1	3	3
Expected return on assets	(15)	(16)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	—	(1)
Curtailment loss (gain)	(1)	—	—	—	—	—

Net periodic (benefit) cost	$(2)	$(4)	$2	$1	$4	$3

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Nine months ended September 30,	2009	2008	2009	2008	2009	2008
Service cost	$3	$3	$—	$—	$3	$3
Interest cost	37	33	4	3	9	9
Expected return on assets	(45)	(48)	—	—	—	—
Recognized net actuarial loss	—	—	—	—	—	(3)
Curtailment loss (gain)	(1)	—	—	1	(9)	7

Net periodic (benefit) cost	$(6)	$(12)	$4	$4	$3	$16

During the three and nine months ended September 30, 2009, NYSE Euronext funded approximately $7 million to its European Operations pension plans and zero to its U.S. Operations pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $2 million to its European Operations pension plans for the remainder of fiscal 2009.

Curtailment to the Plans

For the nine months ended September 30, 2009, NYSE Euronext recorded a $10 million curtailment gain associated with changes to its U.S. retiree medical plan, $1 million curtailment loss associated with the launch of 2009 VRIP in the U.S., and $1 million curtailment gain in Europe. For the nine months ended September 30, 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the 2008 VRIP, on its U.S. benefit plans.

Note 8—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	U.S. Operations	European Operations	Total
Balance as of January 1, 2009	$947	$3,038	$3,985
Purchase accounting adjustments/acquisitions	6	2	8
Currency translation and other	—	206	206

Balance as of September 30, 2009	$953	$3,246	$4,199

The following table presents the details of the intangible assets by reportable segments as of September 30, 2009 and December 31, 2008 (in millions):

	U.S. Operations			European Operations
	Gross carrying value	Accumulated amortization	Useful Life (in years)	Gross carrying value	Accumulated amortization	Useful Life (in years)
Balance as of September 30, 2009
National securities exchange registrations	$620	$—	Indefinite	$4,678	$—	Indefinite
Customer relationships	96	(15)	10 to 20	756	(98)	7 to 20
Trade names and other	56	(10)	20	141	(18)	2 to 20

Other intangibles	$772	$(25)		$5,575	$(116)

	U.S. Operations			European Operations
	Gross carrying value	Accumulated amortization	Useful Life (in years)	Gross carrying value	Accumulated amortization	Useful Life (in years)
Balance as of December 31, 2008
National securities exchange registrations	$583	$—	Indefinite	$4,379	$—	Indefinite
Customer relationships	98	(9)	10 to 20	708	(62)	7 to 20
Trade names and other	55	(7)	20	168	(47)	2 to 20

Other intangibles	$736	$(16)		$5,255	$(109)

For the three and nine months ended September 30, 2009, amortization expense for the intangible assets was approximately $15 million and $43 million, respectively. For the three and nine months ended September 30, 2008, amortization expense for the intangible assets was approximately $16 million and $47 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of September 30, 2009 was as follows (in millions):

Year ending December 31,
Remainder of 2009 (from October 1st through December 31st)	$15
2010	58
2011	58
2012	58
2013	58
Thereafter	661

Total	$908

Note 9—Fair Value of Financial Instruments

NYSE Euronext accounts for certain financial instruments at fair value pursuant to the provisions in the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. The Fair Value Measurements and Disclosures Topic defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

In accordance with the Fair Value Measurements and Disclosures Topic, NYSE Euronext has categorized its financial instruments measured at fair value into the following three-level fair value hierarchy based upon the level of judgment associated with the inputs used to measure the fair value:

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in millions):

	Assets & liabilities measured at fair value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Investments	$56	$2	$11	$69
Other assets	—	—	—	—
Liabilities
Derivatives	—	—	—	—

	Assets & liabilities measured at fair value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Investments	$157	$113	$14	$284
Other assets	26	—	—	26
Liabilities
Derivatives	—	1	—	1

The difference between the total financial assets and liabilities as of September 30, 2009 and December 31, 2008 presented in the tables above and the related amounts in the condensed consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. As of September 30, 2009 and December 31, 2008, NYSE Euronext had $11 million and $14 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. As of September 30, 2009, the weighted average price of these auction rate securities was 88 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $0.6 million unrealized gain on these securities.

Note 10—Derivatives and Hedges

NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext adopted the Subtopic 65 in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification on January 1, 2009.

NYSE Euronext records all derivative instruments at fair value on the condensed consolidated statement of financial condition. Certain derivative instruments are designated as hedging instruments under fair value hedging relationships, cash flow hedging relationships or net investment hedging relationships. Other derivative instruments remain undesignated. The details of each designated hedging relationship are formally documented at the inception of the relationship, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The hedging instrument must be highly effective in offsetting the changes in cash flows or fair value of the hedged item and the effectiveness is evaluated quarterly on a retrospective and prospective basis.

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of September 30, 2009 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
		Asset (1)	Liability (2)
Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	200	1	—

Total derivatives	$200	$1	$—

(1)	included in “Financial investments” in the condensed consolidated statement of financial condition;

(2)	included in “Short term debt” in the condensed consolidated statement of financial condition; the ending balance is insignificant for the period.

Pre-tax gains and losses on derivative instruments affecting the condensed consolidated statement of operations for the three and nine months ended September 30, 2009 were as follows (in millions):

Derivatives in fair value hedging relationship	Gain/(loss) recognized in income on derivatives		Hedging relationship	Gain/(loss) recognized in income on hedged items
September 30, 2009	Three months ended	Nine months ended		Three months ended	Nine months ended
Interest rate swaps	$—	$(4)	Fixed-rate debt	$—	$4

Derivatives not designated as hedging instrument	Gain/(loss) recognized in income
September 30, 2009	Three months ended	Nine months ended
Foreign exchange contracts	$—	$2

In order to hedge its interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps. For the nine months ended September 30, 2009, the only significant interest rate hedge was a fixed-to-floating rate swap that matured on June 16, 2009 and hedged the £250 million (at the time, $412 million) fixed rate sterling bond repaid on June 16, 2009. The interest rate swap hedged the changes in the bond fair value due to the changes in Libor rates. Changes in the fair value of the swap were recognized in “Interest expense” in the condensed consolidated statement of operations and were substantially offset by the changes in fair value of the hedged bond due to fluctuations in Libor rates. For the nine months ended September 30, 2009, the fair value of the interest rate swap decreased by £2.7 million ($4.0 million), offsetting the £2.9 million ($4.3 million) adjustment of the hedged bond for the fair value fluctuations in Libor rates.

For the nine months ended September 30, 2009, NYSE Euronext also entered into euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts with tenors less than 3 months in order to hedge various financial positions. These swaps were not designated as hedging instruments under the Derivatives and Hedging Topic. As of September 30, 2009, NYSE Euronext had a £30 million ($49 million) sterling/U.S. dollar foreign exchange swap outstanding with a positive fair value of $0.1 million and a €103 million ($151 million) euro/U.S. dollar forward contract outstanding with a positive fair value of $0.6 million. These instruments matured in October 2009. For the nine months ended September 30, 2009, the cumulative net gain recognized under foreign exchange contracts in “Other income” in the condensed consolidated statement of operations amounted to $1.6 million.

For the nine months ended September 30, 2009, NYSE Euronext had no derivative instruments in cash flow hedging relationships and net investment hedging relationships.

Note 11—Commitments and Contingencies

For the nine months ended September 30, 2009, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on August 7, 2009, Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 11, 2009, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2008, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

In re NYSE Specialists Securities Litigation

On or about October 9, 2009, the NYSE, Lead Plaintiff CalPERS and Plaintiff Market Street Securities, Inc. reached an agreement, subject to court approval, pursuant to which all remaining claims of those parties against the NYSE would be dismissed with prejudice. The proposed settlement does not involve the payment of money to any party or counsel.

In addition to the matter described above and in the prior disclosures incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Note 12—Income taxes

For the three and nine months ended September 30, 2009 and 2008, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory, and the reorganization of certain of our European businesses. For the three and nine months ended September 30, 2009, our effective tax rate was 27% and 13%, respectively.

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

LCH.Clearnet Contract Termination/ NYSE Liffe Clearing

See Note 3 for a discussion of NYSE Liffe Clearing.

Qatar

See Note 2 for a discussion of the Shareholders’ Agreement.

The following presents income and expenses derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
AEMS	$—	$(10)	$—	$(91)
FINRA	4	5	13	16
LCH.Clearnet	(9)	1	(364)	4
Qatar	2	—	3	—

BlueNext

BlueNext is the European carbon exchange business launched by NYSE Euronext in 2008. BlueNext is established in France and is 60% owned by NYSE Euronext and 40% owned by Caisse des Dépots et Consignation (“CDC”). NYSE Euronext consolidates the results of operations and the financial condition of BlueNext. In the regular course of business, through June 2009, BlueNext paid recoverable Value Added Tax (“VAT”) to certain customers on a daily basis and recovered such VAT from the French Tax Authorities on a one-month lag. CDC provided BlueNext with an overdraft to fund the VAT receivable. Under this arrangement, BlueNext had $249 million overdraft balances outstanding with CDC as of December 31, 2008. Effective in July 2009, the carbon traded on the BlueNext exchange was VAT exempt.

Note 14—Other Comprehensive Income

The following outlines the components of other comprehensive income (in millions):

Income/(expenses)	Three months ended September 30,
	2009			2008
	NYSE Euronext	Noncontrolling interest	Total	NYSE Euronext	Noncontrolling interest	Total
Net income	$125	$(1)	$124	$174	$—	$174
Change in market value adjustments of available-for-sale securities	5	—	5	(40)	—	(40)
Employee benefit plan adjustments	—	—	—	(4)	—	(4)
Foreign currency translation adjustments	(9)	1	(8)	(1,030)	2	(1,028)

Total comprehensive (loss) income	$121	$—	$121	$(900)	$2	$(898)

Income/(expenses)	Nine months ended September 30,
	2009			2008
	NYSE Euronext	Noncontrolling Interest	Total	NYSE Euronext	Noncontrolling Interest	Total
Net income	$47	$4	$51	$600	$5	$605
Change in market value adjustments of available-for-sale securities	35	—	35	(91)	—	(91)
Employee benefit plan adjustments	(13)	—	(13)	(11)	—	(11)
Foreign currency translation adjustments	395	2	397	(624)	7	(617)

Total comprehensive (loss) income	$464	$6	$470	$(126)	$12	$(114)

Foreign currency translation adjustments is the only item in other comprehensive income impacted by the noncontrolling interest. Our equity components attributable to noncontrolling interest did not change materially from December 31, 2008 to September 30, 2009.

Our employee benefit plan adjustments for the nine months ended September 30, 2009 included a $9.5 million amount relating to an under-accrual of our pension plan liabilities as of December 31, 2008. This entry had no impact to our net income and was not material to the other comprehensive loss or accrued employee benefit liabilities in our consolidated financial statements in any prior year reporting period.

Note 15—Subsequent Events

NYSE Euronext has evaluated subsequent events through November 6, 2009, which is the date the financial statements were issued, and concluded that no event has occurred impacting our financial statements or that would require additional disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

U.S. Operations consist of the following in NYSE Euronext’s U.S. markets:

•	providing access to trade execution in cash equities, options and futures;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing regulatory services for cash equities and options;

•	operating connectivity networks for our markets and for other major market centers and market participants in the United States; and

•	providing trading and information technology solutions.

European Operations consist of the following in NYSE Euronext’s European markets:

•	providing access to trade execution in cash equities, derivatives products, bonds and repos;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information;

•	providing settlement of transactions and the safe-custody of physical securities in certain European markets;

•	providing certain clearing services for derivatives products;

•	operating connectivity networks for our markets and for other major market centers and market participants in Europe; and

•	providing trading and information technology solutions.

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

During 2008 and the first nine months of 2009, there was turmoil in the economy and upheaval in the credit markets. Although the equity markets have stabilized somewhat in the recent months, equity market indices have experienced volatility throughout this period and the market may remain volatile throughout 2009 and into 2010. Continuing volatility and uncertainty regarding the capital markets have led to increased job loss and dampened economic activity resulting in a decline in volumes and in new listings in some of our markets as well as a deterioration of the economic welfare of our listed companies, which could adversely affect the level of delistings. These factors have adversely affected our revenues and operating income from continuing operations and may negatively impact future growth.

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

Revenue from cash trading in any given period depends primarily on the number of shares traded on our U.S. securities exchanges and, the number of executed orders executed on Euronext for equities trading. The level of trading activity in any period is significantly influenced by a number of factors discussed above under “—Factors Affecting Our Results.”

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

Derivatives Trading and Clearing

Revenue from derivatives trading and clearing consists of fixed per-contract fees for the execution of trades of derivatives contracts and clearing charges on NYSE Liffe as well as executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.

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

Listings

There are two types of fees applicable to companies listed on our U.S. and European securities exchanges – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE Amex from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

In our U.S. Operations, annual fees are charged based on the number of outstanding shares of the listed U.S. company at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro rata basis over the calendar year.

Original fees are recognized as income on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

Listing fees for our European Operations subsidiaries comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing shares in IPOs and tender offers. Revenues from annual listing fees relate to the number of shares outstanding and the market capitalization of the listed company.

In general, our European Operations has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

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

Market Data

In our U.S. Operations, we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE listed, NYSE Amex listed, and NYSE Arca listed securities are disseminated through “Tape A” and “Tape B,” which constitutes the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C”, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

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

Other Revenues

Other revenues include software and technology services and regulatory revenues, as well as trading license fees and other fees, fees for facilities and other services provided to designated market makers, brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, and fees for clearance and settlement activities in our European Operations.

Software and Technology Services

We generate revenues by operating connectivity networks for our markets and for other major market centers and market participants in the United States and Europe. Customers pay to gain access to SFTI market centers via a direct circuit to a SFTI access point or through a third-party service bureau or extranet provider. SFTI revenue typically includes a connection fee and monthly recurring revenue based on a customer’s connection bandwidth. Hardware co-location services are also offered at SFTI data centers, and customers typically sign multi-year contracts. Co-location revenue is recognized monthly over the life of the contract. Revenue is also earned from providing trading and information technology solutions, such as sales of our enterprise software platform, which provides low-latency messaging and trade lifecycle management, as well as providing exchange solution services to numerous external markets. Software license revenue is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Unrealized portions of invoiced maintenance fees are recorded as deferred revenue. Expert strategic consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Prepaid consulting revenue is booked as deferred revenue until the services are rendered.

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

Professional Services

Professional services expense includes consulting charges related to various technological and operational initiatives, including fees paid to LCH.Clearnet in connection with the clearing guarantee arrangements, as well as legal and audit fees.

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

Three Months Ended September 30, 2009 Versus Three Months Ended September 30, 2008

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended September 30, 2009 and 2008, as well as the percentage increase or decrease for each consolidated statement of operations item for the three months ended September 30, 2009, as compared to such item for the three months ended September 30, 2008.

	Three months ended September 30,		Percent Increase (Decrease)
(Dollars in Millions)	2009	2008
Revenues
Activity assessment	$115	$46	150%
Cash trading	516	634	(19)%
Derivatives trading and clearing	226	229	(1)%
Listing	100	98	2%
Market data	102	112	(9)%
Other revenues	104	86	21%

Total revenues	1,163	1,205	(3)%
Section 31 fees	(115)	(46)	150%
Liquidity payments	(363)	(358)	1%
Routing and clearing	(61)	(77)	(21)%
Other operating expenses	(439)	(458)	(4)%
Regulatory fine income	4	1	300%

Operating income from continuing operations	189	267	(29)%
Interest expense	(29)	(42)	(31)%
Interest and investment income	1	11	(91)%
Other income	10	5	100%

Income from continuing operations before income tax provision	171	241	(29)%
Income tax provision	(47)	(70)	(33)%

Income from continuing operations	124	171	(27)%
Income from discontinued operations, net of tax	—	3	(100)%

Net income	124	174	(29)%
Net loss (income) attributable to noncontrolling interest	1	—	100%

Net income attributable to NYSE Euronext	$125	$174	(28)%

Highlights

For the three months ended September 30, 2009, NYSE Euronext reported revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $1,048 million, $189 million and $125 million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $1,159 million, $267 million and $174 million, respectively, for the three months ended September 30, 2008.

The $111 million decrease in revenues (excluding activity assessment fees), $78 million decrease in operating income from continuing operations and $49 million decrease in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Decreased revenues – Revenues decreased primarily due to a decrease in trading volumes and price changes in our U.S. and European cash markets and the unfavorable effect of foreign currency translation.

Decreased operating income from continuing operations – The period-over-period decrease in operating income from continuing operations of $78 million was primarily due to (i) decreased revenues excluding activity assessment fees (approximately $142 million) and (ii) unfavorable foreign currency impact (approximately $30 million) partially offset by (i) the contribution of acquired businesses and new initiatives (approximately $9 million), (ii) lower merger expenses and exit costs (approximately $22 million), (iii) lower liquidity payments and routing and clearings (approximately $11 million) and (iv) reduced operating expenses as a result of cost containment initiatives.

Decreased net income attributable to NYSE Euronext – The period-over-period decrease in net income attributable to NYSE Euronext of $49 million was mainly due to decreased operating income from continuing operations.

Consolidated and Segment Results

NYSE Euronext operates under two reportable segments: U.S. Operations and European Operations. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

Revenues

	Three Months Ended
	September 30, 2009				September 30, 3008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate Items	Total	U.S. Operations	European Operations	Corporate Items	Total
Activity assessment	$115	$—	$—	$115	$46	$—	$—	$46
Cash trading	435	81	—	516	473	161	—	634
Derivatives trading and clearing	46	180	—	226	39	190	—	229
Listing	91	9	—	100	90	8	—	98
Market data	54	48	—	102	52	60	—	112
Other	63	47	(6)	104	64	22	—	86

Total revenues	$804	$365	$(6)	$1,163	$764	$441	$—	$1,205

Activity Assessment. Activity assessment fees are collected from member organizations executing trades on U.S. markets. The increase in activity assessment fees was mainly due to an increase in the related SEC rate compared to the same period a year ago.

Cash trading. For the three months ended September 30, 2009, U.S. Operations contributed $435 million to NYSE Euronext’s cash trading revenues, a $(38) million decrease as compared to three months ended September 30, 2008. The primary driver for this decrease was lower handled trading volume offset by impact of price changes. European Operations contributed $81 million in cash trading revenues, a $(80) million decrease as compared to the three months ended September 30, 2008. The primary drivers for this decrease were (i) a 15% decline in handled trading volume as well as lower revenue capture per trade and other pricing changes (approximately $76 million), and (ii) the unfavorable effect of foreign currency (approximately $4 million) as a result of the strengthening of the U.S. dollar versus the Euro as compared to the same period a year ago.

Derivatives trading and clearing. Derivatives trading and clearing revenues remained relatively unchanged from the comparable period a year ago. The unfavorable effect of foreign currency translation (approximately $25 million) as a result of the weakening of the pound sterling versus the U.S. dollar as compared to the same period a year ago was offset by the inclusion of the results of NYSE Amex and NYSE Liffe Clearing for the three months ended September 30, 2009, with no comparison in the prior period, coupled with an increase in trading volume in our European products of 1.4%.

Listing. For the three months ended September 30, 2009, listing fees remained relatively unchanged from the comparable period a year ago.

Market Data. For the three months ended September 30, 2009, market data revenues decreased $10 million to $102 million. The decrease was primarily due to a decline in number of terminals in our European Operations coupled with the unfavorable currency impact of $2 million.

Other. For the three months ended September 30, 2009, other revenues increased $18 million to $104 million. Other revenues from European Operations increased primarily due to (i) the inclusion in the current period of software and technologies revenues as a result of the AEMS acquisition in August 2008 and (ii) increased volumes on Bluenext, partially offset by the unfavorable impact of foreign currency translation.

Expenses

	Three Months Ended
	September 30, 2009				September 30, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(115)	$—	$—	$(115)	$(46)	$—	$—	$(46)
Liquidity payments	(335)	(28)	—	(363)	(324)	(34)	—	(358)
Routing and clearing	(61)	—	—	(61)	(77)	—	—	(77)
Other operating expenses	(257)	(182)	—	(439)	(239)	(211)	(8)	(458)
Regulatory fine income	4	—	—	4	1	—	—	1

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges and remits these amounts semi-annually to the SEC. The increase in Section 31 fees for the three months ended September 30, 2009 was due to an increase in the SEC rate as compared to the same period a year ago.

Liquidity Payments

For the three months ended September 30, 2009, liquidity payments remained relatively unchanged from the comparable period a year ago.

Routing and Clearing

For the three months ended September 30, 2009, routing and clearing fees decreased $16 million to $61 million. The decrease in routing and clearing fees was primarily due to the 15% decline in U.S. trading volume.

Other Operating Expenses

For the three months ended September 30, 2009, other operating expenses were $439 million, a decrease of $(19) million compared to the same period a year ago. The decrease was primarily due to (i) lower merger expenses and exit costs (approximately $22 million), (ii) reduced operating expenses as a result of cost containment initiatives, and (iii) the favorable effect of foreign currency translation (approximately $10 million), partially offset by (i) the inclusion of operating expenses from recently acquired businesses (including Wombat, AEMS and NYSE Amex) and other strategic initiatives for the full period including NYSE Liffe Clearing (approximately $45 million).

Regulatory Fine Income

Regulatory fine income remained relatively unchanged from the comparable period a year ago.

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”)

Investment Income

The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $10 million decrease in investment income.

Other Income

For the three months ended September 30, 2009, other income was $10 million, an increase of $5 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains and dividends on certain investments, which may vary period over period. For the three months ended September 30, 2009, other income included a $4 million net gain from the sale of our investment in BM&F Bovespa, partially offset by fair value adjustments of our investments in Hugin, an asset held-for-sale, and BIDS Holdings, L.P.

Noncontrolling Interest

For the three months ended September 30, 2009, NYSE Euronext recorded noncontrolling interest of $(1) million.

Income Taxes

For the three months ended September 30, 2009 and 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 27% and 29%, respectively. For the three months ended September 30, 2009, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of its European businesses.

Nine Months Ended September 30, 2009 Versus Nine Months Ended September 30, 2008

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the nine months ended September 30, 2009 and 2008, as well as the percentage increase or decrease for each consolidated statement of operations item for the nine months ended September 30, 2009, as compared to such item for the nine months ended September 30, 2008.

	Nine months ended September 30,		Percent Increase (Decrease)
(Dollars in Millions)	2009	2008
Revenues
Activity assessment	$271	$189	43%
Cash trading	1,751	1,708	3%
Derivatives trading and clearing	620	729	(15)%
Listing	300	294	2%
Market data	305	321	(5)%
Other revenues	309	245	26%

Total revenues	3,556	3,486	2%
Section 31 fees	(271)	(189)	43%
Liquidity payments	(1,242)	(887)	40%
Routing and clearing	(204)	(211)	(3)%
Other operating expenses	(1,724)	(1,316)	31%
Regulatory fine income	5	3	67%

Operating income from continuing operations	120	886	(86)%
Interest expense	(91)	(114)	(20)%
Interest and investment income	10	42	(76)%
Other income	19	30	(37)%

Income from continuing operations before income tax provision	58	844	(93)%
Income tax provision	(7)	(244)	(97)%

Income from continuing operations	51	600	(92)%
Income from discontinued operations, net of tax	—	5	(100)%

Net income	51	605	(92)%
Net loss (income) attributable to noncontrolling interest	(4)	(5)	(20)%

Net income attributable to NYSE Euronext	$47	$600	(92)%

Highlights

For the nine months ended September 30, 2009, NYSE Euronext reported revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $3,285 million, $120 million and $47 million, respectively. This compares to revenues (excluding activity assessment fees), operating income from continuing operations and net income attributable to NYSE Euronext of $3,297 million, $886 million and $600 million, respectively, for the nine months ended September 30, 2008.

The $12 million decrease in revenues (excluding activity assessment fees), $766 million decrease in operating income from continuing operations and $553 million decrease in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Stable revenues – Revenues remained relatively flat primarily due to a cumulative increase in trading volumes and pricing on U.S. cash markets, partially offset by (i) the impact of lower European cash and derivatives volumes as well as lower revenue capture per trade, and (ii) the unfavorable effect of foreign currency translation.

Decreased operating income from continuing operations – The period-over-period decrease in operating income from continuing operations of $766 million was primarily due to (i) increased merger and exit costs resulting from the NYSE Liffe Clearing Payment (approximately $355 million) and additional severance charges and other exit costs incurred as part of our restructuring efforts (approximately $45 million), (ii) additional liquidity payments and routing charges on higher trading volumes in the U.S. and pricing changes (approximately $348 million), (iii) negative contribution impact of acquired businesses and new initiatives (approximately $6 million) and (iv) net unfavorable foreign currency impact (approximately $134 million), partially offset by reduced operating expenses as a result of cost containment initiatives.

Decreased net income attributable to NYSE Euronext – The period-over-period decrease in net income attributable to NYSE Euronext of $553 million was due to decreased operating income from continuing operations offset by a reduction of our effective tax rate.

Consolidated and Segment Results

Revenues

	Nine Months Ended
	September 30, 2009				September 30, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate Items	Total	U.S. Operations	European Operations	Corporate Items	Total
Activity assessment	$271	$—	$—	$271	$189	$—	$—	$189
Cash trading	1,483	268	—	1,751	1,222	486	—	1,708
Derivatives trading and clearing	136	484	—	620	108	621	—	729
Listing	273	27	—	300	269	25	—	294
Market data	165	140	—	305	156	165	—	321
Other	189	146	(26)	309	192	53	—	245

Total revenues	$2,517	$1,065	$(26)	$3,556	$2,136	$1,350	$—	$3,486

Activity Assessment. Activity assessment fees are collected from member organizations executing trades on U.S. markets. The increase in activity assessment fees was mainly due to an increase in the related SEC rate compared to the same period a year ago.

Cash trading. For the nine months ended September 30, 2009, U.S. Operations contributed $1,483 million to NYSE Euronext’s cash trading revenues, a $261 million increase as compared to nine months ended September 30, 2008. The primary drivers for this increase were increased handled trading volume and net price changes on our trading platforms. European Operations contributed $268 million in cash trading revenues, a $218 million decrease as compared to the nine months ended September 30, 2008. The primary drivers for this decrease were (i) lower revenue capture per trade and other pricing changes coupled with a 10% decline in trading volumes (approximately $188 million), as well as (ii) the unfavorable effect of foreign currency (approximately $30 million) as a result of the strengthening of the U.S. dollar versus the Euro as compared to the same period a year ago.

Derivatives trading and clearing. Derivatives trading and clearing revenues decreased by $109 million to $620 million, primarily due to reduced European trading volumes (approximately $46 million) and the unfavorable effect of foreign currency translation (approximately $111 million) as a result of the weakening of the pound sterling versus the U.S. dollar as compared to the same period a year ago, partially offset by the inclusion of the results of NYSE Amex and NYSE Liffe Clearing for the nine months ended September 30, 2009, with no comparison in the prior period (approximately $54 million).

Listing. For the nine months ended September 30, 2009, listing fees remained relatively unchanged from the comparable period a year ago.

Market Data. For the nine months ended September 30, 2009, market data revenues decreased $16 million to $305 million. The decrease is primarily due to a decline in numbers of terminals in our European Operations coupled with an unfavorable foreign currency translation (approximately $16 million).

Other. For the nine months ended September 30, 2009, other revenues increased $64 million to $309 million. Other revenue from European Operations increased primarily due to (i) the inclusion in the current period of software and technologies revenues as a result of the AEMS acquisition in August 2008 and (ii) increased volumes on Bluenext, partially offset by the unfavorable impact of foreign currency translation.

Expenses

	Nine months ended
	September 30, 2009				September 30, 2008
(Dollars in Millions)	U.S. Operations	European Operations	Corporate and Other	Total	U.S. Operations	European Operations	Corporate and Other	Total
Section 31 fees	$(271)	$—	$—	$(271)	$(189)	$—	$—	$(189)
Liquidity payments	(1,147)	(96)	1	(1,242)	(767)	(120)	—	(887)
Routing and clearing	(204)	—	—	(204)	(211)	—	—	(211)
Other operating expenses	(770)	(962)	8	(1,724)	(689)	(592)	(35)	(1,316)
Regulatory fine income	5	—	—	5	3	—	—	3

Section 31 fees

Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges and remits these amounts semiannually to the SEC. The increase in Section 31 fees for the nine months ended September 30, 2009 was due to an increase in the SEC rate as compared to the same period a year ago.

Liquidity Payments

For the nine months ended September 30, 2009, liquidity payments were $1,242 million, an increase of $355 million compared to the nine months ended September 30, 2008. This increase reflects an increase in handled trading volume on our U.S. cash and derivative platforms and the impact of changes in our U.S pricing structure (approximately $380 million), partially offset by a decrease in trading volume on our European derivatives platform and favorable effect of currency translation (approximately $24 million).

Routing and Clearing

For the nine months ended September 30, 2009, routing and clearing fees decreased $7 million to $204 million. The decrease was primarily due to a decline in trading volumes.

Other Operating Expenses

For the nine months ended September 30, 2009, other operating expenses were $1,724 million, an increase of $408 million compared to the same period a year ago. The increase was primarily due to (i) increased merger and exit costs resulting from the NYSE Liffe Clearing Payment (approximately $355 million) and additional severance charges and other exit costs incurred as part of our restructuring efforts (approximately $45 million), (ii) the inclusion of operating expenses from recently acquired businesses (including Wombat, AEMS and NYSE Amex) and other strategic initiatives for the full period including NYSE Liffe Clearing (approximately $179 million), partially offset by (i) the favorable effect of foreign currency translation (approximately $73 million) and (ii) reduced operating expenses as a result of cost containment initiatives.

Regulatory Fine Income

Regulatory fine income remained relatively unchanged from the comparable period a year ago.

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”)

Investment Income

The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $32 million decrease in investment income.

Other Income

For the nine months ended September 30, 2009, other income was $19 million, a decrease of $11 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains and dividends on certain investments, which may vary period over period. For the nine months ended September 30, 2009, other income included a $4 million net gain from the sale of our investment in BM&F Bovespa, partially offset by fair value adjustments of our investments in Hugin, an asset held-for-sale, and BIDS Holdings, L.P.

Noncontrolling Interest

For the nine months ended September 30, 2009 and 2008, NYSE Euronext recorded noncontrolling interest of $4 million and $5 million, respectively.

Income Taxes

For the nine months ended September 30, 2009 and 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 12% and 29%, respectively. For the nine months ended September 30, 2009, NYSE Euronext’s income tax provision was lower than the income tax provision booked in the prior period primarily due to higher earnings generated from foreign operations where applicable foreign jurisdiction tax rate is lower than the U.S. statutory rate and the reorganization of certain of its European businesses.

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

Cash flows from operating activities

For the nine months ended September 30, 2009, net cash provided by continuing operating activities was $110 million, representing net income of $51 million, depreciation and amortization of $227 million, positive working capital changes of $187 million, partially offset by a $355 million payment related to NYSE Liffe Clearing. Capital expenditures for the nine months ended September 30, 2009 were $318 million.

Net financial indebtedness

As of September 30, 2009, NYSE Euronext had approximately $2.9 billion in debt outstanding and $0.5 billion of cash, cash equivalents and financial investments, resulting in $2.4 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	September 30, 2009	December 31, 2008
Cash and cash equivalents	$428	$777
Financial investments	69	236

Cash, cash equivalents and financial investments	497	1,013
Short term debt	704	1,101
Long term debt	2,197	1,787

Total debt	2,901	2,888

Net indebtedness	$2,404	$1,875

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

As of September 30, 2009, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of September 30, 2009	Maturity
Commercial paper issued under the global commercial paper program	$676	October 10 to December 2, 2009
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000($1,464)	June 30, 2015

The £250 million (at the time $412 million) fixed rate bonds issued in 2004 to refinance the acquisition of LIFFE by Euronext was repaid at maturity on June 16, 2009.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of September 30, 2009, NYSE Euronext had $0.7 billion of debt outstanding at an average interest rate of 0.3% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $500 million 364-day syndicated revolving bank facility maturing on March 31, 2010. These bank facilities are also available for general corporate purposes and were not drawn upon as of September 30, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($439 million) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of September 30, 2009, NYSE Euronext had three committed bank credit facilities totaling $2.8 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

Revenue Recognition

There are two types of fees applicable to companies listed on the NYSE, NYSE Arca, NYSE Amex and Euronext – listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE, NYSE Arca or Euronext. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE Amex from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

In addition, NYSE Euronext licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification, which involves significant judgment.

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

Hedging Activities

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to Derivatives and Hedging Topic of the FASB Accounting Standards Codification. The Derivatives and Hedging Topic establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

New Accounting Guidance

Section 5 of Subtopic 10 in the Generally Accepted Accounting Principles (“GAAP”) Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification establishes the Codification (“Codification”) as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. NYSE Euronext adopted Section 5 of Subtopic 10 in the Generally Accepted Accounting Principles Topic of the Codification effective September 15, 2009.

The Business Combinations Topic of the Codification requires the acquiring entity in a business combination to (1) recognize all assets acquired and liabilities assumed at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling (minority) interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. NYSE Euronext adopted the Business Combinations Topic on January 1, 2009.

Section 65 of Subtopic 10 in the Consolidation Topic of the Codification, which is to be retrospectively applied, requires entities to include noncontrolling (minority) interests in partially owned consolidated subsidiaries within shareholders’ equity in the consolidated financial statements. The Section also requires the consolidating entity to include the earnings of the consolidated subsidiary attributable to the noncontrolling interest holder in its income statement with an offsetting charge (credit) to the non-controlling interest in shareholders’ equity. NYSE Euronext adopted Section 65 of Subtopic 10 in the Consolidation Topic on January 1, 2009.

Section 65 of Subtopic 10 in the Derivatives and Hedging Topic of the Codification is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. The Subtopic applies to all derivative instruments within the scope of the Derivatives and Hedging Topic. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under the Derivatives and Hedging Topic. The Section amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in the Derivatives and Hedging Topic and generally increases the level of disaggregation that will be required in an entity’s financial statements. The Section requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. NYSE Euronext adopted Section 65 of Subtopic 10 in the Derivatives and Hedging Topic on January 1, 2009.

The Subsequent Events Topic of the Codification establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Topic, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. NYSE Euronext adopted the Subsequent Events Topic effective June 15, 2009.

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

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of September 30, 2009:

Dollars (in Millions)	Financial assets	Financial liabilities	Net Exposure	Impact (2) of a 100 bp adverse shift in interest rates (3)
Floating rate (1) positions in
Dollar	$111	$472	$(361)	$(3.6)
Euro	98	233	(135)	(1.4)
Sterling	229	—	229	(2.3)
Fixed rate positions in
Dollar	—	749	(749)	(26.1)
Euro	—	1,448	(1,448)	(72.6)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At September 30, 2009, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,448 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $26.1 million and $72.6 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in sterling, when interest rates in sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on September 30, 2009 positions, a hypothetical 1% decrease in sterling rates would negatively impact annual income by $2.3 million. Because NYSE Euronext is a net borrower in U.S. dollar and euro, when interest rates in U.S. dollar or euro increase, NYSE Euronext net interest and investment income decreases. Based on September 30, 2009 positions, a hypothetical 1% increase in U.S. dollar or euro rates would negatively impact annual income by $3.6 million and $1.4 million, respectively.

Currency risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the nine months ended September 30, 2009 is presented by primary foreign currency in the following table (in millions):

	Nine months ended September 30, 2009
	Euro	Sterling
Average rate in the period	$1.3671	$1.5435
Average rate in the same period one year before	$1.5217	$1.9477
Foreign denominated percentage of
Revenues	18%	11%
Operating expenses (1)	16%	6%
Operating income (1)	30%	46%
Impact of the currency fluctuations (2) on
Revenues	$(95.2)	$(148.6)
Operating expenses (1)	(73.9)	(66.2)
Operating income (1)	(21.3)	(82.4)

(1)	Excludes the NYSE Liffe Clearing Payment of €260 million ($355 million).

(2)	Represents the impact of currency fluctuation for the nine months ended September 30, 2009 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	September 30, 2009
	Position in euros	Position in sterling
Assets	€4,095	£2,725
of which goodwill	1,041	1,054
Liabilities	2,286	442
of which borrowings	1,144	—

Net currency position before hedging activities	€1,809	£2,283
Impact of hedging activities	—	30

Net currency position	€1,809	£2,313

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(265)	$(377)

As of September 30, 2009, NYSE Euronext was exposed to net exposures in euro and sterling of €1.8 billion ($2.6 billion) and £2.3 billion ($3.8 billion), respectively. NYSE Euronext’s borrowings in euro of €1.1 billion ($1.7 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of September 30, 2009, NYSE Euronext also had a £30 million ($49 million) sterling/dollar foreign exchange swap outstanding. This swap matured in October 2009. As of September 30, 2009, the fair value of this swap was inconsequential.

Based on September 30, 2009 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $265 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $377 million. For the nine months ended September 30, 2009, currency exchange rate differences had a positive impact of $397 million on NYSE Euronext’s consolidated equity.

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

During the first nine months of 2009, there was a change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During our most recent fiscal quarter, we continued the migration of our European locations to the accounting system used by our U.S. locations. We anticipate completing the migration by December 31, 2009, at which point we expect to operate on a single global system. This initiative will further strengthen the overall design and operating effectiveness of our internal control over financial reporting. This initiative is not in response to any identified deficiency or weakness in our internal control over financial reporting. We believe this change will favorably impact our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For the nine months ended September 30, 2009, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on August 7, 2009, Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 11, 2009, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2008, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.

In re NYSE Specialists Securities Litigation

On or about October 9, 2009, the NYSE, Lead Plaintiff CalPERS and Plaintiff Market Street Securities, Inc. reached an agreement, subject to court approval, pursuant to which all remaining claims of those parties against the NYSE would be dismissed with prejudice. The proposed settlement does not involve the payment of money to any party or counsel.

In addition to the matter described above and in the prior disclosures incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A.	Risk Factors

For the three months ended September 30, 2009, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, respectively, which disclosures are incorporated herein by reference. No other matters were reportable during this period.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Letter Agreement dated October 15, 2009 between NYSE Euronext and Mr. William E. Ford

10.2	Letter Agreement dated October 15, 2009 between NYSE Euronext and Mr. James J. McNulty

31.1	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: November 6, 2009	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer
NYSE Euronext