Form 10-K
period 2009-12-31
NYSE Euronext
filed 2010-03-01
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 001-33392

NYSE Euronext
(Exact name of registrant as specified in its charter)

Delaware	20-5110848
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)
11 Wall Street	10005
New York, N.Y.	(Zip Code)
(Address of principal executive offices)

(212) 656-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange Euronext Paris

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7 billion. As of February 18, 2010, there were 261 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NYSE Euronext’s Proxy Statement for its April 29, 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NYSE EURONEXT
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

i

In this Annual Report on Form 10-K, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AEX®,” “Alternexttm,” “ArcaBook®,” “ArcaVision®,” “Archipelago®,” “ Bclear®,” “CAC 40®,” “Cscreentm,” eGovDirect.com®,” “Euronext®,” “Euronext 100 Index®,” “Intellidex®,” ‘‘LIFFE CONNECT®,” “NSC®,” “NYFIX®,” “NYSE®,” “NYSE Bonds®,” “NYSE Broker Volume®,” “NYSE Composite Index®,” “NYSE Liffetm,” “NYSE MACtm,” “NYSE MAC Alertstm,” “NYSEnet®,” “NYSE OpenBook®,” “NYX®,” “SFTI®,” “SmartPooltm,” “UTPtm” and “Wombat®,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA®” and “Trade Reporting Facility®” are trademarks of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and are used under license from FINRA.

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

Our principal executive office is located at 11 Wall Street, New York, New York 10005 and our telephone number is (212) 656-3000. Our European headquarters are located at 39 rue Cambon, 75039 Paris, France, and our telephone number is +33 1 49 27 10 00. Our website is www.nyseeuronext.com. We are not incorporating the information on our website into this Annual Report on Form 10-K.

We make available free of charge, on or through our website, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Unless otherwise specified or the context otherwise requires:

•	“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (2) after completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as a national securities exchange.

•	“NYSE Arca” refers collectively to NYSE Arca, L.L.C., a Delaware limited liability company, NYSE Arca, Inc., a Delaware corporation, and NYSE Arca Equities, Inc., a Delaware corporation. NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.

•	“NYSE Amex” refers to NYSE Amex LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex LLC is registered with the SEC under the Exchange Act as a national securities exchange.

•	“Euronext” refers to NYSE Euronext’s market operations in Europe, including the European-based exchanges that comprise Euronext, N.V. — the Paris, Amsterdam, Brussels and Lisbon stock exchanges and, where the context requires, the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

ii

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under Item 1A. — “Risk Factors.”

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

iii

PART I

ITEM 1.	BUSINESS

NYSE Euronext is a leading global operator of financial markets and provider of innovative trading strategies. We offer a broad and growing array of products and services in cash equities, futures, options, swaps, exchange-traded products, bonds, market data and commercial technology solutions, all designed to meet the evolving needs of issuers, investors, financial institutions and market participants. We are also the world’s leading, most liquid equities exchange group. With more listed issues than any other exchange group, trading on NYSE Euronext’s equity markets represents approximately one-third of the world’s cash equities volume. As of December 31, 2009, 64 of the 2009 Fortune Global 100 companies were listed on NYSE Euronext.

Through 2009, we operated under two reportable segments: U.S. Operations and European Operations. U.S. Operations and European Operations consist of providing various services in our U.S. and European markets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

We operate the following businesses:

•	NYSE — the New York Stock Exchange, or NYSE, is the world’s premier listing venue and the leading and most liquid cash equities exchange in the world, based on aggregate market capitalization of listed operating companies and average daily value of Tape A trading as of December 31, 2009. The NYSE, one of the most recognized brand names in the world, is registered as a national securities exchange under the Exchange Act. In addition to common stock, preferred stock and warrants, the NYSE lists debt and corporate structured products such as capital securities, mandatory convertibles, repackaged securities (not including ETPs, as defined below), and has continued to attract listings of new types of structured products.

As of December 31, 2009, 1,924 operating companies were listed on the NYSE, including a cross-section of large, mid-size and small-cap U.S. and non-U.S. companies. These operating companies represented a total global market value of approximately $18.5 trillion, and represented approximately 90% and 80% of the publicly traded companies that constitute the Dow Jones Industrial Average and S&P 500 Index, respectively. As of December 31, 2009, 486 closed-end funds, with an aggregate market capitalization of approximately $159.7 billion, and 474 corporate structured products, with an aggregate market capitalization of approximately $191.8 billion, were listed on the NYSE.

•	Euronext — Euronext, the first integrated cross-border exchange, combines the stock exchanges of Amsterdam, Brussels, Lisbon and Paris into a single market. Issuers who meet European Union (“EU”) regulatory standards are qualified for listing on the regulated markets operated by Euronext. Euronext’s exchanges list a wide variety of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. All of Euronext’s markets are operated by subsidiaries of Euronext, each of which holds a national license as an exchange operator.

As of December 31, 2009, Euronext was Europe’s second largest stock exchange group based on aggregate market capitalization of listed operating companies and second largest stock exchange group based on the value of equities trading in the central order book. Euronext was one of the leading European markets for IPOs in 2009 by offer value (€1.9 billion). As of December 31, 2009, 1,472 operating companies were listed on Euronext, of which 1,274 were based in one of Euronext’s home markets.

•	NYSE Liffe — NYSE Liffe is the international derivatives business of NYSE Euronext. In 2009, NYSE Liffe was the second largest derivatives market in Europe by volume, and the second largest in the world by average daily value of trading. During 2009, average daily trading volume on NYSE Liffe was 4.1 million contracts with a value of €1.7 trillion, and, on an annual basis, 1.06 billion futures and options contracts were traded on NYSE Liffe with a total contract value of €433 trillion. The total volume of interest rate contracts declined 6.7% in 2009, equity products (single stocks and indexes) grew 9.3% and commodities declined 8.3%.

•	NYSE Arca — NYSE Arca is a fully electronic exchange in the United States for equities, exchange traded products (“ETPs”), including exchange traded funds (“ETFs”), exchange traded notes (“ETNs”), exchange-traded vehicles (“ETVs”), certificates and options. NYSE Arca is registered as a national securities exchange under the Exchange Act.

As of December 31, 2009, NYSE Arca had 738 primary ETF, 48 primary ETV, 89 ETN and 190 certificate listings, while trading all other eligible ETPs on an unlisted trading privileges basis. As of December 31, 2009, total assets under management of NYSE Arca’s ETP listings was approximately $772.6 billion.

•	NYSE Arca Europe — NYSE Arca Europe is a pan-European multilateral trading facility (“MTF”), operated by Euronext Amsterdam. NYSE Arca Europe offers a fully electronic, low latency trading platform for blue chip stocks from eleven European countries.

•	NYSE Alternext — NYSE Alternext operates our European markets for emerging growth companies. NYSE Alternext-listed companies are required to satisfy less stringent listing standards than companies listing on Euronext. Companies listing on NYSE Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Euronext. As of December 31, 2009, 125 companies were listed on NYSE Alternext. Since its launch, NYSE Alternext-listed companies have raised approximately €2.2 billion in proceeds and represent a total market capitalization of approximately €4.2 billion as of December 31, 2009.

•	NYSE Amex — NYSE Amex, formerly the American Stock Exchange, became part of NYSE Euronext in 2008 and is our U.S. listing venue for emerging growth companies. NYSE Amex enhances our scale in U.S. options and provides a listing venue for a broader class of companies than are qualified for listing on NYSE. As of December 31, 2009 391 operating companies, representing a total market capitalization of approximately $180.4 billion, and 138 closed-end funds, with an aggregate market capitalization of approximately $23.9 billion, were listed on NYSE Amex. NYSE Amex is registered as a national securities exchange under the Exchange Act.

•	NYSE Liffe US — NYSE Liffe US, LLC (“NYSE Liffe US”), our U.S. futures exchange, trades full and mini-sized gold and silver futures and options on futures contracts. During 2009, on average, approximately 17,700 precious metals contracts were traded each day. In September 2009, equity index futures products based on indexes licensed from MSCI Inc. began trading on NYSE Liffe US and traded approximately 1,700 contracts each day.

•	NYSE Technologies — NYSE Euronext operates a commercial technology business, NYSE Technologies, Inc. (“NYSE Technologies”). NYSE Technologies provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities that require next-generation performance and expertise for mission critical and value-added client services. NYSE Technologies’ advanced integrated solutions power the trading operations of global financial institutions and exchanges, including 16 non-NYSE Euronext markets in addition to all the exchanges in the NYSE Euronext group. NYSE Technologies operates four businesses: Global Market Data, which offers a broad array of global market information products covering multiple asset classes; Trading Solutions, which creates and implements high performance, end-to-end messaging software and real-time market data distribution and integration products; Exchange Solutions, which provides multi-asset exchange platform services, managed services and expert consultancy; and Global Connectivity, offering one of the world’s largest, most reliable financial transaction networks connecting firms and exchanges worldwide.

•	SmartPool — SmartPool is a European dark pool dedicated to the execution of institutional order flow that launched its trading services in February 2009. This new MTF, created in partnership with NYSE Euronext and three European investment banks (BNP Paribas, HSBC and J.P. Morgan), is operated by NYSE Euronext and has its own dedicated management team in London.

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

Clearing

NYSE Liffe Clearing — Following the launch of “NYSE Liffe Clearing” on July 30, 2009, NYSE Liffe assumed full responsibility for clearing activities for the U.K. derivatives market. In this regard, NYSE Liffe’s London Market operates as a self-clearing Recognized Investment Exchange and outsources certain clearing guarantee arrangements and related risk functions to LCH.Clearnet Limited (“LCH.Clearnet”), a U.K. recognized clearing house. In connection with the commencement of this arrangement, NYSE Euronext made a one-time €260 million ($355 million) payment to LCH.Clearnet as compensation for economic losses arising as a result of the early termination of previous clearing arrangements with LCH.Clearnet for NYSE Liffe’s London Market. As of December 31, 2009 and following the completion of a voluntary share redemption scheme by LCH.Clearnet Group Limited in November 2009, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital (increased from a 5% stake after other shareholders redeemed shares pursuant to the share redemption scheme) and the right to appoint one director to its board of directors.

New York Portfolio Clearing — During the third quarter of 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an exclusive arrangement to pursue a joint venture that is expected to be operational in the third quarter of 2010, subject to regulatory approval. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the New York Portfolio Clearing (“NYPC”) default fund. Pending Registered Derivatives Clearing Organization status approval from the U.S. Commodity Futures Trading Commission as well as other required regulatory approvals, NYPC initially will clear fixed income derivatives traded on NYSE Liffe US, with the ability to provide clearing services for other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology, TRS/CPS, to power its clearinghouse. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems.

Derivatives

Bclear — NYSE Liffe further extended its Bclear over the counter (“OTC”) wholesale service, which provides a simple and cost-effective way to register and process wholesale derivatives trades through NYSE Liffe to clearing at NYSE Liffe Clearing, with the launch of thirteen MSCI index futures in February 2009 and, in March 2009, with the launch of a range of soft commodity products. In 2010, we intend to further broaden the underlyings and products offered on this service.

NYSE Liffe US — In 2008 we expanded our U.S. derivatives business by launching a futures exchange in the United States, NYSE Liffe US, following from the acquisition of the precious metals franchise of the Chicago Board of Trade from the CME Group. In 2009, NYSE Euronext completed the sale of a significant equity stake in NYSE Liffe US to five external investors, Citadel Securities, GETCO, Goldman Sachs, Morgan Stanley and UBS. NYSE Euronext will remain the largest shareholder in the entity. NYSE Euronext will continue to manage the day-to-day operations of NYSE Liffe US, which will operate under the supervision of a separate board of directors. NYSE Euronext will continue to consolidate the financial reporting of this entity. In the third quarter of 2010, NYSE Liffe US plans to launch fixed income derivatives trading which will clear on NYPC, subject to regulatory approval. See “Products and Services — Order Execution — United States — Derivatives Trading — Futures.”

NYSE Amex Options — In October 2009, we agreed in principle on a framework to sell a significant equity interest in NYSE Amex options, one of our two U.S. options exchanges, to seven external investors, BofA Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS. Under the new framework, NYSE Euronext will remain the largest shareholder in the entity, which aims to enhance the competitive position of NYSE Amex options, while bringing competitive and operational benefits to the marketplace. The contemplated transaction calls for NYSE Euronext to continue to manage the day-to-day operations of NYSE Amex options, which would operate under the supervision of a separate board of directors and a dedicated chief executive officer. NYSE Euronext will continue to consolidate this entity for financial reporting purposes. We expect this transaction to close in 2010.

Cash Trading

We undertook several initiatives in early 2009 designed to capitalize on our position as operator of the world’s leading and most liquid equities markets.

Liquidity Aggregation — We are committed to improving execution quality and providing greater access to liquidity for our customers. In January 2009 we launched NYSE MatchPoint, an electronic equity trading facility that matches aggregated orders at pre-determined fixed times with prices that are derived from primary markets. NYSE MatchPoint’s portfolio-crossing technology will expand our ability to match baskets of stocks at pre-determined points in time during the after-hours market and eventually at any point during the day.

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

European MTFs — To respond to increasing competition from electronic communications networks following the European Commission’s adoption of the Markets in Financial Instruments Directive (“MiFID”), we have launched new European MTFs. In February 2009, we and our joint venture partners launched SmartPool, a new dark MTF for trading pan-European stocks, which currently trades stocks from 15 European markets, including NYSE Euronext’s four national markets. In addition, in the first quarter of 2009, we commenced operations of NYSE Arca Europe, an MTF for trading the most active pan-European stocks that are not already traded on NYSE Euronext’s four national markets.

Technology

NYFIX, Inc. — On November 30, 2009, we completed our acquisition, through NYSE Technologies, of NYFIX, Inc., a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition was approximately $144 million. This acquisition expands NYSE Euronext’s pre-trade product offering and global buy-side and sell-side communities. With the completion of the acquisition, the NYFIX FIX business, which incorporates the NYFIX Marketplace and the industry-leading FIX Software business, became part of the offerings of NYSE Technologies.

Alliances

With the most recognized brand names within the global exchange industry and among the world’s largest securities marketplaces, we are well-positioned to continue to play a leadership role in the ongoing consolidation of the industry through acquisitions and strategic alliances.

Qatar Exchange — In June 2009, we amended a Shareholders’ Agreement entered into in June 2008 with Qatar Holding (“QH”), the strategic and direct investment arm of Qatar Investment Authority (“QIA”), a Qatar governmental entity. The amended Shareholders’ Agreement represents a strategic partnership between us and the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market (“DSM”). The Qatar Exchange will continue to provide a market for cash equities, and the aim of management is also to create a new derivatives market. In addition, the Qatar Exchange will adopt the latest NYSE Euronext trading and network technologies, and we will provide certain management services to the Qatar Exchange at negotiated rates.

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid in four equal installments on each of the next four anniversaries of the closing date. QIA retained the remaining 80% ownership of the Qatar Exchange through QH, and the DSM was transferred to the new Qatar

Exchange. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Acquisition and Other Transactions.”

Other Exchanges — We are currently working with certain exchanges, particularly in Asia, on market development, information sharing and technology.

Products and Services

Order Execution

We provide multiple marketplaces for investors, broker-dealers and other market participants to meet directly to buy and sell cash equities, fixed income securities, ETPs and a broad range of derivative products. Based on average daily trades and average daily turnover, we are the world’s most liquid cash equities exchange group with approximately one-third of the world’s cash equities trading taking place on our exchanges.

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

United States — Cash Trading

In the United States, we offer cash trading in equity securities, fixed income securities and ETPs on the NYSE, NYSE Arca and NYSE Amex. We are able to offer our customers the option of using either auction trading with a floor-based component or electronic trading. In 2009, on a combined basis, our U.S. market centers achieved record volumes with a combined 2.9 billion shares traded daily and executed more matched Tape A volume than any other U.S. exchange.

Trading Platform and Market Structure — NYSE and NYSE Amex.  The NYSE and NYSE Amex markets combine both auction-based and electronic trading capabilities. These markets are intended to emulate, in a primarily automatic execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The markets build on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers’ ability to trade quickly and anonymously. We believe that the interaction of our automatic and auction markets also maintains opportunities for price improvement, while providing all investors, regardless of their size, with the best price when buying or selling shares.

Designated Market Makers (“DMMs”) on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Supplemental Liquidity Providers (“SLPs”) are a class of high-volume members incented to add liquidity on the NYSE in exchange for quoting requirements. Floor brokers act as agents on the trading floor to handle customer orders. DMMs and brokers use judgment to improve prices and enhance order competition, while interacting with the market electronically as well as manually. We believe that their judgment is particularly valuable in less liquid stocks and during the opening and closing of trading, as well as during times of uncertainty, for example, when a corporate announcement or an outside event could lead to market instability and price volatility.

During 2009, we continued to migrate our U.S. exchanges to a single universal trading platform (“UTP”). See “— Technology — NYSE Euronext’s Global Technology Group.”

Trading Platform and Market Structure — NYSE Arca.  NYSE Arca operates an open, all-electronic stock exchange for trading all U.S. listed securities (in addition to options, as discussed below). NYSE Arca also provides additional listing services for ETPs. NYSE Arca’s trading platform provides customers with fast electronic execution and open, direct and anonymous market access. In 2006, NYSE Arca established the Lead Market Maker (“LMM”) program whereby the LMM functions as the exclusive market maker in NYSE Arca primary listings. Selected by the issuer, the LMM must meet minimum performance requirements determined by NYSE Arca, which include percentage of time at the national best bid and offer, average displayed size and average quoted spread, and supports the NYSE Arca opening and closing auctions. During 2009, approximately 1.7 billion shares were handled daily through NYSE Arca’s trading platform.

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

United States — Derivatives Trading and Clearing

Options.  NYSE Arca and NYSE Amex operate marketplaces for trading options on exchange-listed securities. The underlying securities are listed on the NYSE, NYSE Arca, NYSE Amex and Nasdaq. These option market centers include trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. During 2009, the market’s combined options businesses traded an average of 2.6 million contracts each day on approximately 2,500 underlying stocks.

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

In the first quarter of 2009, we relocated NYSE Amex’s options trading floor operations to the NYSE options trading floor and transitioned from the NYSE Amex-supported technology to NYSE Euronext-supported technology for electronic options trading.

Futures.  NYSE Liffe US received Designated Contract Market (“DCM”) status in August 2008 and began trading of full and mini-sized gold and silver futures and options on futures contracts in September 2008. In October 2008, NYSE Liffe US selected The Options Clearing Corporation to provide clearing services from the end of March 2009. The precious metals contracts provide a point of entry for NYSE Euronext into the U.S. futures market and complement the existing commodities futures franchise at NYSE Liffe. In the third quarter of 2010, NYSE Liffe US plans to launch fixed income derivatives trading which will clear on NYPC, subject to regulatory approval. In the fourth quarter of 2009, leading global banks and liquidity providers made an equity investment in NYSE Liffe US.

Europe — Cash Trading

Euronext is Europe’s second largest cash market based on average daily trades and average daily turnover. The cash trading business unit comprises trading in equity securities and other cash instruments including funds, bonds, warrants, trackers and structured funds. During 2009, on an average day, 1.4 million trades were executed on Euronext exchanges for all cash instruments, while the total number of trades in all cash instruments amounted to 350 million.

Trading Platform and Market Structure.  Cash trading on Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris takes place via the UTP following the successful migration of these markets from the Nouveau Système de Cotation in 2009.

Cash trading on Euronext is governed both by a single harmonized rulebook for trading on each of Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris and by the various non-harmonized Euronext Rulebooks containing local exchange-specific rules. Euronext’s trading rules provide for an order-driven market using an open electronic central order book for each traded security, various order types and automatic order matching and a guarantee of full anonymity both for orders and trades. At the option of the listed company, trading of less-liquid listed securities on the European markets can be supported by a Liquidity Provider (“LP”) who is either an existing member of Euronext and/or a corporate broker. The LP is dedicated to supporting the trading in less-liquid small and mid-sized companies to foster regular trading and minimize price volatility.

Trading Members.  The majority of Euronext’s cash trading members are brokers and dealers based in Euronext’s marketplaces, but also include members in other parts of Europe, most notably the United Kingdom and Germany. Between 2002 and 2009, the share of trading from outside Euronext’s four domestic equities markets (Paris, Brussels, Amsterdam and Lisbon) increased from approximately 20% to 55%, reflecting the increasing internationalization of our client base.

Clearing and Settlement.  Clearing and settlement of trades executed on Euronext are handled by LCH.Clearnet S.A. (for central counterparty clearing), Euroclear Group (for settlement of cash equities except for Lisbon trades) and Interbolsa (for settlement of Lisbon cash equities). Interbolsa is one of our wholly-owned subsidiaries. LCH.Clearnet S.A. and Euroclear are independent entities that provide services to Euronext pursuant to contractual agreement. We have a minority ownership interest in, and board representation on, LCH.Clearnet Group Limited and Euroclear. Clearing for trades executed on NYSE Arca Europe takes place on EuroCCP, a London-based subsidiary of DTCC. Concerning SmartPool, trades on NYSE Euronext listed stocks are cleared by LCH.Clearnet S.A., and trades on non-NYSE Euronext listed stocks are cleared by EuroCCP.

Europe — Derivatives Trading and Clearing

NYSE Liffe.  NYSE Liffe is the international derivatives business of NYSE Euronext, with customers in numerous countries worldwide. NYSE Liffe offers customers the advantages of one of the most technologically-advanced derivatives trading platforms and one of the widest choices of products of any exchange. Through a single electronic trading platform, NYSE Liffe offers customers access to a wide range of interest-rate, equity, index, commodity and currency derivative products. NYSE Liffe also offers its customers the pioneering Bclear and Cscreen services, which bridge the listed and over-the-counter markets. Across these trading platforms, NYSE Liffe conducted business with an average daily value of €1.7 trillion during 2009, making it the world’s second largest derivatives exchange by average daily value of trading and Europe’s second largest derivatives market by volume. In equity derivatives alone, NYSE Liffe conducted business with an average daily value of €28.5 billion in 2009.

Trading Platform and Market Structure.  NYSE Liffe’s full service electronic trading platform features an open system architecture which, through an Application Programming Interface (“API”), allows users to access our system for trading or for view-only purposes. Traders commonly access our system via one of the many front-end trading applications that have been developed by independent software vendors, and this has enabled our distribution to grow continuously with widespread adoption around the world. These applications are personalized trading screens that link the user to the market via an API, which allows users to integrate front/back office trading, settlement, risk management and order routing systems.

NYSE Liffe’s trading platform has been designed to handle significant order flows and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor. NYSE Liffe intends to upgrade its technology during 2010 to the UTP. See “Technology — NYSE Euronext’s Global Technology Group.”

Products Traded.  A wide variety of products are traded on NYSE Liffe. NYSE Liffe’s core product line is its portfolio of short-term interest rate (“STIR”) contracts with its principal STIR contracts based on implied forward rates denominated in euro and sterling. Trading volumes in NYSE Liffe’s flagship product in this area, the Euribor Contract, have grown as the euro has increasingly established itself as a global reserve currency. Overall, NYSE Liffe offers over 1,250 derivatives products, including 17 interest rate contracts on five currencies, equity futures and options on approximately 1,100 leading global stocks traded either through LIFFE CONNECT or Bclear (including a wide range of underlyings not listed on NYSE Euronext), 89 index products covering national and international indices and a wide range of soft and agricultural commodity derivatives.

OTC Services.  Customers who might normally use the OTC market to trade equity derivatives have the ability to process transactions cheaply and efficiently using NYSE Liffe’s wholesale services — Bclear and Cscreen. Through these services, NYSE Liffe offers a flexible, secure, simple and cost-effective way of conducting wholesale equity derivatives trades. NYSE Liffe is expanding the Bclear service to other asset classes to meet customer demand.

Bclear provides OTC equity derivatives market participants a means of registering, processing and clearing wholesale equity derivatives within the secure framework of an exchange and clearinghouse. Through Bclear, users can register OTC business for trade confirmation, administration and clearing as an exchange contract, while retaining the flexibility to specify contract maturity, exercise price and settlement method. As evidence of Bclear’s increasing popularity within the derivative trading industry, equity derivative contract volumes processed through Bclear increased by 36.7% in 2009, compared to 2008.

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

Clearing and Settlement.  In May 2009, NYSE Liffe received regulatory approval to take responsibility for clearing activities in its London market through the creation of NYSE Liffe Clearing. NYSE Liffe Clearing launched operations in July 2009 and became the central counterparty, and thereby earning clearing revenues, in respect of contracts entered into by clearing members on NYSE Liffe’s London Market. As well as opening up a new revenue stream for NYSE Euronext, NYSE Liffe Clearing allows NYSE Liffe to respond to changing customer needs in this increasingly important arena quickly and effectively. In entering the clearing business, NYSE Liffe has access to new business opportunities, is able to invest in clearing technology and services and can innovate more effectively and with a faster time to market to take advantage of new opportunities which are opening up in the clearing and post trade area.

As part of the arrangements between NYSE Liffe and LCH.Clearnet to establish NYSE Liffe Clearing, the parties entered into a termination agreement providing for the payment to LCH.Clearnet of approximately €260 million ($355 million), which NYSE Euronext paid in July 2009 in conjunction with the launch of NYSE Liffe Clearing, to compensate LCH.Clearnet for economic losses arising as a result of the early termination of its previous clearing arrangements with LCH.Clearnet for NYSE Liffe’s London Market. LCH.Clearnet will continue to provide certain services to NYSE Liffe’s London Market for a base annual fee plus certain amounts to reflect inflation and an increase in the volume of trades on the London market of NYSE Liffe over time. The primary obligation of LCH.Clearnet under the agreement is to accept the novation from NYSE Liffe’s London Market of the defaulting contracts of a NYSE Liffe clearing member and to manage such member’s positions under its default rules. LCH.Clearnet continues to provide risk management, guarantee and default management services to NYSE

Liffe’s London Market and therefore offset NYSE Liffe’s credit exposure. Clearing and settlement of contracts executed on NYSE Liffe’s markets in Amsterdam, Brussels, Lisbon and Paris are handled by LCH.Clearnet S.A. (as central counterparty) pursuant to contractual agreement. As of December 31, 2009, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors. See Item 1A — “Risk Factors — Risks Relating to Our Business— Our business may be adversely affected by risks associated with clearing activities.”

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

Listings

Through our listing venues — the NYSE, NYSE Arca and NYSE Amex in the United States, and Euronext and NYSE Alternext in Europe — we are the leading global exchange brand and a premier capital-raising venue. We constantly seek to optimize our listing standards to make sure we are offering a range of listing venues to companies across the growth cycle. As of December 31, 2009:

•	Our exchanges were home to over 3,700 listed operating companies including cross listings from 58 countries.

•	Companies listed on our exchanges represented approximately 90% and 80% of the publicly traded companies that constitute the Dow Jones Industrial Average and S&P 500 Index, respectively, and 50% of the companies comprising the EUROSTOXX 50 Index.

•	We listed, on a primary or secondary basis, 64 of the 2009 Fortune Global 100 companies.

•	Including cross-listings, NYSE Euronext’s ETP business listed 1,235 ETFs, 122 ETVs, 94 ETNs and 11,912 certificates and warrants, across approximately 90 different ETP issuers. Assets under management for ETPs (excluding certificates and warrants) listed on NYSE Euronext were approximately $930 billion.

In 2009, our U.S. and European equities markets attracted 177 new listings, including operating companies, closed-end funds, REITs and corporate structured products. IPOs on our markets raised a total of approximately $55.4 billion in proceeds, including proceeds from operating companies, closed-end funds, REITs and structured products. Excluding structured products, IPOs on our markets raised a total of approximately $24.5 billion.

In addition in 2009, our U.S. and European ETP businesses attracted 214 new ETFs, 7 new ETVs, 13 new ETNs and 27,110 new certificates and warrants to our exchanges.

United States

We offer our listed companies in the United States a comprehensive suite of services to increase their visibility with existing and prospective investors, to expand their capital market intelligence and to provide educational services and best practices solutions. These services leverage web-based technology, unique analytics and NYSE-sponsored programs. For example, the NYSE sponsors virtual forums, as well as domestic and international conferences, to provide issuers access to global institutional and retail investors. These services include the NYSE Market Access Center (“MAC”), MAC Alerts and MAC Capital Markets desk. The NYSE MAC is a comprehensive investor relations and market intelligence service for senior executives at certain NYSE-listed companies. The NYSE MAC, which offers an electronic alerts system and NYSE-based market professionals, is designed to provide timely access to market-moving information such as analysts’ rating changes, earnings announcements, companies added or deleted from major indexes and pre-and post-market trading activity. Additionally, NYSEnet, a password-protected website for senior executives, provides data relating to proprietary trading, institutional ownership and market activity. A market focus report is delivered to issuers at the beginning, middle and end of each day to provide a summary of daily trading activity. The NYSE has also developed eGovDirect.com, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically. We also entered into partnership agreements with Thomson Reuters and Ipreo to provide stockholder information and web hosting offerings to our customers. Additionally, in connection with listings, we on occasion commit to provide advertising, investor education and other services to issuers. We expect to continue to invest in products and services for the benefit of our listed companies.

In 2008, we adopted new initial listing standards on the NYSE. These standards were designed to capture a larger percentage of qualified issuers and attract more emerging growth companies as a competitive alternative to Nasdaq OMX, particularly with respect to technology companies. Growth companies will be able to leverage many of the unique and innovative benefits that are provided to NYSE-listed companies, including an affiliation with one of the world’s leading brands, a dedicated liquidity provider, exceptional market quality and a wide range of value-added products and services.

Europe

We have developed a broad range of services to meet the needs of Euronext listed companies. Each Euronext issuer receives personalized support through a team of dedicated account managers. In 2009, Euronext enriched its service offering for listed companies with ExpertLine, a continuous push and pull communication and information platform. Located directly in the trading room and managed by a multidisciplinary team of experts, ExpertLine provides listed companies with real-time responses to topics relating to listing and stock trading. Companies listed on Euronext also benefit from secure online tools, such as “Mylisting.euronext.com,” a web-based technology that provides real time information and data on listed stocks and offers issuer-customized alerts and a range of other services. We offer training workshops and information sessions to better inform and educate issuers on new regulations and related legal matters, as well as practical guidance on investor relations and communication matters.

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

On July 1, 2009, the calculation used to determine the annual fees paid by domestic European issuers was amended. Previously, all companies were charged based on their market capitalization and the number of shares outstanding. For the revised fee calculation, companies with market capitalizations of less than €150 million will be billed on number of shares outstanding only. Companies with market capitalizations greater than €150 million will be billed on shares outstanding and market capitalization, as was previously the case, with the total cap on annual fees increasing from €22,000 to €50,000. In addition to changes to the annual fee calculation, amendments were made to the 2009 fee book clarifying billing amounts to ensure consistency between the domestic markets for several different types of transaction types including stock dividends, bonds and multiple listings within the Euronext family.

Global Market Data

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

United States

In the United States, we provide two types of market data products and services: core data products, or those governed by NMS plans, and non-core, or proprietary, data products.

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

Last sale prices and quotes in NYSE-listed, NYSE Amex-listed and NYSE Arca-listed securities are disseminated through Tape A and Tape B, which constitute the majority of our market data revenues. We also receive a share of the revenues from Tape C, which represents data related to trading of certain securities (including ETPs) that are listed on Nasdaq. Over the past two decades, we have expanded our market data business by accessing new customers, in particular nonprofessional subscribers and cable television audiences.

Non-Core Data Products.  We make certain market data available independently of other markets, which is known as non-core, or proprietary, data. We package this type of market data as trading products (such as NYSE OpenBook, through which the NYSE makes available all limit orders) and analytic products (such as TAQ Data, NYSE Broker Volume and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics). These products are proprietary to us, and we do not share the revenues that they generate with other markets.

Revenues for our proprietary data products have grown over the last few years, driven in large part by the success of NYSE OpenBook, which the NYSE introduced in 2002. The advent of trading in penny increments and the increased use of “black box” trading tools accelerated the success of NYSE OpenBook.

NYSE Real-Time Reference Prices is a data product that enables Internet and media organizations to buy real-time, last sale prices from the NYSE and provide it broadly and free of charge to the public. Google Finance and CNBC were the first organizations to make the product available to the public. NYSE Arca last sale prices are made available through this product.

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

Real-Time Market Data.  Our main data services offering involves the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on the cash and derivatives markets of Euronext, as well as information about Euronext’s indexes. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indexes), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector.

Other Information Products.  In addition to real-time market data, Euronext also provides historical and analytical data services as well as reference and corporate action data services.

Through NextHistory, we offer professionals in the financial industry access to historical data for all of our European markets via the Internet or DVD. Through our Index File Service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indexes and precise details of changes in index levels and constituent share prices.

Our market snapshots service in Europe provides full market overviews — including, but not limited to, quotes, prices and volumes relating to the full array of financial instruments traded on Euronext — at fixed times every trading day. Through our Masterfiles service, we offer comprehensive information on the characteristics of all warrants and certificates for listed securities on Euronext markets. Another service delivers information concerning corporate actions to the market.

Our TradeCheck service is designed to help buy side and sell side firms to demonstrate best execution to their customers and regulators. The product is web-based and allows users to perform post trade (T+1) verifications via three services: execution quality analysis, transaction quality analysis and order book replay. TradeCheck encompasses all the main markets of the European Economic Area that are covered by MiFID.

Finally, we publish a number of daily official price lists, such as the Cote officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.

Corporate News Distribution and Investor Relations Services.  In 2006, Euronext acquired Companynews and Hugin AS in order to meet the demand for specialized services in corporate news distribution resulting from the European Transparency Directive, which took effect in January 2007. This Directive requires that listed companies adhere to minimum requirements in disclosing price sensitive information. The business today operates under a single company, Hugin B.V., and a single brand, Hugin. On October 14, 2009, NYSE Euronext closed a transaction with Thomson Reuters to sell Hugin Group B.V. As part of the agreement, Thomson Reuters and NYSE Euronext will expand their strategic partnership in offering value-added services to the issuer community.

Indexes & Index Services

We own and operate over 450 benchmark and strategy indexes that measure different segments of the NYSE Euronext and global markets. We have licensed many of our indexes to asset managers for use in ETFs that are listed on our exchanges. As of December 31, 2009, such traded products represented over $17 billion in assets under management. Index licensing for the listed and OTC structured product markets has grown at double-digit rates over the last few years in both Europe and the United States.

In 2009, we created new 25 proprietary indexes including the NYSE Euronext Iberian Index, NYSE US Treasuries Indexes and AEX and CAC 40 Equal Weight Indexes.

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

NYSE Indexes.  We maintain 12 NYSE benchmark indexes. NYSE established its first index, the NYSE Composite Index, in 1966 to provide a comprehensive measure of the performance of all of the common stocks listed on the NYSE. Four other NYSE-branded indexes were launched in June 2002, followed by three single-sector indexes, all of which are composed entirely of NYSE-listed companies. Four U.S. Treasury indexes were launched under the NYSE brand in 2009, covering the two-, five-, ten- and thirty-year treasury markets.

Euronext Indexes.  Through our European subsidiaries, we maintain and improve approximately 200 existing indexes, including the flagship AEX, BEL 20, CAC 40, PSI 20 and Euronext 100 indexes, and develop new ones when added value for market participants is identified. Companies listed on Euronext are indexed according to size, segments and sectors, per national market as well as Euronext-wide.

NYSE Arca Indexes.  NYSE Arca has over 30 index offerings. The NYSE Arca indexes provide measurement tools for all types of investment categories regardless of listing venue. Many of the indexes are widely followed as the bases for ETPs, structured products and listed index options.

NYSE Amex Indexes.  We maintain six NYSE Amex benchmark indexes. NYSE Amex established the NYSE Amex Composite Index in 1995 to provide a comprehensive measure of the performance of all of the common stocks and closed-end funds listed on NYSE Amex. There are five subsector indexes that comprise the NYSE Amex Composite Index, which cover the Financial, Industrial, Technology, Health Care and Natural Resources sectors.

Intellidex Indexes.  We also own the Intellidex indexes, which consist of 40 indexes covering the U.S. listed marketplace and various sectors, industries and size and style boxes. We have exclusively licensed these indexes to INVESCO PowerShares Capital Management LLC to use as the underlying indexes for ETFs in the United States.

Technology

Technology is a key component of our business strategy, and we regard it as crucial to our success. We plan to implement our technology solutions to enable us to use our infrastructure to build an open platform and apply technology to lower client costs. Our technological initiatives are focused on satisfying the following objectives:

•	Functionality — Our technologies are designed to support business-driven requirements and should be delivered on a timely basis with minimal defects. We continually assess the need to enhance our functionality in response to changing customer needs and evolving competitive and trading environments. In addition, our technologies must provide for regulatory effectiveness and are designed to support market surveillance and enforcement.

•	Performance — Our trading technologies are designed to provide fast and competitive response times, which are critical to operating successful electronic markets. We continually evaluate system performance in terms of its speed, reliability, scalability and capacity.

•	Capacity/Scalability — Our systems must be highly scalable, enabling us to meet anticipated growth in trading multi-asset classes in multiple markets by participants globally. We are committed to investing in systems capacity to ensure that our markets can maintain investor access during unusual peaks in trading activity or in response to other business-driven requirements.

•	Reliability — Our systems are designed to be reliable and resilient to maintain investor trust and confidence. We continually evaluate our business continuity plans, including the availability and functionality of back-up data centers and back-up trading floors.

•	Total cost of ownership — We believe that our systems and operating environment should be managed with a competitive cost structure.

NYSE Technologies

NYSE Euronext’s commercial technology businesss, NYSE Technologies, provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities that require next-generation performance and expertise for mission critical and value-added client services. NYSE Technologies operates four businesses:

•	Global Market Data — See “— Products and Services — Global Market Data.”

•	Trading Solutions — In March 2008, NYSE Euronext acquired Wombat Financial Software Inc. NYSE Technologies has now incorporated these products and solutions in the Trading Solutions business, which provides software solutions for the trading operations of hundreds of exchanges and global financial institutions. NYSE Technologies’ Market Data Platform provides real-time market data distribution and integration comprising high performance messaging middleware and sub-millisecond connectivity to global markets with numerous high speed direct exchange and aggregated vendor feed handlers.

•	Exchange Solutions — In August 2008, NYSE Euronext acquired the remaining 50% of Atos Euronext Market Solutions (“AEMS”), a leading global provider of technology solutions and managed services for exchanges, clearing houses, banks and intermediaries. NYSE Technologies Exchange Solutions business provides international exchange clients with platforms to support dynamic, growing markets at the best price points possible, while ensuring market integrity and access to a truly global network.

•	Global Connectivity — NYSE Technologies operates the Secure Financial Transaction Infrastructure (“SFTI”), a rapidly expanding physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe. SFTI connects all NMS market centers in the United States and is expanding to link major and emerging markets around the globe.

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

NYSE Euronext’s Global Technology Group

NYSE Euronext is integrating its technologies globally to establish a single UTP, a multi-market, multi-geography and multi-regulation exchange platform for all NYSE Euronext markets (cash and derivatives in both the U.S. and Europe). This global technology initiative involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and acquisitions. This initiative will involve the simplification and convergence of our systems into a single global electronic trading platform system, with equities- and derivatives-specific versions. We began this initiative in 2007 and have completed the migration of our European cash market to UTP. We are currently in the process of migrating our U.S. platforms to a common customer gateway, a key component of our UTP architecture that will provide a single method for market participants globally to access our markets, products and services. In the final phase of our platform integration, we intend to integrate our European and U.S. derivatives platforms into the UTP. We began the final phase of the roll-out of the program to all of our markets in 2009 and expect it to be completed in 2010.

Data Centers

To enhance the capacity and reliability of our systems, we have established data centers in Boston, Chicago, New York, San Francisco and Northern New Jersey totaling approximately 125,000 sq. ft. in size. Our European business is supported by data centers in London (12,900 sq. ft.) and Paris (15,600 sq. ft.). We are in the process of consolidating our data centers in the United States and Europe, and have commenced construction of two new global data centers, which we expect to complete by the end of 2010.

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

Intellectual Property

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. However, we do not engage in any material licensing of these patents, nor are these patents, individually or in the aggregate, material to our business. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, web sites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods.

Employees

As of December 31, 2009, we employed 3,367 full-time equivalent employees. Overall, we consider our relations with our employees, as well as our relations with any related collective bargaining units or worker’s councils, to be good.

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

We also face intense price competition. Our competitors have and may continue to seek to increase their share of trading by reducing their transaction fees, by offering larger liquidity payments or by offering other forms of financial incentives. As a result, we could lose a substantial percentage of our share of trading if we are unable to price transactions in a competitive manner, or our profit margins could decline if we reduce or otherwise alter our transaction pricing.

Derivatives.  NYSE Liffe US, NYSE Arca and NYSE Amex face considerable competition in derivatives trading. Their principal U.S. competitors are the CME Group Inc., Chicago Board Options Exchange (“CBOE”), the International Securities Exchange, BATS, the Boston Options Exchange and the Nasdaq OMX. The CBOE is in the process of demutualizing, which may enhance its ability to compete more effectively.

NYSE Liffe US also experiences substantial competition in its futures business. Its primary competitors include the incumbent exchange groups, IntercontinentalExchange and the CME Group Inc., which acquired NYMEX in 2008, as well as start-ups such as ELX Futures, L.P., backed by a consortium of banks and other market participants.

Europe

In Europe, we face significant and growing competition from trading services provided by a wide array of alternative off-exchange trading venues. We also face competition from large brokers and customers, who have the ability to divert trading volumes from us in one of two ways. First, large banks may assume the role of principal and act as counterparty to orders originating from retail investors, thus “internalizing” order flow that would otherwise be traded on an exchange. Second, banks and brokers may enter into bilateral trading arrangements by matching their respective order flows, thus bypassing our markets. Furthermore, we compete with an array of automated multi-lateral trading platforms, such as BATS, Turquoise, Nasdaq OMX and Chi-X. The competitive pressure from these alternative venues is likely to remain very strong in the future.

Derivatives.  NYSE Liffe competes with a number of international derivatives exchanges, most notably Eurex, which is the derivatives platform operated by Deutsche Börse, the CME Group Inc. and the OTC markets. Our BlueNext joint venture competes with a number of international derivatives exchanges, including the European Climate Exchange (running on ICE systems), Eurex and the CME Group Inc., in the trading of CO2 emission allowances, and Nasdaq OMX, that already holds a European operator, Nord Pool, recently announced that it intends to expand into energy and carbon derivatives.

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

Financial Information About Segments and Geographic Areas

For financial information regarding our operating and geographic segments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data.”

NYSE Euronext on Corporate Responsibility

At NYSE Euronext, we are committed to sustainable development by integrating workplace, community, market and environmental concerns into business operations and interactions with stakeholders. As such we seek to create long term benefits for our business relationships, shareholders, customers, employees, constituents and the communities in which we operate. We believe that fulfilling our corporate responsibility demands high ethical standards and a culture that values honesty, integrity and transparency in all that we do.

We are committed to financial literacy and investor education, and participated in initiatives for youths and adults and developed relationships with new partners, including listed companies, who contributed to effecting broad-based public outreach on topics such as entrepreneurship and job creation. We also partner with our listed companies at all levels of advocacy on important public policy matters that impact investors and public companies. Additionally, in furtherance of our commitment to sustainability issues, we became a member of the Corporate Responsibility Officers Association and occupied a seat on the organization’s board.

We will continue to participate in the debate and dialogue on the global economic recovery, working to ensure that all market participants are properly heard and represented and that the new emerging landscape provides for the integrity and confidence inherent to an effective economic framework and properly functioning capital markets. In addition to joining with our listed companies on important endeavors, we provide global recognition through highly visible bell ringing events and serve as a public forum for the exchanging of new ideas and opportunities on sustainability and responsibility.

Moving forward, NYSE Euronext intends to introduce new programs and initiatives that positively impact the lives, actions and environment of its employees and many people throughout the world. These values are also embedded in our corporate guidelines, serve as a framework to ethical decision making and practices and are inherently apparent in our strategic business initiatives.

NYSE Euronext is also committed to being a “good citizen” wherever we operate, that is caring about the well being and development of the communities we work in. As such, NYSE Euronext financially supported and motivated its workers to become volunteers in a number of community organizations both in the United States and Europe.

Additionally, NYSE Euronext has been focused on identifying and minimizing its environmental impact and is in the process of developing an Environmental Policy. As a company, we will continue to provide the markets with solutions that also address these concerns with investments such as Bluenext, which is a market-based carbon-trading solution to curbing emissions.

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

Broker-dealers must also register with the SEC, and members must register with an SRO, submit to federal and SRO regulation and perform various compliance and reporting functions.

Three subsidiaries, NYSE, NYSE Arca and NYSE Amex, as SROs, are registered with, and subject to oversight by, the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. The regulatory functions of our U.S. securities exchanges are performed by NYSE Regulation, acting through its own staff and, for certain functions, utilizing staff of Financial Industry Regulatory Authority, Inc., or FINRA (formerly known as National Association of Securities Dealers, Inc., or “NASD”), pursuant to an agreement.

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

Financial, operational and sales practice oversight over the members of our U.S. securities exchanges is generally conducted by FINRA. The remaining regulatory functions of our U.S. securities exchanges are performed by NYSE Regulation, Inc., an indirect not-for-profit subsidiary of NYSE Euronext. NYSE Regulation, employing approximately 269 people as of December 31, 2009, consists of the following divisions:

•	Arca Regulation;

•	Listed Company Compliance;

•	Market Surveillance;

•	Enforcement; and

•	Regulation Administration.

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

Europe

Euronext operates exchanges in five European countries. Each of the Euronext exchanges and Euronext N.V. holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the finance ministry in the relevant European country. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to memoranda of understanding relating to the cash and derivatives markets.

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

At the time that Euronext was formed in 2000, Euronext N.V. received from the Dutch authorities a joint exchange license together with Euronext Amsterdam to operate regulated markets, which means that it is also subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, or “AFM”). Powers of the Dutch Minister of Finance and the AFM include a veto or approval rights over (i) the direct or indirect acquisition of more than 10% of the shares in a market operator, (ii) the appointment of the policy makers of the market operators, (iii) any mergers, cross-shareholdings and joint ventures and (iv) any actions that may affect the proper operation of the Dutch exchanges.

National Regulation

Euronext’s European market operators hold licenses for operating the following EU regulated markets:

•	Euronext Amsterdam operates two regulated markets: one stock market (Euronext Amsterdam) and one derivatives market (Euronext Amsterdam Derivatives Market, i.e., the Amsterdam market of NYSE Liffe);

•	Euronext Brussels operates two regulated markets: one stock market (Euronext Brussels) and one derivatives market (Euronext Brussels Derivatives Market, i.e., the Brussels market of NYSE Liffe);

•	Euronext Lisbon operates two regulated markets: one stock market (Euronext Lisbon) and one derivatives market (Euronext Lisbon Futures and Options Market, i.e., the Lisbon market of NYSE Liffe);

•	Euronext Paris operates three regulated markets: one stock market (Euronext Paris) and two derivatives markets (MONEP and MATIF, i.e., the Paris market of NYSE Liffe); and

•	LIFFE Administration and Management operates one regulated market, a derivatives market (the London International Financial Futures and Options Exchange, i.e., the London market of NYSE Liffe). Through the NYSE Liffe Clearing transaction, the London market of NYSE Liffe became the central counterparty to trades on its market.

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

NYSE Liffe

LIFFE (Holdings) plc, a U.K. company, is governed by the U.K. Companies Act of 2006. LIFFE (Holdings) has three principal regulated subsidiaries in the United Kingdom: LIFFE Administration and Management, LIFFE Services Ltd. and Secfinex Ltd.

LIFFE Administration and Management (the London market of NYSE Liffe) administers the markets for financial and commodity derivatives in London, which are overseen by the U.K. Financial Services Authority (“FSA”). In the United Kingdom, financial services legislation comes under the jurisdiction of Her Majesty’s Treasury, while responsibility for overseeing the conduct of regulated activity rests with the FSA. LIFFE Administration and Management is designated as a self-clearing recognized investment exchange pursuant to the U.K. Financial Services and Markets Act 2000.

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

Companies may apply for admission to listing in one or more jurisdictions in which a Euronext market is located. Since the introduction of the Single Order Book, the liquidity of the multi-listed companies in Amsterdam, Brussels and Paris is concentrated as each such company is given a single security code regardless of where it is listed. However, a single point of entry for issuers allows investors from other Euronext countries to have access to the order book for trading purposes. The settlement processes may still differ among the various Euronext markets but are being integrated and harmonized within the Euroclear group settlement systems, with the exception of the Portuguese market for which settlement activities will continue to be performed by Interbolsa.

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

Real time monitoring of the markets is performed by Cash Market Operations (“CMO”) and, for derivatives markets, by NYSE Liffe Market Services (“NLMS”). CMO and NLMS are the day-to-day first lines of contact for all market participants (members, issuers and regulators) in respect of operational issues. They monitor day-to-day activity and can take immediate action to maintain fair and orderly markets. This monitoring triggers preventative and immediate action when the functioning of the orderly market is threatened and market rules are not complied with.

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

CMO and NLMS enforce all rules relating to trading activity on a real time basis. In this manner, suspected cases of market abuse are reported to the competent regulator (who is responsible for enforcing the Market Abuse Directive provisions in accordance with national laws and regulations) and possible infringements of Euronext rules are reported to the Market Integrity Department of Euronext.

The Market Integrity Department is also responsible for the conduct of on-site member inspections and investigations, and handles infringements of Euronext rules through enforcement action.

Additional Regulation

The rules set forth below apply to an acquisition of a direct or indirect interest in NYSE Euronext, and in the case of our European markets, our European market operator subsidiaries. These rules are in addition to shareholder reporting rules applicable to listed companies generally.

•	Under our charter, no person (either alone or together with its related persons) may beneficially own shares of our common stock representing in the aggregate more than 20% of the total number of votes entitled to be cast on any matter; and no person (either alone or together with its related persons) shall be entitled to vote or cause the voting of shares of our common stock representing in the aggregate more than 10% of the total number of votes entitled to be cast on any matter, and no person (either alone or together with its related persons) may acquire the ability to vote more than 10% of the total number of votes entitled to be cast on any matter by virtue of agreements entered into by other persons not to vote shares of our outstanding capital stock.

•	Under Dutch law, no shareholder may hold or acquire, directly or indirectly, or try to increase its stake to more than 10% of a recognized market operator without first obtaining a declaration of no-objection from the Dutch Minister of Finance.

•	Under French law, the acquisition and divesture by any person or group of persons acting in a concerted manner of 10%, 20%, 33 1/3% or 50% of Euronext Paris shares or voting rights must be authorized by CECEI. By exception to the above, in the event that the acquisition or divesture of shares takes place outside of France between non-French persons, such acquisition or divesture need only be notified to the CECEI, which, if it determines that such transaction could adversely affect the fit and proper management of Euronext Paris, could decide to review and amend Euronext’s credit institution license.

•	Also under French law, any person or group of persons acting in a concerted manner who acquires Euronext Paris shares or voting rights in excess of 10%, 20%, 33 1/3%, 50% or 66 2/3% is required to inform Euronext Paris, which in turn must notify the AMF and make the information public. Any person acquiring direct or indirect control must obtain the prior approval of the Minister of Finance upon recommendation of the AMF.

•	Under Belgian law, any person who intends to acquire securities in a market undertaking and who would, as a result of such acquisition, hold directly or indirectly 10% or more of the share capital or of the voting rights in that market undertaking, must provide prior notice to the CBFA. The same obligation applies each time such person intends to increase its ownership by an additional 5%.

•	Under Portuguese law, a shareholder who intends to acquire, directly or indirectly, a dominant holding in a Portuguese market operator must obtain the prior authorization of the Portuguese Ministry of Finance. In addition, all entities acquiring or disposing of a holding (direct or indirect) in a market undertaking in Portugal at the level of 2%, 5%, 10%, 20%, 33 1/3%, 50%, 66 2/3% and 90% of the voting rights, must notify the CMVM of the acquisition or disposal within three business days following the relevant transaction.

ITEM 1A.	RISK FACTORS

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

Many of our current and prospective competitors have greater financial resources than we do, and many are subject to less burdensome regulation than we face. See “— Risks Relating to Regulation — We may face competitive disadvantages if we do not receive necessary regulatory approvals for new business initiatives.” If we fail to compete successfully, our business, financial condition and operating results may be adversely affected. For more information on the competitive environment in which we operate, see Item 1 — “Business — Competition.”

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

As a result of increasing competition, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 45.6% in 2008 to 38.4% in 2009. Although our share of the market has stabilized, if our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. Similarly, a lower trading share of NYSE-listed securities may cause issuers to question the value of an NYSE listing, which could adversely impact our listing business. If growth in our overall trading volume of NYSE-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in NYSE-listed securities makes the NYSE’s market appear less liquid, then our business, financial condition and operating results could be adversely affected.

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

In Europe, MiFID, which went into effect in November 2007, promoted competition from alternative trading platforms, or MTFs. Subsequently, a number of MTFs have been launched, or will be launched during 2010. These platforms offer trading in the securities listed on Euronext and other European regulated markets and compete directly with us for market share. In 2009, our market share of our listed securities declined, and although we are taking steps to stabilize this decline, it may continue in 2010. If our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. If growth in our overall trading volume of Euronext-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in Euronext-listed securities makes the Euronext market appear less liquid, then our business, financial condition and operating results could be adversely affected.

Broad market trends and other factors beyond our control could significantly reduce demand for our services and harm our business, financial condition and operating results.

Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. Our financial condition and operating results are also dependent upon the success of our commercial technology business, which, in turn, is directly dependent on the commercial well being of our customers. We have no direct control over these variables. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. These variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including those described under “— Risks Relating to Our Industry — Current economic conditions could negatively impact our business, financial condition and operating results” and factors such as:

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

During 2009, companies in many different industries found it difficult to borrow money from banks and other lending sources, and also experienced difficulty raising funds in the capital markets. Continued instability in the financial markets, as a result of recession or otherwise, may affect our cost of capital and our ability to raise capital. Our ability to raise financing could be impaired if rating agencies, lenders or investors develop a negative perception of our long-term or short-term financial prospects, or of prospects for our industry. Although we do not currently anticipate substantial difficulties in accessing the bank lending and debt capital markets when needed, if difficult market conditions continue we cannot be sure that we will be able to obtain financing on acceptable terms or at all.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-lived intangible assets are tested for impairment at least annually, and are also tested when factors arise that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, such as a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our businesses. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impairment of Goodwill, Intangible Assets and Other Assets.” If additional impairment charges are incurred, our financial condition and operating results could be adversely affected.

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

We have in the past and may continue to enter into business combination transactions, make acquisitions and enter into partnerships, joint ventures and other strategic investments or alliances, some of which may be material. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of consolidation in the exchange sector and existing or potential future restrictions on foreign direct investments in some countries. Market conditions may limit our ability to use our stock as an acquisition currency. In addition, our bylaws require acquisitions, mergers and consolidations involving more than 30% of our aggregate equity market capitalization or value (or, under certain circumstances, transactions involving an entity whose principal place of business is outside of the United States and Europe) to be approved by two-thirds of our directors. These and other factors may adversely affect our ability to identify acquisition targets or strategic partners consistent with our objectives, or may make us less attractive as an acquiror or strategic partner.

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

We cannot be sure that we will recognize the anticipated benefits of any transaction we undertake, such as any expected cost savings, growth opportunities, synergies or improvements in our competitive profile. For example, we previously announced that we expect the combination of the NYSE Group and Euronext to achieve $250 million in annualized run rate cost savings by the fourth quarter of 2010 and that we expected the acquisition of NYSE Amex to achieve annualized run-rate cost savings in excess of $100 million by the end of 2009. While we achieved our expected cost savings in 2009 related to the acquisition of NYSE Amex and fully expect to achieve the cost savings and synergies associated with the combination of the NYSE Group and Euronext, there can be no assurance that we will achieve these savings and synergies in the time currently expected, or at all. A variety of factors, including unanticipated difficulties integrating our existing technology platforms onto our UTP, regulatory changes, competitive developments, labor conflicts and litigation, currency fluctuations and inflation, may adversely affect any anticipated cost savings, revenue potential or other anticipated benefits. The anticipated benefits of a particular transaction may not be realized fully, or may take longer to realize than expected.

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

Our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsources certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the market turmoil and tightening credit markets, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default. See Item 1 — “Business — Products and Services — Order Execution — Europe — Derivatives Trading — Clearing and Settlement.”

We have also entered into a joint venture with the DTCC to establish NYPC, which is expected to be operational in the third quarter of 2010, subject to definitive documentation and regulatory approval. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US, with the ability to add other exchanges in the future. We plan to commit a $50 million financial guarantee to the NYPC default fund and will face clearing risks similar to those we expect to face with respect to NYSE Liffe Clearing. We may also in the future expand our clearing operations to other markets and financial products, which would increase our exposure to these types of risks.

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

•	develop and license leading technologies;

•	enhance existing trading platforms and services and create new platforms and services;

•	respond to customer demands, technological advances and emerging industry standards and practices on a cost-effective and timely basis; and

•	continue to attract and retain highly skilled technology staff to maintain and develop existing technology and to adapt to and manage emerging technologies.

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

If we cannot expand system capacity to handle increased demand, or if our systems otherwise fail to perform and we experience disruptions in service, slower response times or delays in introducing new products and services, then we could incur reputational damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.

Our networks and those of our third-party service providers may be vulnerable to security risks.

The secure transmission of confidential information over public and other networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully access and use our information or our customers’ information, or cause interruptions or malfunctions in our operations. Our security measures are costly, and may prove to be inadequate. This could cause us to incur reputational damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.

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

We own or license rights to a number of trademarks, service marks, trade names, copyrights and patents that we use in our business, including exclusive rights to use certain indexes as the basis for equity index derivatives products traded on our futures markets. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps taken may be inadequate to deter misappropriation of our intellectual property. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, defending our intellectual property rights may require significant financial and managerial resources, the expenditure of which may adversely affect our business, financial condition and operating results.

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

Many aspects of our business involve litigation risks. These risks include, among others, potential liability from disputes over terms of a securities trade or from claims that a system or operational failure or delay caused monetary losses to a customer, as well as potential liability from claims that we facilitated an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. Although aspects of our business are protected by regulatory immunity, we could nevertheless be exposed to substantial liability under U.S. federal and state laws and court decisions, laws and court decisions in the other countries where we operate, as well as rules and regulations promulgated by the SEC, CFTC or European and other regulators. We could incur significant expenses defending claims, even those without merit. In addition, an adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. For a discussion of certain legal claims against us, see Item 8 — “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 17 — Commitments and Contingencies — Legal Matters.”

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

Provisions of our organizational documents may delay or deter a change of control.

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

Securities and derivatives markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earning estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates or ratings downgrades;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of other companies;

•	developments in our industry; and

•	general economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Both the U.S. regulators and the European regulators are vested with broad enforcement powers over exchanges in their respective jurisdictions, including powers to censure, fine, issue cease-and-desist orders, prohibit an exchange from engaging in some of its operations or suspend or revoke an exchange’s recognition, license or registration. In the case of actual or alleged non-compliance with regulatory requirements, our exchanges could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of an exchange’s recognition, license or registration. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and could adversely affect our business, financial condition and operating results.

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

Any delay or denial of a requested approval could cause us to lose business opportunities, slow our ability to integrate our different markets or slow or impede our ability to change our governance practices. Our competitive position could be significantly weakened if our competitors are able to obtain regulatory approval for new functionalities faster, or with less cost or difficulty, than we are, or if approval is not required for our competitors but is required for us. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as we seek to expand our product base, we could become subject to the oversight of additional regulatory bodies.

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

NYSE Regulation, our wholly-owned not-for-profit subsidiary, performs market surveillance of our SEC regulated U.S. exchanges and related enforcement activities and enforces listed company compliance with applicable standards. Similarly, Euronext is responsible for monitoring trading and enforcing Euronext rules. Conflicts of interest may exist when a for-profit entity, such as NYSE Euronext, also functions as the operator of a regulated exchange. The for-profit entity’s goal of maximizing stockholder value might conflict with the exchange’s responsibilities as a regulator of its member and listed companies. Conflicts also arise when a company lists its securities on an exchange that it owns. The listing of our common stock on the NYSE and Euronext could potentially create a conflict between the exchanges’ regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and the exchanges’ commercial and economic interest, on the other hand. While NYSE Euronext has implemented structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful. For a discussion of some of these structural protections, see Item 1 — “Business — Regulation — United States — NYSE Regulation — Structure, Organization and Governance of NYSE Regulation.”

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

Our headquarters are located in New York City, at 11 Wall Street, and in Paris, at 39 Rue Cambon. Euronext’s registered office is located at Beursplein 5, 1012 JW Amsterdam, the Netherlands. In total, we maintain approximately 3.1 million square feet in offices throughout the United States, Europe and Asia. Our principal offices consist of the properties described below.

Location	Owned/Leased	Lease Expiration		Approximate Size

U.S. Operations
11 Wall Street	Owned	N/A		370,000 sq. ft.
New York, New York
Mahwah, New Jersey	Leased	2029		395,900 sq. ft.
European Operations
5 Beursplein	Owned	N/A		130,500 sq. ft.	(1)
Amsterdam, the Netherlands
39 Rue Cambon	Leased	2015		145,500 sq. ft.
Paris, France
1 Cousin Lane	Leased	2022		91,000 sq. ft.
London, United Kingdom
1 Place de la Bourse/Beursplein	Leased	2093		127,600 sq. ft.
Brussels, Belgium
196 Avenida da Liberdade	Leased	2011	(2)	13,000 sq. ft.
Lisbon, Portugal
Basildon, United Kingdom	Owned	N/A		315,000 sq. ft.

(1)	Does not include approximately 25,000 sq. ft. leased to third parties.

(2)	We have the option to extend the leases on this property for subsequent five-year terms.

We believe the facilities we own or occupy are adequate for the purposes for which they are currently used and are well-maintained.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8 — “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 17 — Commitments and Contingencies — Legal Matters,” which is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF NYSE EURONEXT

Set forth below is information regarding our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Name	Age	Title

Duncan L. Niederauer	50	Chief Executive Officer and Director
Dominique Cerutti	49	President and Deputy Chief Executive Officer(1)
Lawrence E. Leibowitz	49	Chief Operating Officer(2)
Michael S. Geltzeiler	51	Group Executive Vice President and Chief Financial Officer
Roland Bellegarde	48	Group Executive Vice President and Head of European Execution
Philippe Duranton	49	Group Executive Vice President and Global Head of Human Resources
Garry P. Jones	51	Group Executive Vice President and Head of Global Derivatives
John K. Halvey	49	Group Executive Vice President and General Counsel
James F. Duffy	61	Interim Chief Executive Officer of NYSE Regulation, Inc.

(1)	Mr. Cerutti was appointed President and Deputy Chief Executive Officer in the first quarter of 2010. His previous title was Deputy Chief Executive Officer and Head of Global Technology.

(2)	Mr. Leibowitz was appointed Chief Operating Officer in the first quarter of 2010. His previous title was Group Executive Vice President and Head of U.S. Execution.

Duncan L. Niederauer.  Mr. Niederauer was appointed chief executive officer and director of NYSE Euronext, effective December 1, 2007, after joining NYSE Euronext in 2007 as a member of the management committee. Mr. Niederauer also serves on the boards of NYSE Group and Euronext N.V. Mr. Niederauer was previously a partner at The Goldman Sachs Group, Inc. (United States) (“GS”) where he held many positions, among them, co-head of the Equities Division execution services franchise and the managing director responsible for Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg L.P.). Mr. Niederauer joined GS in 1985. From 2002 until 2004, Mr. Niederauer also served on the board of managers of Archipelago Holdings, LLC (United States). Mr. Niederauer also serves on the board of trustees for Colgate University.

Dominique Cerutti.  Mr. Cerutti was appointed president and deputy chief executive officer in the first quarter of 2010. He joined NYSE Euronext on December 15, 2009 and was approved as deputy chief executive officer and head of Global Technology on December 31, 2009. Mr. Cerutti most recently served as General Manager of IBM Southwest Europe. In this role, he led all of IBM’s business operations, had full profit and loss responsibility and ensured risk management, compliance and business controls across IBM’s business units in southern and western Europe. Mr. Cerutti was a member of IBM Chairman and CEO Sam Palmisano’s Senior Leadership Team. Previously, he was general manager of IBM’s Global Services in Europe, Middle East & Africa, based in Paris. In 1999, he was appointed executive assistant at IBM’s New York headquarters to former IBM Chairman and CEO Louis V. Gerstner. Before joining IBM in 1986, Mr. Cerutti spent two years with Bouygues, a French civil engineering company, in Saudi Arabia.

Lawrence E. Leibowitz.  Mr. Leibowitz was appointed chief operating officer in the first quarter of 2010. In this capacity, he is responsible for operations management, global cash execution and global listings. He previously served as group executive vice president and head of U.S. Execution and Global Technology from 2007 until 2009. He joined NYSE Euronext in 2007, having served as managing director and chief operating officer, Americas Equities, at UBS Investment Bank. Prior to joining UBS in 2004, Mr. Leibowitz held the position of executive vice president, co-head of Schwab Capital Markets. He currently serves on the board of National Stock Exchange of India and has also served on many industry boards and committees, among them the Market Structure Committee of the former Securities Industry Association (now SIFMA).

Michael S. Geltzeiler.  Mr. Geltzeiler has served as group executive vice president and chief financial officer since 2008. Most recently, he served as president, School & Educational Services for The Reader’s Digest Association. He was the organization’s CFO and senior vice president from 2001 to 2007. In 2005, Mr. Geltzeiler’s responsibilities were expanded to also include oversight for global operations and information technology. While at ACNielsen Corporation from 1995 to 2001, Mr. Geltzeiler served as CFO, SVP & controller, and CFO for ACNielsen Europe, Middle East & Africa. He held a variety of positions in corporate finance in America and abroad while at The Dun & Bradstreet Corporation from 1980 to 1995. Mr. Geltzeiler currently serves on the boards of the Museum of American Finance, Lerner College of Business and Economics Advisory Board, the Madison Square Boys and Girls Club, the NYSE Foundation and the Euronext Supervisory Board, as well as an officer of the Fallen Heroes Fund.

Roland Bellegarde.  Mr. Bellegarde is group executive vice president and head of European Execution. He is responsible for European listing activities as well as trading, which includes managing market operations for the four Euronext markets and handling product development and user relations on the buy side and sell side. Mr. Bellegarde previously served as head of Cash Trading beginning in 2000 and has been leading the process to integrate the NSC trading platform across the Euronext markets. As such, he has defined and developed the global Euronext market model for securities trading. From 1998 to 2000, Mr. Bellegarde served as head of Cash & Derivatives Markets — ParisBourse. From 1995 to 1998, he served as head of Cash Markets — ParisBourse. Prior to that, from 1993 to 1995, he designed the functionalities of the NSC trading systems, which operated on all Euronext markets until the recent introduction of the UTP in 2009.

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

Garry P. Jones.  Mr. Jones has served as group executive vice president and head of Global Derivatives since May 2009. From 2007 to April 2009, Mr. Jones was executive director of Business Development and Strategy for NYSE Liffe, with responsibility for marketing, sales, product development and business strategy. Mr. Jones joined NYSE Liffe from ICAP plc, where he was CEO of ICAP Electronic Broking (Europe), and, prior to the merger in 2003, CEO and President of BrokerTec Europe Ltd, the bank consortium-owned global fixed income electronic trading platform. Mr. Jones worked for almost 20 years in a variety of senior management roles in trading, sales and research for investment banks in both the United States and Europe, focusing on the bond and derivatives markets, working for Bankers Trust, Merrill Lynch, Daiwa Securities and Banque Paribas.

John K. Halvey.  Mr. Halvey has served as group executive vice president and general counsel of NYSE Euronext since 2008. Mr. Halvey also serves on the supervisory board of Euronext N.V. Prior to joining NYSE Euronext in 2008, Mr. Halvey was a corporate partner with the international law firm of Milbank, Tweed, Hadley & McCloy, LLP from 1994 to 1999 and from 2001 to 2008. From 1999 to 2001, Mr. Halvey was executive vice president of Safeguard Scientifics, Inc. Mr. Halvey has practiced in all areas of corporate, technology and intellectual property law, with particular emphasis on information technology and business process related transactions and private equity transactions involving technology companies.

James F. Duffy.  Mr. Duffy was appointed interim chief executive officer of NYSE Regulation in March 2009. Mr. Duffy joined the New York Stock Exchange in May 1999 and served as its senior vice president and deputy general counsel until becoming executive vice president and general counsel of NYSE Regulation upon its formation in 2006. For the ten years prior to joining the NYSE he served as general counsel at the American Stock Exchange. Earlier in his career he spent several years on the legal staff at GTE Corporation in Stamford, Connecticut, and was a corporate lawyer with the firm of Lord, Day & Lord in New York.

Mr. Duffy performs certain policy making functions with respect to NYSE Euronext, although he is not an officer or employee of any unit of NYSE Euronext other than NYSE Regulation, and he reports solely to the NYSE Regulation board of directors. He has informed and assisted our management in developing regulatory policies and assisted management in the development and structuring of our U.S. market structure initiatives. Mr. Duffy does not report to the NYSE Euronext board of directors or any of its executive officers. By virtue of his position as chief executive officer of NYSE Regulation, Mr. Duffy serves as a member of the board of directors of FINRA for a term ending July 30, 2010.

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

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock.

	High	Low	High	Low

2008
First quarter	$87.70	$55.12	€59.51	€34.96
Second quarter	$76.71	$50.30	€49.85	€31.91
Third quarter	$51.18	$32.26	€32.94	€24.00
Fourth quarter	$40.70	$16.33	€28.70	€13.35
2009
First quarter	$30.60	$14.52	€23.95	€11.59
Second quarter	$31.93	$17.21	€22.69	€13.11
Third quarter	$30.44	$23.70	€20.82	€16.75
Fourth quarter	$30.00	$24.27	€20.49	€16.29
2010
First quarter(1)	$26.75	$22.30	€18.81	€16.23

(1)	Figures for the first quarter of 2010 are through February 18, 2010.

As of February 18, 2010, there were approximately 755 holders of record of our common stock. On February 18, 2009, the last reported sales price for our common stock on the NYSE and Euronext Paris was $25.42 and €18.66 per share, respectively.

Dividends

In February 2009, our board of directors approved quarterly cash dividend payments of $0.30 per share of common stock, payable through the end of 2009. Quarterly dividends of $0.25 per share of common stock were paid on March 31, 2008, and quarterly dividends of $0.30 per share of common stock were paid on June 30, 2008, September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009. A quarterly dividend of $0.30 is scheduled to be paid on March 31, 2010 to shareholders of record as of the close of business on March 15, 2010. We offer our European stockholders the ability to elect payment of the dividend in euros.

In December 2009, we announced that our board of directors had adopted a quarterly dividend declaration policy such that dividends for future quarters would be determined by the board taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio. The declaration of dividends by NYSE Euronext is subject to the discretion of our board of directors.

Outstanding Options and Restricted Stock

The following table sets forth information regarding the outstanding options and restricted stock units on our common stock as of December 31, 2009 (in thousands, except exercise price):

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average		Equity Compensation
	be Issued Upon Exercise	Exercise Price of		Plans (Excluding
	of Outstanding Options,	Outstanding Options,		Securities Reflected in
	Warrants and Rights	Warrants and Rights		Column (a))
Plan Category	(a)	(b)		(c)

Equity compensation plans approved by security holders	3,752	$17.57	(1)	6,629
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	3,752	$17.57	(1)	6,629

(1)	Corresponding to the weighted-average exercise price of approximately 0.6 million stock options outstanding as of December 31, 2009. Does not include outstanding rights to receive approximately 2.0 million restricted stock units for which there is no exercise price.

Treasury Stock

The number of shares of common stock outstanding on February 18, 2010 (approximately 261 million shares) does not include shares held in treasury, consisting of approximately 1.6 million shares held by a wholly owned subsidiary and 13.4 million shares purchased as part of our share repurchase program.

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

All transactions under the Liquidity Agreement will be executed offshore (outside the United States in accordance with Regulation S) and, except for block transactions, only through the Euronext Paris electronic trading system. SG may also undertake block transactions under the Liquidity Agreement, provided such transactions are made in accordance with the rules governing Euronext Paris.

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

No transactions were carried out by SG on Euronext Paris under the Liquidity Agreement during 2009.

Stock Repurchase Program

In 2008, our board of directors authorized the repurchase of up to $1 billion of our common stock. Under the program, we may repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable U.S. or European laws, regulations and approvals, strategic considerations, market conditions and other factors. This stock repurchase plan does not obligate us to repurchase any dollar amount or number of shares of our common stock and any such repurchases will be made in compliance with the applicable laws and regulations, including rules and regulations of the SEC and applicable EU regulations and regulations of the AMF. No shares were repurchased in 2009. Cumulatively as of December 31, 2009, we have repurchased 13.4 million shares at an average price per share of $26.04 with an approximate dollar value of shares that may yet be repurchased under the repurchase plan of $652 million.

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock for the period from April 4, 2007 to December 31, 2009 with the cumulative total return of the S&P 500 Index and a peer group of companies consisting of five exchanges to which we compare our business and operations: CME Group, Deutsche Börse, Intercontinental Exchange, London Stock Exchange and Nasdaq OMX.

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among NYSE Euronext, The S&P 500 Index
And A Peer Group

*	$100 invested on 4/4/07 in stock or 3/31/07 in index, including reinvestment of dividends. Fiscal year ending December 31.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

Selected Consolidated Financial Data The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2005 through December 31, 2009, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and prepared in accordance with U.S. GAAP. The information presented here is only a summary, and it should be read together with our consolidated financial statements included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of NYSE Euronext’s results of future operations and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
(U.S. GAAP)	2009	2008	2007(1)	2005	2006(1)(2)
	(In millions, except per share data)

Statement of Operations Data
Revenues
Activity assessment	$388	$229	$556	$673	$595
Cash trading	2,204	2,387	1,575	645	146
Derivatives trading and clearing	862	919	661	31	—
Listing	406	395	385	356	343
Market data	402	429	371	223	178
Software and technology services	201	160	98	137	183
Regulatory(3)	43	49	152	184	132
Other	181	135	140	127	56

Total revenues	4,687	4,703	3,938	2,376	1,633
Section 31 fees	(388)	(229)	(556)	(673)	(595)
Liquidity payments	(1,573)	(1,292)	(729)	(265)	—
Routing and clearing	(247)	(300)	(222)	(74)	—
Merger expenses and exit costs(4)	(517)	(177)	(67)	(54)	(26)
Impairment charges(5)	—	(1,590)	—	—	—
Compensation	(649)	(664)	(612)	(558)	(516)
Systems and communication	(225)	(317)	(264)	(120)	(124)
Professional services	(223)	(163)	(112)	(110)	(122)
Depreciation and amortization	(266)	(253)	(240)	(136)	(103)
Occupancy	(156)	(125)	(115)	(85)	(70)
Marketing and other	(164)	(184)	(172)	(103)	(68)
Regulatory fine income	7	3	30	36	35

Operating income (loss) from continuing operations	286	(588)	879	234	44
Investment and other income (loss), net	(84)	(62)	(30)	74	47
Gain on sale of equity investment and businesses	1	4	33	21	—
Income from associates	2	1	10	—	—

Income (loss) from continuing operations before income tax benefit (provision)	205	(645)	892	329	91
Income tax benefit (provision)	7	(95)	(243)	(121)	(48)

Income (loss) from continuing operations	212	(740)	649	208	43
Income from discontinued operations, net of tax(6)	—	7	4	—	—

Net income (loss)	212	(733)	653	208	43
Net loss (income) attributable to noncontrolling interest	7	(5)	(10)	(3)	(2)

Net income (loss) attributable to NYSE Euronext	$219	$(738)	$643	$205	$41

	Year Ended December 31,
(U.S. GAAP)	2009	2008	2007(1)	2005		2006(1)(2)
	(In millions, except per share data)

Basic earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$0.84	$(2.81)	$2.70	$1.38		$0.35
Discontinued operations	—	0.03	0.02	—		—

	$0.84	$(2.78)	$2.72	$1.38		$0.35

Diluted earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$0.84	$(2.81)	$2.68	$1.36		$0.35
Discontinued operations	—	0.03	0.02	—		—

	$0.84	$(2.78)	$2.70	$1.36		$0.35

Basic weighted average shares outstanding	260	265	237	149	(8)	116	(8)
Diluted weighted average shares outstanding	261	265	238	150	(8)	116	(8)
Dividends per share	$1.20	$1.15	$0.75	$—		$—

	At December 31,
	2009	2008	2007(1)	2006(1)(2)	2005

Balance Sheet Data
Total assets	$14,382	$13,948	$16,618	$3,466	$2,204

Current assets	$1,520	$2,026	$2,278	$1,443	$1,464
Current liabilities	2,149	2,582	3,462	806	685

Working capital	$(629)	$(556)	$(1,184)	$637	$779

Long term liabilities(7)	$3,132	$3,005	$3,102	$991	$685
Long term debt	2,166	1,787	494	—	—
NYSE Euronext stockholders’ equity	$6,871	$6,556	$9,384	$1,669	$799

(1)	The results of operations of Euronext have been included since April 4, 2007 and the results of operations of Archipelago have been included since March 7, 2006.

(2)	On November 1, 2006, NYSE Group completed the purchase of the one-third ownership stake in SIAC previously held by NYSE Amex, as a result of which NYSE Euronext acquired full ownership of SIAC.

(3)	Effective July 30, 2007, the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service, were transferred to FINRA. Regulatory revenues decreased as a result of this transfer and in connection with pricing changes.

(4)	Represents severance costs, curtailment losses, contract termination costs, accelerated depreciation, legal and other expenses directly attributable to merger-related activities and cost reduction initiatives.

(5)	Represents non-cash charges recorded in connection with the write-down of certain goodwill, indefinite-lived intangible assets and other investments to their estimated fair value.

(6)	The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

(7)	Represents liabilities due after one year, including accrued employee benefits, deferred revenue, and deferred income taxes.

(8)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

Selected Operating Data

The following tables present selected operating data for the periods presented. U.S. data includes NYSE Amex beginning October 1, 2008. All trading activity is single-counted, except European cash trading which is double-counted to include both buys and sells. The information set forth below is not necessarily indicative of NYSE Euronext’s future operations and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Volume Summary — Cash Products

	Year Ended December 31,
	2009	2008	2007
	(Unaudited)

Number of trading days — European markets	256	256	255
Number of trading days — U.S. markets	252	253	251
European cash products (trades in thousands)	350,282	396,956	322,574
Equities	335,405	383,119	309,141
Exchange-Traded Funds	3,677	2,365	1,562
Structured products	9,745	10,150	10,236
Bonds	1,455	1,322	1,635
U.S. Cash Products (shares in millions)
NYSE listed issues(1)	826,738	894,503	722,573
NYSE Group handled volume(2)	604,231	653,910	558,400
NYSE Group matched volume(3)	550,000	589,712	516,069
Total NYSE listed consolidated volume	1,432,761	1,292,987	853,161
NYSE Group Share of Total NYSE Listed Consolidated Volume
Handled volume(2)	42.2%	50.6%	65.5%
Matched volume(3)	38.4%	45.6%	60.5%
NYSE Arca & NYSE Amex Listed Issues
NYSE Group handled volume(2)	129,457	125,327	53,732
NYSE Group matched volume(3)	113,278	108,452	46,162
Total NYSE Arca & NYSE Amex listed consolidated volume	475,653	376,728	147,166
NYSE Group Share of Total NYSE Arca & NYSE Amex Listed Consolidated Volume
Handled volume(2)	27.2%	33.3%	36.5%
Matched volume(3)	23.8%	28.8%	31.4%
Nasdaq Listed Issues
NYSE Group handled volume(2)	93,050	115,266	110,440
NYSE Group matched volume(3)	75,887	96,467	89,844
Total Nasdaq listed consolidated volume	563,411	567,878	545,786
NYSE Group Share of Total Nasdaq Listed Consolidated Volume
Handled volume(2)	16.5%	20.0%	20.2%
Matched volume(3)	13.5%	16.7%	16.5%
Exchange-Traded Funds(1)(4)
NYSE Group handled volume(2)	126,431	130,001	71,409
NYSE Group matched volume(3)	110,970	113,377	63,359
Total ETF consolidated volume	477,683	395,123	176,735
NYSE Group Share of Total ETF Consolidated Volume
Handled volume(2)	26.5%	32.9%	40.4%
Matched volume(3)	23.2%	28.7%	35.8%

(1)	Includes all volume executed in NYSE Group crossing sessions.

(2)	Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(3)	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.

(4)	Data included in previously identified categories.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

Volume Summary — Derivatives Products

	Year Ended December 31,
	2009	2008	2007
	(Unaudited; contracts in thousands)

Number of trading days — European markets	256	256	255
Number of trading days — U.S. markets	252	253	251
European derivatives products	1,056,011	1,049,730	949,022
Total interest rate products(1)	517,700	554,878	518,431
Short term interest rate products	492,024	528,578	489,138
Medium and long term interest rate products	25,676	26,300	29,293
Total equity products(2)	526,170	481,606	417,807
Total individual equity products	369,915	308,574	261,419
Total equity index products	156,255	173,032	156,388
Bclear	260,950	190,874	122,776
Individual equity products	226,972	162,272	100,653
Equity index products	33,978	28,602	22,123
Commodity products	12,141	13,246	12,784
U.S. Derivatives Products — Equity Options(3)
U.S. options contracts(4)	665,560	461,013	335,542
Total consolidated options contracts	3,366,731	3,284,761	2,592,102
NYSE Group share of total	19.8%	14.0%	12.9%
NYSE Liffe US — Precious Metals Futures Volume	4,471	N/A	N/A

(1)	Includes currency products.

(2)	Includes all Bclear trading activities for Bclear, NYSE Liffe’s clearing services for wholesale derivatives.

(3)	Includes trading in U.S. equity options contracts, not equity-index options.

(4)	U.S. options contracts data has been updated for the integration of NYSE Amex from October 2008 forward.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

Other Operating Statistics

	Year Ended December 31,
	2009	2008	2007
		(Unaudited)

NYSE Listed Issuers
Issuers listed on U.S. Markets(1)	2,939	2,447	2,526
Number of new issuer listings(1)	286	908	282
Capital raised in connection with new listings ($ millions)(2)	$18,997	$23,238	$34,231
Euronext Listed Issuers
Issuers listed on Euronext(1)	1,035	1,110	1,155
Number of new issuer listings(3)	42	78	140
Capital raised in connection with new listings ($ millions)(2)	$3,154	$3,333	$14,039
NYSE Market Data(4)
Share of Tape A revenues(%)	46.5%	51.8%	68.1%
Share of Tape B revenues(%)	33.1%	34.1%	34.1%
Share of Tape C revenues(%)	19.4%	20.6%	20.9%
Professional subscribers (Tape A)	387,627	450,041	450,619
Euronext Market Data
Number of terminals	240,201	275,430	218,380
NYSE Euronext Employee Headcount(5)
NYSE Euronext headcount excluding GL Trade	3,367	3,757	4,058
GL Trade headcount	N/A	N/A	1,409
Foreign exchange rate
Average €/US$ exchange rate	$1.39	$1.47	$1.37
Average £/US$ exchange rate	$1.57	$1.85	$2.00

(1)	Figures for NYSE listed issuers include listed operating companies, special-purpose acquisition companies and closed-end funds listed on the NYSE and NYSE Amex and do not include NYSE Arca or corporate structured products listed on the NYSE. There were 1,065 ETPs and 3 operating companies exclusively listed on NYSE Arca as of December 31, 2009. There were 474 corporate structured products listed on the NYSE as of December 31, 2009. Figures for new issuers listings include NYSE new listings (including new operating companies, special-purpose acquisition companies and closed-end funds listings on NYSE) and new ETP listings on NYSE Arca (NYSE Amex is excluded). Figures for Euronext present the operating companies listed on Euronext and do not include NYSE Alternext, Free Market, closed-end funds, ETFs and structured products (warrants and certificates). As of December 31, 2009, 125 operating companies were listed on NYSE Alternext, 312 on Free Market and 497 ETFs were listed on NextTrack.

(2)	Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of dollars by operating companies listed on NYSE and NYSE Amex only.

(3)	Euronext figures include only operating companies listed on Euronext, NYSE Alternext and Free Market.

(4)	“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and NYSE Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on the number of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection and dissemination of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.

(5)	NYSE Euronext headcount includes the employees of NYSE Technologies and NYSE Amex for all periods presented and excludes GL Trade headcounts resulting from the sale of its 40% stake in October 2008. December 2009 includes 136 NYFIX employees subsequent to the November 30, 2009 acquisition. In January 2010, 85 employees were terminated.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See Item 1A. — “Risk Factors” and “Forward-Looking Statements.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

Through 2009, NYSE Euronext operated under two reportable segments: U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income.

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

Commencing in the first quarter of 2010, we will change our reportable segments to reflect how our primary businesses will be managed in 2010. The new reportable segments will be focused on our three primary global business units: Cash Trading and Listings; Derivatives; and Information Services and Technology Solutions.

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

During 2008 and 2009, there was turmoil in the economy and upheaval in the credit markets. Although the equity markets have stabilized somewhat in the recent months and derivatives markets have experienced an increase in volumes, equity market indices have experienced volatility throughout 2009 and the market may remain volatile in 2010. Continuing volatility and uncertainty regarding the capital markets have led to increased job loss and dampened economic activity resulting in a decline in volumes and in new listings in some of our markets as well as a deterioration of the economic welfare of our listed companies, which could adversely affect the level of delistings. These factors have adversely affected our revenues and operating income from continuing operations and may negatively impact future growth.

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

We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash and derivatives markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment and recession concerns, as well as the general state of the world economy. During these times of economic turmoil, we continue to focus on our strategy to broaden and diversify our revenue streams, verticalize certain of our businesses, as well as our company-wide expense reduction initiatives.

Recent Acquisitions and Other Transactions

NYFIX, Inc.

On November 30, 2009, NYSE Euronext acquired NYFIX, Inc. (“NYFIX”) which is a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition was approximately $144 million. The NYFIX FIX business and FIX Software business were merged within the NYSE Technologies’ portfolio. As previously announced, the NYFIX Transaction Services U.S. electronic agency execution business, comprised of its direct market access and algorithmic products and the Millennium Alternative Trading System, was acquired by BNY ConvergEX subsequent to the NYFIX acquisition.

NYSE Liffe US

On October 30, 2009, NYSE Euronext entered into a definitive agreement with Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS to sell a significant equity interest in NYSE Liffe US. NYSE Euronext will remain the largest shareholder in the entity. The transaction closed in the fourth quarter of 2009. NYSE

Euronext will continue to manage the day-to-day operations of NYSE Liffe US, which will operate under the supervision of a separate board of directors.

Hugin Group BV

On October 14, 2009, Thomson Reuters acquired Hugin Group BV from NYSE Euronext. Hugin Group BV is a pan-European provider of investor relations and press distribution services.

Qatar

On June 19, 2009, NYSE Euronext entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. Under the terms of the partnership, the Qatar Exchange will adopt the latest NYSE Euronext trading and network technologies for both the existing cash equities market and the new derivatives market. We will provide certain management services to the Qatar Exchange at negotiated rates.

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid in four equal installments on each of the next four anniversaries of the closing date. The $150 million present value of this liability is included in “Related party payable” in the consolidated statement of financial condition as of December 31, 2009.

New York Portfolio Clearing

On June 18, 2009, NYSE Euronext and DTCC entered into an exclusive arrangement to pursue a joint venture that is expected to be operational in the third quarter of 2010, subject to regulatory approval. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. Pending Registered Derivatives Clearing Organization status approval from the U.S. Commodity Futures Trading Commission as well as other required regulatory approvals, NYPC initially will clear fixed income derivatives traded on NYSE Liffe US, with the ability to add other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems.

NYSE Liffe Clearing

In May 2009, NYSE Liffe received regulatory approval to take responsibility for clearing activities in its London market through the creation of NYSE Liffe Clearing. NYSE Liffe Clearing launched operations in July 2009 and became the central counterparty, and thereby earning clearing revenues, in respect of contracts entered into by clearing members on NYSE Liffe’s London Market. See “Products and Services — Order Execution — Europe — Derivatives Trading and Clearing — Clearing and Settlement.”

Impairment of Goodwill, Intangible Assets and Other Assets

Testing Methodology and Valuation Considerations

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. In accordance with the Intangibles - Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), we test goodwill of our reporting units (which is generally one level below our two reportable segments) and intangible assets deemed to have indefinite lives for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

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

In accordance with Subtopic 10 in the Property, Plant, and Equipment Topic of the Codification, impairment exists when the carrying amount of an amortizable intangible asset exceeds its fair value. The carrying amount of an amortizable intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from it. An intangible asset subject to amortization shall be tested for recoverability whenever events or changes in circumstances, such as a significant or adverse change in the business climate that could affect the value of the intangible asset, indicate that its carrying amount may not be recoverable. An impairment loss is recorded to the extent the carrying amount of the intangible asset exceeds its fair value.

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

In 2008, we recorded a $1,590 million impairment charge primarily in connection with the write-down of goodwill allocated to our European Cash reporting unit ($1,003 million) and the national securities exchange registration of our European Cash reporting unit ($522 million) to their estimated fair value. This charge reflected adverse economic and equity market conditions which caused a material decline in industry market multiples, and lower estimated future cash flows of our European Cash reporting unit as a result of increased competition which has caused a decline in our market share of cash trading in Europe as well as pricing pressures following the November 2007 introduction of the Markets in Financial Instruments Directive (“MiFID”). We did not record an impairment charge in 2009.

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

Revenue from cash trading in any given period depends primarily on the number of shares traded on our U.S. securities exchanges and the number of executed orders executed on Euronext for equities trading. The level of trading activity in any period is significantly influenced by a number of factors. See “— Factors Affecting Our Results.”

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

Derivatives Trading and Clearing

Revenue from derivatives trading and clearing consists of fixed per-contract fees for executing trades of derivatives contracts and clearing charges on NYSE Liffe and executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.

Revenues for fixed per-contract fees are driven by the number of trades executed and fees charged per contract. The principal types of derivative contracts traded and cleared are equity and index products and short-term interest rate products. Trading in equity products is primarily driven by price volatility in equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading and clearing activity for all products is also influenced by market conditions and other factors. See “— Factors Affecting Our Results.”

Listings

There are two types of fees applicable to companies listed on our U.S. and European securities exchanges — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE Amex from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

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

Listing fees for our European Operations comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris for centralizing shares in IPOs and tender offers. Revenues from listing fees relate primarily to the number of shares outstanding and the market capitalization of the listed company.

In general, European Operations has adopted a common set of listing fees for Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Non-domestic companies are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

The revenue NYSE Euronext derives from listing fees is primarily dependent on the number and size of new company listings and tender offers as well as the level of other corporate-related activity of existing listed issuers. The number and size of new company listings and other corporate-related activity in any period depend primarily on factors outside of NYSE Euronext’s control, including general economic conditions in Europe and the United States (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.

Market Data

In our U.S. Operations we collect market data fees principally for consortium-based data products, also known as core data products, and, to a lesser extent, for NYSE proprietary data products, also known as non-core data products. Consortium-based data fees are dictated as part of the securities industry plans. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed, NYSE Amex listed, and NYSE Arca listed securities are disseminated through Tape A and Tape B, which constitutes the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from Tape C, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.

NYSE Euronext offers Real-Time Reference Prices, which allows Internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com display NYSE Real-Time stock prices on their respective websites.

In our European Operations we charge a variety of users, primarily the end-users, for the use of Euronext’s real-time market data services. We also collect annual license fees from vendors for the right to distribute Euronext market data to third parties and a service fee from vendors for direct connection to market data. A substantial majority of our European market data revenues are derived from monthly end-user fees. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.

Other Revenues

Other revenues include software and technology services and regulatory revenues, as well as trading license fees and other fees, fees for facilities and other services provided to designated market markers (“DMMs”), brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, and fees for clearance and settlement activities in our European Operations.

Software and Technology Services.  Revenues are generated primarily from connectivity services related to the SFTI network, software licenses and maintenance fees, and strategic consulting services. Co-location revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statement of financial condition.

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

Components of Expenses

Section 31 Fees

See “— Sources of Revenues — Activity Assessment” above.

Liquidity Payments

To attract order flow, enhance liquidity and promote use of our markets, we offer our customers a variety of liquidity payment structures, tailored to specific market, product and customer characteristics. We charge a ’per share” or “per contract” execution fee to the market participant who takes the liquidity on certain of our trading platforms and, in turn, we pay, on certain of our markets, a portion of this “per share” or “per contract” execution fee to the market participant who provides the liquidity.

Routing and Clearing

We incur routing charges in the United States when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing and clearing. Also, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, service fees paid per trade to exchanges for trade execution.

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

Systems and communications expense also includes fees paid to third-party providers of networks and information technology resources, including fees for consulting, research and development services, software rental costs and licenses, hardware rental and related fees paid to third-party maintenance providers. Until the August 2008 acquisition of the 50% stake in Atos Euronext Market Solutions (“AEMS”) we did not already own, such expenses for Euronext consisted primarily of fees charged by AEMS for information technology services relating to the operation and maintenance of Euronext’s cash and derivatives trading platforms, including license fees relating to NSC and LIFFE CONNECT. Following the acquisition of AEMS, we have insourced our European technology and the results of AEMS have been consolidated in our results of operations.

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

Results of Operations

For the year ended December 31, 2009, the results of operations of NYSE Euronext included the results of operations of NYFIX since its acquisition date on November 30, 2009. For the year ended December 31, 2008, the results of operations of NYSE Euronext included the results of operations of Wombat, AEMS and NYSE Amex since their respective dates of acquisition (March 7, 2008, August 5, 2008 and October 1, 2008, respectively).

Year Ended December 31, 2009 Versus Year Ended December 31, 2008

The following table sets forth NYSE Euronext’s consolidated statements of operations for the years ended December 31, 2009 and 2008, as well as the percentage increase or decrease for each item for the year ended December 31, 2009, as compared to such item for the year ended December 31, 2008.

			Percent
	Year Ended December 31,		Increase
	2009	2008	(Decrease)
	(in millions)

Revenues
Activity assessment	$388	$229	69%
Cash trading	2,204	2,387	(8)%
Derivatives trading and clearing	862	919	(6)%
Listing	406	395	3%
Market data	402	429	(6)%
Other revenues	425	344	24%

Total revenues	4,687	4,703	—%
Section 31 fees	(388)	(229)	69%
Liquidity payments	(1,573)	(1,292)	22%
Routing and clearing	(247)	(300)	(18)%
Impairment charges	—	(1,590)	(100)%
Other operating expenses	(2,200)	(1,883)	17%
Regulatory fine income	7	3	133%

Operating income (loss) from continuing operations	286	(588)	149%
Interest expense	(122)	(150)	(19)%
Interest and investment income	12	51	(76)%
Gain on sale of equity investment and businesses	1	4	(75)%
Income from associates	2	1	100%
Other income	26	37	(30)%

Income (loss) from continuing operations before income tax benefit (provision)	205	(645)	132%
Income tax benefit (provision)	7	(95)	(107)%

Income (loss) from continuing operations	212	(740)	129%
Income from discontinued operations	—	7	(100)%

Net income (loss)	212	(733)	129%
Net loss (income) attributable to noncontrolling interest	7	(5)	(240)%

Net income (loss) attributable to NYSE Euronext	$219	$(738)	130%

Highlights

For the year ended December 31, 2009, NYSE Euronext reported revenues (excluding activity assessment fees) of $4,299 million, operating income from continuing operations of $286 million and net income attributable to NYSE Euronext of $219 million. This compares to revenues (excluding activity assessment fees) of $4,474 million, operating loss from continuing operations of $(588) million and net loss attributable to NYSE Euronext of $(738) million for the year ended December 31, 2008.

The $175 million decrease in revenues (excluding activity assessment fees), $874 million increase in operating income from continuing operations and $957 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:

•	Revenues — The period-over-period decrease in revenues was primarily due to a decrease in our net revenue capture per trade based on pricing changes and volume as well as the unfavorable effect of foreign currency translation (approximately $145 million).

•	Operating income from continuing operations — The period-over-period increase in operating income of $874 million was primarily due the $1,590 million impairment charge recognized in 2008 in connection with the write-down of goodwill and other intangible assets in our European Operations to their estimated fair value. In 2009, no impairment charges were recorded. Our 2009 results also benefited from reduced operating expenses as a result of cost containment initiatives (approximately $195 million), offset by (i) increased merger expenses and exit costs primarily as a result of the NYSE Liffe Clearing payment (approximately $355 million), (ii) a decrease in our net revenue capture per trade based on pricing changes and volumes (approximately $403 million) and (iii) inclusion of expenses related to acquisitions, data centers and other initiatives (approximately $193 million).

•	Net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $957 million was due to increased operating income from continuing operations and the reduction of our effective tax rate primarily due to higher earnings generated from our foreign operations, where our applicable tax rate is lower than the statutory rate, as well as the recognition of previously unrecognized tax benefits.

Consolidated and Segment Results

Revenues

	Year Ended December 31,
	2009				2008
			Corporate				Corporate
	U.S.	European	Items and		U.S.	European	Items and
	Operations	Operations	Eliminations	Total	Operations	Operations	Eliminations	Total
	(In millions)

Activity assessment	$388	$—	$—	$388	$229	$—	$—	$229
Cash trading	1,856	348	—	2,204	1,759	628	—	2,387
Derivatives trading and clearing	194	668	—	862	152	767	—	919
Listing	365	41	—	406	363	32	—	395
Market data	214	188	—	402	215	214	—	429
Other revenues	280	195	(50)	425	252	119	(27)	344

Total revenues	$3,297	$1,440	$(50)	$4,687	$2,970	$1,760	$(27)	$4,703

Activity Assessment.  Activity assessment fees are collected from member organizations executing trades on US markets. The increase in activity assessment fees was mainly due to an increase in the related SEC rate compared to the year ended December 31, 2008.

Cash Trading.  For the year ended December 31, 2009, U.S. Operations contributed $1,856 million to NYSE Euronext’s cash trading revenues, a $97 million increase as compared to December 31, 2008. The primary drivers for this increase were increased handled trading volume on the NYSE Arca platforms and pricing changes on both the NYSE and NYSE Arca trading platforms. European Operations contributed $348 million in cash trading revenues, a $280 million decrease as compared to December 31, 2008. The primarily drivers for this decrease were (i) lower revenue capture per trade and other pricing changes coupled with a 12% decline in trading volume (approximately $261 million), as well as (ii) the unfavorable currency impact (approximately $19 million) as a result of the weakening of the Euro versus the U.S. dollar as compared to the same period a year ago.

Derivatives Trading and Clearing.  For the year ended December 31, 2009, derivatives trading and clearing revenues decreased by $57 million to $862 million as compared to the year ended December 31, 2008, primarily due to the unfavorable effect of foreign currency translation (approximately $105 million) as a result of the weakening of the pound sterling versus the U.S. dollar as compared to the same period a year ago, partially offset by the inclusion of NYSE Amex results for the full year and results of NYSE Liffe Clearing subsequent to its July 2009 launch (approximately $81 million).

Listing.  For the year ended December 31, 2009, listing fees increased by $11 million from the comparable period in 2008 to $406 million primarily due to higher annual fees within European Operations.

Market Data.  For the year ended December 31, 2009, market data revenue decreased by $27 million from the comparable period in 2008 to $402 million. The decrease was primarily due to a decline in numbers of terminals in our European Operations coupled with the unfavorable currency impact.

Other.  For the year ended December 31, 2009, other revenues increased by $81 million from the comparable period in 2008 to $425 million. Other revenue from our European Operations increased primarily due to (i) the inclusion of full year results of AEMS subsequent to the acquisition in August 2008 and (ii) increased volumes on Bluenext, partially offset by the unfavorable impact of foreign currency translation. Other revenues from our U.S. Operations increased primarily due to the increase in software and technologies revenues in the year ended December 31, 2009 primarily as a result of various acquisitions, including Wombat and NYFIX.

Expenses

	Year Ended December 31,
	2009				2008
			Corporate				Corporate
	U.S.	European	Items and		U.S.	European	Items and
	Operations	Operations	Eliminations	Total	Operations	Operations	Eliminations	Total
	(In millions)

Section 31 fees	$(388)	$—	$—	$(388)	$(229)	$—	$—	$(229)
Liquidity payments	(1,440)	(134)	1	(1,573)	(1,145)	(147)	—	$(1,292)
Routing and clearing	(247)	—	—	(247)	(300)	—	—	(300)
Impairment charges	—	—	—	—	(5)	(1,585)	—	(1,590)
Other operating expenses	(1,033)	(1,189)	22	(2,200)	(963)	(906)	(14)	(1,883)
Regulatory fine income	7	—	—	7	3	—	—	3

Section 31 fees.  Section 31 fees are designed to recover the costs to the U.S. government of supervision and regulation of securities markets and securities professionals. NYSE Group, in turn, collects activity assessment fees from member organizations executing trades on our U.S. securities exchanges and remits these amounts semiannually to the SEC. The increase in Section 31 fees for the year ended December 31, 2009 was due to an increase in the SEC rate as compared to the year ended December 31, 2008.

Liquidity Payments.  For the year ended December 31, 2009, liquidity payments were $1,573 million, an increase of $281 million compared to the year ended December 31, 2008. This increase reflects the impact of changes in our U.S. pricing structure (approximately $295 million), partially offset by a decrease in trading volume on our European cash platform and favorable effect of foreign currency translation (approximately $13 million).

Routing and Clearing.  For the year ended December 31, 2009, routing and clearing fees were $247 million, a decrease of $53 million compared to the year ended December 31, 2008. This decrease was primarily due to decreased amount of routing costs incurred as a result of reduced consolidated U.S. volume.

Impairment charges.  For the year ended December 31, 2009, no impairment charges were recorded. For the year ended December 31, 2008, we recorded impairment charges of $1,590 million primarily in connection with the write-down of goodwill and other intangible assets in our European Operations to their estimated fair value.

Other Operating Expenses.  For the year ended December 31, 2009, other operating expenses were $2,200 million, an increase of $317 million compared to the year ended December 31, 2008. The increase was primarily due to (i) increased merger expenses and exit costs primarily as a result of the NYSE Liffe Clearing payment (approximately $355 million), (ii) the inclusion of operating expenses from recently acquired businesses (including Wombat, AEMS, NYSE Amex and NYFIX) and other strategic initiatives (including NYSE Liffe Clearing) for approximately $193 million, partially offset by (i) the favorable effect of foreign currency translation (approximately $57 million) and (ii) reduced operating expenses as a result of cost containment initiatives (approximately $195 million).

Regulatory Fine Income

Regulatory fine income remained relatively unchanged from the comparable period a year ago.

Non-operating components of our results of operations were as follows:

Interest Expense

Interest expense is primarily attributable to the debt incurred to fund the cash portion of the consideration paid to Euronext shareholders in April 2007 as well as interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See “— Liquidity and Capital Resources.”

Interest and Investment Income

The decrease in the average balance of cash and investments balances, reduction of interest rates and foreign currency rates were the primary drivers of the $39 million decrease in interest and investment income.

Gain on Sale of Equity Investment and Businesses

For the year ended December 31, 2009, NYSE Euronext recorded a $1 million gain associated with the Hugin divestiture. For the year ended December 31, 2008, NYSE Euronext recorded a $4 million gain on sale of equity investment primarily related to Powernext and Endex.

Income from Associates

For the year ended December 31, 2009, we recorded income from associates of $2 million which primarily reflects NYSE Euronext pro rata share in earnings of our equity method investment in Qatar.

Other Income

For the year ended December 31, 2009, we recorded other income of $26 million, a decrease of $11 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains (net of losses) and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the year ended December 31, 2009 and 2008, NYSE Euronext recorded a noncontrolling interest loss of $7 million as compared to income of ($5) million for the year ended December 31, 2008. The noncontrolling interest loss recorded in 2009 included the sharing of losses with our partners in the NYSE Liffe US venture.

Income Taxes

For the year ended December 31, 2009, NYSE Euronext benefited from income taxes at an estimated tax rate of 3%, a decrease compared to our tax provision of 15% for the year ended December 31, 2008. The decrease is primarily due to higher earnings generated from our foreign operations, where the applicable tax rate is lower than the statutory rate, and the recognition of previously unrecognized tax benefits.

Year Ended December 31, 2008 Versus Year Ended December 31, 2007

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

			Percent
	Year Ended December 31,		Increase
	2008	2007	(Decrease)
	(In millions)

Revenues
Activity assessment	$229	$556	(59)%
Cash trading	2,387	1,575	52%
Derivatives trading and clearing	919	661	39%
Listing	395	385	3%
Market data	429	371	16%
Other	344	390	(12)%

Total revenues	4,703	3,938	19%
Section 31 fees	(229)	(556)	(59)%
Liquidity payments	(1,292)	(729)	77%
Routing and clearing	(300)	(222)	35%
Impairment charges	(1,590)	—	—
Other operating expenses	(1,883)	(1,582)	19%
Regulatory fine income	3	30	(90)%

Operating (loss) income from continuing operations	(588)	879	(167)%
Interest expense	(150)	(129)	16%
Interest and investment income	51	69	(26)%
Gain on sale of equity investment and businesses	4	33	(88)%
Income from associates	1	10	(90)%
Other income	37	30	23%

(Loss) income from continuing operations before income tax provision	(645)	892	(172)%
Income tax provision	(95)	(243)	(61)%

(Loss) income from continuing operations	(740)	649	(214)%
Income from discontinuing operations	7	4	75%

Net (loss) income	(733)	653	(212)%
Net income attributable to noncontrolling interest	(5)	(10)	(50)%

Net (loss) income attributable to NYSE Euronext	$(738)	$643	$(215)%

Highlights

For the year ended December 31, 2008, NYSE Euronext reported revenues (excluding activity assessment fees) of $4,474 million, operating loss from continuing operations of $(588) million and net loss attributable to NYSE Euronext of $(738) million. This compares to revenues (excluding activity assessment fees) of $3,382 million, operating income from continuing operations of $879 million and net income attributable to NYSE Euronext of $643 million for the year ended December 31, 2007.

The $1,092 million increase in revenues (excluding activity assessment fees), $(1,467) million decrease in operating income from continuing operations and $(1,381) million decrease in net income for the period reflect the following principal factors:

•	Increased revenues — The period-over-period increase of $1,092 million in revenues reflects primarily the inclusion of Euronext’s results for the full year in 2008 as compared to the same period a year ago, which only included the results of Euronext subsequent to the April 4, 2007 merger between NYSE Group and Euronext. Higher trading volumes primarily in the U.S. cash markets and price changes also contributed to the increase in revenues. Higher trading volume increased liquidity payment and routing and clearing expenses, which partially offset increased revenues for the period.

•	Operating (loss) income from continuing operations — The period-over-period decrease in operating income of $(1,467) million was primarily due to impairment charges, higher liquidity payments on higher trading volumes, incremental merger expenses and exit costs as we continue to integrate our businesses, partially offset by revenue growth primarily in cash and derivatives markets.

•	Net (loss) income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $(1,381) million was primarily due to impairment charges, higher liquidity payments associated with higher trading volumes, incremental merger expenses and exit costs, partially offset by revenue growth primarily in cash and derivatives markets.

Consolidated and Segment Results

Revenues

	Year Ended December 31,
	2008				2007
			Corporate				Corporate
	U.S.	European	Items and		U.S.	European	Items and
	Operations	Operations	Eliminations	Total	Operations	Operations	Eliminations	Total
	(In millions)

Activity assessment	$229	$—	$—	$229	$556	$—	$—	$556
Cash trading	1,759	628	—	2,387	1,165	410	—	1,575
Derivatives trading and clearing	152	767	—	919	86	575	—	661
Listing	363	32	—	395	363	22	—	385
Market data	215	214	—	429	225	146	—	371
Other revenues	252	119	(27)	344	352	38	—	390

Total revenues	$2,970	$1,760	$(27)	$4,703	$2,747	$1,191	$—	$3,938

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

Expenses

	Year Ended December 31,
	2008				2007
			Corporate				Corporate
	U.S.	European	Items and		U.S.	European	Items and
	Operations	Operations	Eliminations	Total	Operations	Operations	Eliminations	Total
	(In millions)

Section 31 fees	$(229)	$—	$—	$(229)	$(556)	$—	$—	$(556)
Liquidity payments	(1,145)	(147)	—	(1,292)	(626)	(103)	—	(729)
Routing and clearing	(300)	—	—	(300)	(222)	—	—	(222)
Impairment charges	(5)	(1,585)	—	(1,590)	—	—	—	—
Other operating expenses	(963)	(906)	(14)	(1,883)	(1,001)	(556)	(25)	(1,582)
Regulatory fine income	3	—	—	3	30	—	—	30

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

Noncontrolling Interest

For the year ended December 31, 2008, NYSE Euronext recorded noncontrolling interest of $5 million primarily representing 2.3% of the Euronext N.V. income for the period from January 1, 2008 to May 20, 2008 (the effective date of the statutory buy-out of the remaining minority Euronext shareholders).

Income Taxes

For the year ended December 31, 2008, NYSE Euronext provided for income taxes at an estimated tax rate of 15%. Our effective tax rate was lower than the statutory rate primarily due to foreign operations and the non-deductibility of goodwill impairment charges. For the year ended December 31, 2007, the consolidated effective tax rate was 27% which reflected foreign earnings taxed at lower rates. Included in the income tax provision for the year ended December 31, 2007 was a deferred tax benefit of $55 million related to an enacted reduction of the corporate tax rate from 30% to 28% in the United Kingdom.

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

Cash Flows From Operating Activities

For the year ended December 31, 2009, net cash provided by operating activities of continuing operations was $469 million, representing net income of $212 million, depreciation and amortization of $301 million, partially offset by a negative change in working capital of $73 million, which included a $355 million payment related to NYSE Liffe Clearing. Capital expenditures for the year ended December 31, 2009 were $497 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2009, NYSE Euronext did not have significant restricted cash balances.

Net Financial Indebtedness

As of December 31, 2009, NYSE Euronext had approximately $2.8 billion in debt outstanding and $0.5 billion of cash and cash equivalents and financial investments, resulting in $2.3 billion in net indebtedness. We define net indebtedness as outstanding debt less cash and cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	December 31,
	2009	2008

Cash and cash equivalents	$423	$777
Financial investments	67	236
Securities purchased under agreements to resell	—	—

Cash, cash equivalents and financial investments	490	1,013

Short term debt	616	1,101
Long term debt	2,166	1,787

Total debt	2,782	2,888

Net indebtedness	$2,292	$1,875

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

As of December 31, 2009, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal Amount	Maturity

Commercial paper issued under the global commercial paper program	$576	From Jan. 4, 2010 until Feb. 8, 2010
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000($1,433)	June 30, 2015

£250 million of fixed rate bonds issued in 2004 to refinance the acquisition of LIFFE (Holdings) plc by Euronext were repaid at maturity on June 16, 2009.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2009, NYSE Euronext had $0.6 billion of debt outstanding at an average interest rate of 0.4% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $500 million 364-day syndicated revolving bank facility maturing on March 31, 2010. These bank facilities are also available for general corporate purposes and were not drawn as of December 31, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($430 million at December 31, 2009) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of December 31, 2009, NYSE Euronext had three committed bank credit facilities totaling $2.8 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In 2008, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €750 million of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. In 2009, NYSE Euronext increased the €750 million 5.375% notes due in June 2015 to €1 billion as a result of an incremental offering of €250 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

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

Because new issues of commercial paper generally fund the retirement of outstanding issues, NYSE Euronext is also exposed to the rollover risk of not being able to refinance outstanding commercial paper. In order to mitigate the rollover risk, we maintain backstop bank facilities for an aggregate amount exceeding at any time the amount issued under its commercial paper program. In the event that we are unable to issue new commercial paper, we may draw on these backstop facilities.

Share Repurchase Program

The board of directors has authorized the repurchase of up to $1.0 billion of NYSE Euronext common stock in 2008. Pursuant to this authorization, NYSE Euronext may repurchase stock from time to time at the discretion of management in the open market or privately negotiated transactions or otherwise, subject to applicable U.S. and European laws, regulations and approvals, strategic considerations, market conditions and other factors. In 2008, NYSE Euronext repurchased 13.4 million shares at an average price of $26.04 per share under this authorization. No shares were repurchased during 2009. Under SEC rules, NYSE Euronext is not able to repurchase shares during certain restricted time periods.

Summary Disclosures About Contractual Obligations

The table below summarizes NYSE Euronext’s debt, future minimum lease obligations on its operating leases and other commitments as of December 31, 2009 (in millions):

	Payments Due by Year(1)
	Total	2010	2011	2012	2013	2014	Thereafter

Debt (principal and accrued interest obligations)	$2,782	$616	$—	$—	$749	$—	$1,417
Debt (future interest obligations)	539	64	113	113	95	77	77
Operating lease obligations	511	98	65	61	52	47	188
Other commitments(2)	176	49	45	42	40	—	—

	$4,008	$827	$223	$216	$936	$124	$1,682

(1)	As of December 31, 2009, obligations under capital leases were not significant. NYSE Euronext also has obligations related to unrecognized tax positions, deferred compensation and other post-retirement benefits. The date of payment under these obligations cannot be determined. See Notes 8 — “Pension and Other Benefit Programs,” 10 — “Stock Based Compensation,” and 16 — “Income Taxes” to the consolidated financial statements.

(2)	Primarily reflects the outstanding commitment for our investment in the Doha Securities Market.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting policies reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on our exchanges — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for NYSE and Euronext, and 5 years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

In addition, NYSE Euronext, through NYSE Technologies’ Trading Solutions business, licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codifications, which involves significant judgment.

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

Interest Rate Risk

Most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of December 31, 2009 (in millions of U.S. dollars):

				Impact(2)of a
				100 bps
	Financial	Financial	Net	Adverse Shift in
	Assets	Liabilities	Exposure	Interest Rates(3)

Floating rate(1)positions in
Dollar	$163	$376	$(213)	$(2.1)
Euro	67	240	(173)	(1.7)
Sterling	203	—	203	(2.0)
Fixed rate positions in
Dollar	—	749	(749)	(25.9)
Euro	—	1,417	(1,417)	(68.6)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At December 31, 2009, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,417 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $25.9 million and $68.6 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in the sterling, when interest rates in sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on December 31, 2009 positions, a hypothetical 1% decrease in sterling rates would negatively impact annual income by $2.0 million. Because NYSE Euronext is a net borrower in U.S. dollar and euro, when interest rates in U.S. dollar or euro increase, NYSE Euronext net interest and investment income decreases. Based on December 31, 2009 positions, a hypothetical 1% increase in U.S. dollar or euro rates would negatively impact annual income by $2.1 million and $1.7 million, respectively.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the year ended December 31, 2009 is presented by primary foreign currency in the following table (in millions):

	Year Ended December 31,
	2009
	Euro	Sterling

Average rate in the period	1.3945	1.5659
Average rate in the same period one year before	1.4708	1.8526
Foreign denominated percentage of
Revenues	18%	12%
Operating expenses(1)	15%	8%
Operating income(1)	38%	35%
Impact of the currency fluctuations(2) on
Revenues	(52.1)	(95.3)
Operating expenses(1)	(36.9)	(56.8)
Operating income(1)	(15.2)	(38.5)

(1)	Excluding the NYSE Liffe Clearing payment of €260 million ($355 million).

(2)	Represents the impact of currency fluctuation for the year ended December 31, 2009 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	December 31,
	2009
	Position in	Position in
	Euros	Sterling

Assets	€4,099	£2,777
of which goodwill	1,041	1,074
Liabilities	2,349	452
of which borrowings	1,167	—

Net currency position before hedging activities	1,750	2,326
Impact of hedging activities	40	112

Net currency position	€1,790	£2,438

Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(257)	$(394)

At December 31, 2009, NYSE Euronext was exposed to net exposures in euro and sterling of €1.8 billion ($2.6 billion) and £2.4 billion ($3.9 billion), respectively. NYSE Euronext’s borrowings in euro of €1.2 billion ($1.7 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of December 31, 2009, NYSE Euronext also had a €40 million ($57 million) Euro/dollar and £112 million ($178 million) sterling/dollar foreign exchange swaps outstanding. These swaps matured in January 2010. As of December 31, 2009, the fair value of these swaps was a $2.7 million asset.

Based on December 31, 2009 net currency positions, a hypothetical 10% decrease of the euro against the dollar would negatively impact NYSE Euronext’s equity by $257 million and a hypothetical 10% decrease of the sterling against the dollar would negatively impact NYSE Euronext’s equity by $394 million. For the year ended December 31, 2009, currency exchange rate differences had a positive impact of $367 million on NYSE Euronext’s consolidated equity.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of NYSE Euronext’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that NYSE Euronext’s internal control over financial reporting as of December 31, 2009 was effective.

The effectiveness of NYSE Euronext’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NYSE Euronext:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NYSE Euronext and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 26, 2010

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in millions, except per share data)

	December 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$423	$777
Financial investments	67	236
Accounts receivable, net	660	744
Deferred income taxes	100	113
Other current assets	270	156

Total current assets	1,520	2,026
Property and equipment, net	986	695
Goodwill	4,210	3,985
Other intangible assets, net	6,184	5,866
Deferred income taxes	680	671
Other assets	802	705

Total assets	$14,382	$13,948

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$1,162	$997
Related party payable	40	249
Section 31 fees payable	150	84
Deferred revenue	163	113
Short term debt	616	1,101
Deferred income taxes	18	38

Total current liabilities	2,149	2,582
Long term debt	2,166	1,787
Deferred income taxes	2,090	2,002
Accrued employee benefits	504	576
Deferred revenue	362	360
Related party payable	110	—
Other liabilities	66	67

Total liabilities	7,447	7,374
Commitments and contingencies
Equity
NYSE Euronext stockholders’ equity
Preferred stock, $0.01 par value, 400 shares authorized, none issued	—	—
Common stock, $0.01 par value, 800 shares authorized; 275 and 274 shares issued; 260 and 259 shares outstanding	3	3
Common stock held in treasury, at cost: 15 shares	(416)	(416)
Additional paid-in capital	8,209	8,522
Accumulated deficit	(112)	(331)
Accumulated other comprehensive loss	(813)	(1,222)

Total NYSE Euronext stockholders’ equity	6,871	6,556
Noncontrolling interest	64	18

Total equity	6,935	6,574

Total liabilities and equity	$14,382	$13,948

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007

Revenues
Activity assessment	$388	$229	$556
Cash trading	2,204	2,387	1,575
Derivatives trading and clearing	862	919	661
Listing	406	395	385
Market data	402	429	371
Software and technology services	201	160	98
Regulatory	43	49	152
Other	181	135	140

Total revenues	4,687	4,703	3,938
Section 31 fees	(388)	(229)	(556)
Liquidity payments	(1,573)	(1,292)	(729)
Routing and clearing	(247)	(300)	(222)
Merger expenses and exit costs	(517)	(177)	(67)
Impairment charges	—	(1,590)	—
Compensation	(649)	(664)	(612)
Systems and communication	(225)	(317)	(264)
Professional services	(223)	(163)	(112)
Depreciation and amortization	(266)	(253)	(240)
Occupancy	(156)	(125)	(115)
Marketing and other	(164)	(184)	(172)
Regulatory fine income	7	3	30

Operating income (loss) from continuing operations	286	(588)	879
Interest expense	(122)	(150)	(129)
Interest and investment income	12	51	69
Gain on sale of equity investment and businesses	1	4	33
Income from associates	2	1	10
Other income	26	37	30

Income (loss) from continuing operations before income tax benefit (provision)	205	(645)	892
Income tax benefit (provision)	7	(95)	(243)

Income (loss) from continuing operations	212	(740)	649
Income from discontinued operations (Note 5)	—	7	4

Net income (loss)	212	(733)	653
Net loss (income) attributable to noncontrolling interest	7	(5)	(10)

Net income (loss) attributable to NYSE Euronext	$219	$(738)	$643

Basic earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$0.84	$(2.81)	2.70
Earnings per share, discontinued operations	—	0.03	0.02

	$0.84	$(2.78)	2.72
Diluted earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$0.84	$(2.81)	$2.68
Earnings per share, discontinued operations	—	0.03	0.02

	$0.84	$(2.78)	$2.70
Basic weighted average shares outstanding	260	265	237
Diluted weighted average shares outstanding	261	265	238

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY AND COMPREHENSIVE INCOME
(in millions)

	NYSE Euronext Stockholders’ Equity
					Retained	Accumulated
				Additional	Earnings	Other	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	controlling
	Shares	Par Value	Stock	Capital	Deficit)	Income (Loss)	Interest	Total

Balance as of December 31, 2006	158	$2	$(66)	$1,555	$183	$(5)	$—	$1,669
Comprehensive income:
Net income (loss)	—	—	—	—	653	—	(10)	643
Foreign currency translation, after impact of net investment hedge of ($181) and related taxes of $67	—	—	—	—	—	419	15	434
Change in market value adjustments, net of taxes of ($10)	—	—	—	—	—	31	—	31
Employee benefit plan adjustments:							—
Net gains (losses), net of taxes of ($21)	—	—	—	—	—	32	—	32
Prior service cost, net of taxes of ($3)	—	—	—	—	—	4	—	4
Amortization of prior service costs/gains (losses), net of taxes of $3	—	—	—	—	—	(4)	—	(4)

Total comprehensive income								1,140
Merger with Euronext	107	1	—	6,644	(10)	15	171	6,821
Cumulative effect of accounting change	—	—	—	—	10	—	—	10
Employee stock transactions	2	—	—	120	—	—	—	120
Transactions in own shares	—	—	(1)	—	—	—	—	(1)
Dividends	—	—	—	—	(199)	—	—	(199)

Balance as of December 31, 2007	267	$3	$(67)	$8,319	$637	$492	$176	$9,560
Comprehensive loss:
Net (loss) income	—	—	—	—	(733)	—	(5)	(738)
Foreign currency translation, after impact of net investment hedge of ($93) and related taxes of $38	—	—	—	—	—	(1,454)	16	(1,438)
Change in market value adjustments, net of taxes of $25	—	—	—	—	—	(46)	—	(46)
Employee benefit plan adjustments:							—
Net gains (losses), net of taxes of $178	—	—	—	—	—	(234)	—	(234)
Amortization of prior service costs/gains (losses), net of taxes of ($2)	—	—	—	—	—	4	—	4

Total comprehensive loss								(2,452)
Purchased of remaining noncontrolling interest of Euronext	—	—	—	—	(5)	16	(169)	(158)
Merger with NYSE Amex	7	—	—	260	—	—	—	260
Employee stock transactions	—	—	—	18	—	—	—	18
Transactions in own shares	—	—	(349)	—	—	—	—	(349)
Dividends	—	—	—	(75)	(230)	—	—	(305)

Balance as of December 31, 2008	274	$3	$(416)	$8,522	$(331)	$(1,222)	$18	$6,574
Comprehensive loss:
Net income (loss)	—	—	—	—	219	—	(7)	212
Foreign currency translation, after impact of net investment hedge gain of $9 and related taxes of ($4)	—	—	—	—	—	367	1	368
Change in market value adjustments, net of taxes of $1	—	—	—	—	—	7	—	7
Employee benefit plan adjustments:
Net gains (losses), net of taxes of ($17)	—	—	—	—	—	31	—	31
Amortization of prior service costs/gains (losses), net of taxes of ($3)	—	—	—	—	—	4	—	4

Total comprehensive loss								622
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	52	52
Employee stock transactions	1	—	—	(1)	—	—	—	(1)
Dividends	—	—	—	(312)	—	—	—	(312)

Balance as of December 31, 2009	275	$3	$(416)	$8,209	$(112)	$(813)	$64	$6,935

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY AND COMPREHENSIVE INCOME — (Continued)
(in millions)

Accumulated other comprehensive income (loss) was as follows (in millions):

	December 31,
	2009	2008	2007

Market value adjustments of available-for-sale securities	$(1)	$(8)	$38
Foreign currency translation	(637)	(1,004)	434
Employee benefit plan adjustments	(175)	(210)	20

	$(813)	$(1,222)	$492

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$212	$(733)	$653
Income from discontinued operations	—	(7)	(4)

Income (loss) from continuing operations	212	(740)	649
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment charges	—	1,590	—
Depreciation and amortization	301	276	273
Deferred income taxes	(34)	(184)	(75)
Deferred revenue amortization	(80)	(79)	(87)
Stock-based compensation	43	48	29
Gain on sale of equity investment and businesses	(32)	(4)	(32)
Other non-cash items	9	(24)	41
Change in operating assets and liabilities:
Accounts receivable, net	160	(272)	34
Other assets	(29)	(210)	27
Accounts payable, accrued expenses and Section 31 fees payable	41	238	(184)
Related party payable	(237)	—	—
Deferred revenue	158	4	71
Accrued employee benefits	(43)	78	(34)

Net cash provided by operating activities	469	721	712
Cash flows from investing activities:
Euronext merger, net of cash acquired	—	(395)	(2,879)
Cash acquired in other business combinations	40	49	—
Sales of investments	905	2,389	8,100
Purchases of investments	(733)	(2,203)	(7,264)
Net sales of securities purchased under agreements to resell	—	9	11
Purchases of property and equipment	(497)	(376)	(182)
Purchases of businesses	(181)	(539)	(243)
Sales of equity investments and businesses	72	360	727
Other investing activities	52	5	(18)

Net cash used in investing activities	(342)	(701)	(1,748)
Cash flows from financing activities:
Proceeds from issuance of debt	312	1,929	11
Commercial paper (repayments) borrowings, net	(117)	(1,627)	1,966
Bank overdraft borrowings, net	—	249	—
Repayment of other debt	(412)	—	(146)
Dividends to shareholders	(312)	(305)	(194)
Purchase of treasury stock	—	(349)	(1)
Employee stock transactions	—	10	57
Other financing activities	—	(4)	(7)

Net cash used in financing activities	(529)	(97)	1,686
Effects of exchange rate changes on cash and cash equivalents	48	(71)	50

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in millions)

	Year Ended December 31,
	2009	2008	2007

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	32	(8)
Net cash used in investing activities of discontinued operations	—	(28)	(50)
Net cash used in financing activities of discontinued operations	—	(13)	14

Net (decrease) increase in cash and cash equivalents for the year	(354)	(157)	656
Cash and cash equivalents at beginning of year	777	934	278

Cash and cash equivalents at end of year	$423	$777	$934

Supplemental disclosures:
Cash paid for income taxes	$45	$250	$250
Cash paid for interest	137	105	122
Non-cash investing and financing activities:
Merger with Euronext	$—	$—	$6,600
Debt assumed as part of Euronext merger	—	—	494
Merger with NYSE Amex	—	260	—
Financing of Qatar	160	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”) — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”

Note 2 —	Significant Accounting Policies

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

We made certain reclassifications to our prior year consolidated financial statements to conform to our 2009 presentation. The operations of GL Trade are reflected as discontinued operations. See Note 5 — “Discontinued Operations.”

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

Revenue Recognition

Cash trading fees are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of the NYSE Euronext trading venues, and the fees vary, based on the size, type of trade that is consummated and trading venue. Our U.S. securities exchanges earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. Euronext earns transaction fees for customer orders of equity, debt securities and other cash instruments on Euronext’s cash markets. Cash trading fees are recognized as earned.

Derivative trading and clearing fees are paid by organizations based on their trading activity. Fees are assessed on a fixed per-contract basis for the (i) execution of trades of derivative contracts on Euronext’s derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon, and (ii) execution of options contracts traded on NYSE Arca

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and LIFFE Administration and Management (“NYSE Liffe”). In some cases, these fees are subjected to caps. Derivative trading and clearing fees are recognized as earned.

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

Software and technology services revenues are generated primarily from connectivity services related to the SFTI network, software licenses and maintenance fees, and strategic consulting services. Co-location revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.

The principal regulatory fees charged to member organizations of our U.S. markets include (i) a regulatory fee based on Gross Focus revenues charged to member organizations (in 2009, $0.105 per $1,000 of Gross Focus — Financial and Operational Combined Uniform Single Report — revenues generated by member broker-dealers, which are reported on a six-month lag basis), (ii) a fee based on the number of registered representatives charged to NYSE Arca and NYSE Amex member organizations and (iii) various regulatory fees charged to specialists, through June 30, 2009, on the NYSE and NYSE Amex, and to market makers, order routing firms and other broker-dealers on NYSE Arca and NYSE Amex.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging Activity

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to the Derivatives and Hedging Topic of the FASB Accounting Standards Codifications. The Derivatives and Hedging Topic establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the consolidated statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from instruments designated as net investment hedges are classified as financing activities.

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

Fair Value Measurements

NYSE Euronext accounts for certain financial instruments at fair value, including available-for-sale instruments, derivative instruments and certain debt instruments pursuant to the Fair Value Measurements and Disclosures Topic in the Codification. The Fair Value Measurements and Disclosures Topic defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Euronext’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in millions):

	Year Ended December 31,
	2009	2008	2007

Beginning balance	$26	$15	$13
Additions
Charges to income	11	8	5
Business combinations	1	12	1
Write-offs	(14)	(7)	(4)
Currency translation and other	1	(2)	—

Ending balance	$25	$26	$15

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

NYSE Euronext accounts for software development costs pursuant to Subtopic 10 of the Intangibles-Goodwill and Other in the Codification. NYSE Euronext expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Costs that are related to the development of licenses marketed to external customers are capitalized after technological feasibility has been established. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, which is applied over periods ranging from 2 to 5 years.

Expenditures for repairs and maintenance are charged to operations in the period incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon the estimated fair value of NYSE Euronext’s reporting units. An impairment loss is triggered if the estimated fair value of a reporting unit, which is a component one level below NYSE Euronext’s two reportable segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the impairment loss.

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

For purposes of performing the impairment test, fair values are determined using discounted cash flow methodology. This requires significant judgment including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for businesses, and

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill and other intangible impairment for each reporting unit.

Activity Assessment Fees and Section 31 Fees

NYSE Euronext pays the Securities Exchange Commission (the “SEC”) fees pursuant to Section 31 of the Exchange Act for transactions executed on the U.S. exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Euronext, in turn, collects activity assessment fees from member organizations clearing or settling trades on the NYSE, NYSE Amex and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Euronext’s net income.

Accrued Employee Benefits

NYSE Euronext accounts for defined benefit pension and other postretirement benefit plans (collectively “benefit plans”) in accordance with the Compensation-Retirement Benefits Topic of the Codification. The Compensation-Retirement Benefits Topic requires plan sponsors of benefit plans to recognize the funded status of their benefit plans in the consolidated statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated statement of financial position, and provide additional disclosures.

Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates, and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other postretirement obligations and future expense.

Stock-Based Compensation

NYSE Euronext accounts for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the Codification, which requires that the cost of employee services received in exchange for a share-based award be generally measured based on the grant-date fair value of the award. NYSE Euronext estimates an expected forfeiture rate while recognizing the expense associated with these awards and amortizes such expense on a graded basis.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NYSE Euronext determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets this recognition criteria, the position is measured to determine the amount of benefit to be recognized in the financial statements.

Recently Adopted Accounting Guidance

Section 5 of Subtopic 10 in the Codification establishes the Codification as the source of authoritative U.S. accounting and reporting standards recognized by the FASB for use in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. NYSE Euronext adopted such guidance during the quarter ended September 30, 2009.

The Business Combinations Topic of the Codification requires the acquiring entity in a business combination to (1) recognize all assets acquired and liabilities assumed at their acquisition-date fair values; (2) record those assets and liabilities at their full fair value amounts even if there is noncontrolling interest; (3) include noncontrolling interest earnings through net income; (4) expense acquisition-related transaction costs; and (5) disclose information needed to evaluate and understand the nature and financial effect of the business combination. NYSE Euronext adopted the Business Combinations Topic on January 1, 2009.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FASB issued new accounting guidance contained within the Section 50 of Subtopic 20 in the Compensation Topic of the Codification in December 2008. This guidance requires additional disclosure on our pension and other post-retirement benefit plan assets on an annual basis that are based on the fair value disclosure requirements of the Fair Value Measurements and Disclosures Topic in the Codification. We are required to separate our plan assets into three fair value hierarchy levels. If any plan assets are classified as Level 3, we will provide a rollforward of the changes in fair value of such plan assets. For further information on the three fair value hierarchy levels, see Note 12, “Fair Value of Financial Instruments.” Since the new provisions of this guidance require only additional disclosures about our pension and other post-retirement benefit plan assets, NYSE Euronext adopted such guidance on December 15, 2009.

Recent Accounting Guidance Not Yet Adopted

The FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which supersedes certain provisions in Subtopic 25 in the Revenue Recognition Topic of the Codification. ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It also eliminates the use of the residual method of allocation which was allowed under previous guidance and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to the Subtopic 25 in the Revenue Recognition Topic. ASU 2009-13 also requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This new guidance is effective on or after June 15, 2010. NYSE Euronext is currently evaluating the impact of this guidance, if any.

The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. This new guidance is effective on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. NYSE Euronext is currently evaluating the impact of this guidance, if any.

Note 3 —	Acquisitions and Divestitures

NYFIX, Inc.

On November 30, 2009, NYSE Euronext acquired NYFIX, Inc. (“NYFIX”) which is a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition was approximately $144 million. NYFIX FIX business and FIX Software business were merged with the NYSE Technologies’ portfolio. The NYFIX Transaction Services U.S. electronic agency execution business, comprised of its direct market access and algorithmic products and the Millennium Alternative Trading System, was acquired by BNY ConvergEX subsequent to the NYFIX acquisition.

NYSE Liffe US

On October 30, 2009, NYSE Euronext entered into a definitive agreement with Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS to sell a significant equity interest in NYSE Liffe US. NYSE Euronext will continue to consolidate the results of NYSE Liffe US. The transaction closed in the fourth quarter of 2009. NYSE Euronext will continue to manage the day-to-day operations of NYSE Liffe US, which will operate under the supervision of a separate board of directors.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other transactions

Qatar

On June 19, 2009, NYSE Euronext entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. Under the terms of the partnership, the Qatar Exchange will adopt the latest NYSE Euronext trading and network technologies for both the existing cash equities market and the new derivatives market. We will provide certain management services to the Qatar Exchange at negotiated rates.

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid in four equal installments on each of the next four anniversaries of the closing date. The $150 million present value of this liability is included in “Related party payable” in the consolidated statement of financial condition as of December 31, 2009.

New York Portfolio Clearing (“NYPC”)

On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an exclusive arrangement to pursue a joint venture that is expected to be operational in the third quarter of 2010, subject to regulatory approval. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. Pending Registered Derivatives Clearing

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Organization status approval from the U.S. Commodity Futures Trading Commission as well as other required regulatory approvals, NYPC initially will clear fixed income derivatives traded on NYSE Liffe US, with the ability to add other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems.

Note 4 —	Restructuring

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

2009 plan

As a result of streamlining certain business processes throughout 2009, NYSE Euronext finalized the plan in Europe, initiated a voluntary resignation incentive plan in the U.S. (“2009 VRIP”) and realized certain efficiencies from recent acquisitions.

The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through December 31, 2009 and the remaining accrual as of December 31, 2009 (in millions):

	U.S.	European
	Operations	Operations	Total

Balance as of January 1, 2007	$17	$—	$17
Employee severance and related benefits	5	23	28
Severance and benefit payments	(19)	(14)	(33)
Currency translation and other	—	2	2

Balance as of December 31, 2007	$3	$11	$14
Employee severance and related benefits	71	113	184
Severance and benefit payments	(22)	(33)	(55)
Currency translation and other	—	(2)	(2)

Balance as of December 31, 2008	52	89	141
Employee severance and related benefits	34	74	108
Severance and benefit payments	(46)	(36)	(82)
Currency translation and other	—	(21)	(21)

Balance as of December 31, 2009	$40	$106	$146

The severance charges are included in merger expenses and exit costs in the consolidated statements of operations. Based on current severance dates and the accrued severance at December 31, 2009, NYSE Euronext expects to pay these amounts throughout 2010 and 2011.

Contract Termination

LCH.Clearnet Contract Termination/NYSE Liffe Clearing

Through July 30, 2009, NYSE Euronext used the services of LCH.Clearnet Group Limited for clearing transactions executed on its European cash and derivatives markets.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 31, 2008, NYSE Euronext announced that NYSE Liffe’s London Market (for the purposes of this section, “NYSE Liffe”) entered into binding agreements with LCH.Clearnet Ltd. (“LCH.Clearnet”) to terminate its clearing arrangements and to establish new arrangements known as “NYSE Liffe Clearing”, whereby NYSE Liffe assumed full responsibility for clearing activities for the U.K. derivatives market. To achieve this, NYSE Liffe became a self-clearing Recognised Investment Exchange and outsourced the existing clearing guarantee arrangements and related risk functions to LCH.Clearnet.

In connection with this arrangement, NYSE Euronext agreed to make a one-time €260 million ($355 million) payment to compensate LCH.Clearnet for economic losses arising as a result of the early termination of its current clearing arrangements with LCH.Clearnet (the “NYSE Liffe Clearing Payment”). This payment is tax deductible.

On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. Following such approval, NYSE Euronext recorded a $355 million expense which is included in merger expenses and exit costs in our consolidated statement of operations for the year ended December 31, 2009.

On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Euronext made the $355 million payment to LCH.Clearnet.

As of December 31, 2009, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Note 5 —	Discontinued Operations

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

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade, which were formerly included in European Operations, are summarized as follows (in millions):

	Year Ended December 31,
	2008	2007

Revenues	$248	$220
Income before income tax provision and noncontrolling interest	31	29
Income tax provision	(10)	(10)
Noncontrolling interest	(16)	(15)

Income from discontinued operations	5	4
Gain on sale of discontinued operations, net of tax	2	—

Discontinued operations, net of tax	$7	$4

Note 6 —	Segment Reporting

NYSE Euronext operates under two reportable segments:  U.S. Operations and European Operations. NYSE Euronext evaluates segment performance primarily based on operating income from continuing operations.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Commencing in the first quarter of 2010, NYSE Euronext will change its reportable segments to reflect how its primary businesses will be managed in 2010. The new reportable segments will be focused on NYSE Euronext’s three primary global business units: Cash Trading and Listings; Derivatives; and Information Services and Technology Solutions.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized financial data of NYSE Euronext’s reportable segments was as follows (in millions):

			Corporate Items
	U.S.	European	and
	Operations	Operations	Eliminations	Total

2009
Revenues	$3,297	$1,440	$(50)	$4,687
Operating income (loss) from continuing operations	196	117	(27)	286
Total assets	3,331	9,717	1,334	14,382
Purchases of property and equipment	353	144	—	497
2008
Revenues	$2,970	$1,760	$(27)	$4,703
Operating income (loss) from continuing operations	331	(878)	(41)	(588)
Total assets	3,017	9,249	1,682	13,948
Purchases of property and equipment	180	196	—	376
2007
Revenues	$2,747	$1,191	$—	$3,938
Operating income (loss) from continuing operations	374	530	(25)	879
Total assets	2,508	11,599	2,511	16,618
Purchases of property and equipment	123	59	—	182

For the years ended December 31, 2009 and 2008, the operating income (loss) of European Operations included a $355 million charge recorded in connection with the LCH.Clearnet contract termination/ NYSE Liffe Clearing payment (see Note 3) and a $1,585 million impairment charge, respectively.

Revenues are generated primarily in the United States of America and Europe. Corporate items consist of expenses that are not allocated in assessing segment performance and intercompany eliminations. Corporate assets consist primarily of cash and cash equivalents, investments, prepaid income taxes, and equity investments. For the years ended December 31, 2009, 2008 and 2007, no individual customer accounted for 10% or more of NYSE Euronext’s revenues.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	2009	2008	2007

Net income (loss):
Continuing operations	$212	$(740)	$649
Discontinued operations, net of tax	—	7	4
Net loss (income) attributable to noncontrolling interest	7	(5)	(10)

Net income (loss) attributable to NYSE Euronext	$219	$(738)	$643

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	260	265	237
Dilutive effect of:
Employee stock options and restricted stock units	1	—	1

Weighted average shares used in diluted computation	261	265	238

Basic earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$0.84	$(2.81)	$2.70
Earnings per share, discontinued operations	—	0.03	0.02

	$0.84	$(2.78)	$2.72

Diluted earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$0.84	$(2.81)	$2.68
Earnings per share, discontinued operations	—	0.03	0.02

	$0.84	$(2.78)	$2.70

As of December 31, 2009 and 2008, 2.0 million and 3.3 million restricted stock units, respectively, and stock options to purchase 0.6 million and 0.7 million shares of common stock, respectively, were outstanding. For the year ended December 31, 2009, 0.7 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the year ended December 31, 2008, diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of stock options and restricted stock units would have been anti-dilutive due to the loss position. For the year ended December 31, 2007, an aggregate of 0.4 million stock options and restricted stock units were excluded from the diluted earnings per share calculation because they would have been anti-dilutive.

Note 8 —	Pension and Other Benefit Programs

Defined Benefit Pension Plans

NYSE Euronext maintains pension plans covering its U.S. and European Operations. Effective December 31, 2008, the NYSE Amex benefit plans were merged with benefit plans in the U.S. The benefit accrual for all U.S. Operations pension plans are frozen.

Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on the calculation, NYSE Euronext may contribute to its pension plans to the extent such contributions may be deducted for income tax purposes. In 2009 and 2008, NYSE Euronext contributed $9 million and $5 million to its European Operations, respectively. NYSE Euronext anticipates contributing approximately $4 million in 2010 to its

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Operations and zero to its U.S. Operations. There were no contributions to the U.S. pension plans in 2009 and 2008.

NYSE Euronext bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of NYSE Euronext. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE Euronext plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. The target allocations for our U.S. plan assets are 65 percent equity securities and 35 percent U.S. fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies primarily located in the United States. U.S Fixed income securities include corporate bonds of companies from diversified industries and U.S. treasuries. The target allocations for our European plan assets are 50 percent equity securities and 50 percent fixed income securities.

The fair values of NYSE Euronext’s pension plan assets at December 31, 2009, by asset category are as follows (in millions):

	Fair Value Measurements
	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$3	$—	$—	$3
Equity securities:
U.S. large-cap	125	46	—	171
U.S. small-cap	—	99	—	99
International	52	137	—	189
Fixed income securities	138	160	—	298

Total	$318	$442	$—	$760

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The costs of the plans in 2009 and 2008 have been determined in accordance with the Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification. The measurement date for the plans is December 31, 2009 and 2008. The following table provides a summary of the changes in the plan’s benefit obligations and the fair value of assets for December 31, 2009 and 2008 and a statement of funded status of the plans as of December 31, 2009 and 2008 (in millions):

	Pension Plans
	2009		2008
	U.S.	European	U.S.	European
Asset Category	Operations	Operations	Operations	Operations

Change in benefit obligation:
Benefit obligation at beginning of year	$706	$175	$583	$192
Service cost	—	4	—	4
Interest cost	42	11	38	10
Actuarial (gain) loss	29	20	57	(14)
Curtailment loss (gain)	—	(3)	10	(2)
Business combination — NYSE Amex(1)	—	—	58	—
Benefits paid	(52)	(14)	(40)	(6)
Currency translation and other	—	6	—	(9)

Benefit obligation at year end	$725	$199	$706	$175

Change in plan assets:
Fair value of plan assets at beginning of year	486	167	695	203
Business combination — NYSE Amex(2)	—	—	45	—
Actual (loss) return on plan assets	130	29	(215)	(25)
Company contributions	—	9	—	5
Benefits paid	(52)	(14)	(39)	(6)
Currency translation and other	—	5	—	(10)

Fair value of plan assets at end of year	$564	$196	$486	$167

Funded status	$(161)	$(3)	$(220)	$(8)

Accumulated benefit obligation	$725	$199	$706	$175

Amounts recognized in the balance sheet
Non-current assets	$—	$2	$—	$2
Current liabilities	—	—	—	—
Non-current liabilities	(161)	(5)	(220)	(10)

(1)	NYSE Amex opening balances were recorded as of October 1, 2008 based on the estimated fair value assigned as part of the merger between NYSE Euronext and NYSE Amex.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of pension expense/(benefit) are set forth below (in millions):

	Pension Plans
	2009		2008		2007
	U.S.	European	U.S	European	U.S.	European
	Operations	Operations	Operations	Operations	Operations	Operations

Service cost	$—	$4	$—	$4	$—	$4
Interest cost	42	11	38	10	36	7
Amortization of prior service cost	—	—	—	—	4	—
Estimated return on plan assets	(52)	(9)	(54)	(10)	(52)	(7)
Actuarial (gain) loss	2	(1)	—	—	—	—
Curtailment	—	(3)	—	(2)	(1)	—

Aggregate pension (benefit) expense	$(8)	$2	$(16)	$2	$(13)	$4

The following table shows the payments projected based on actuarial assumptions (in millions):

	U.S.	European
Pension Plan Payment Projections	Operations	Operations	Total

2010	$46	$15	$61
2011	46	7	53
2012	45	8	53
2013	45	8	53
2014	45	8	53
Next 5 years	231	43	274

Supplemental Executive Retirement Plans

The U.S. Operations also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. The future benefit accrual of all SERP plans is frozen. To provide for the future payments of these benefits, the U.S. Operations has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2009 and 2008, the cash surrender value of such policies was $38 million and $36 million, respectively, and is included in other non-current assets. Additionally certain subsidiaries of the U.S. Operations maintain equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2009 and 2008, the fair value of these assets was $46 million and $36 million, respectively. Such balance is included in financial investments in the consolidated financial statement of financial condition.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a summary of the changes in the U.S. Operations SERP benefit obligations for December 31, 2009 and 2008 (in millions):

	2009	2008

Change in benefit obligations:
Benefit obligation at beginning of year	$83	$79
Service cost	1	1
Interest cost	5	4
Business combination(1)	—	10
Curtailments	—	1
Actuarial loss (gain)	10	—
Benefits paid	(10)	(12)

Accumulated benefit obligation	$89	$83

Funded status	$(89)	$(83)
Amounts recognized in the balance sheet
Current liabilities	$(10)	$(8)
Non-current liabilities	(79)	(75)

(1)	NYSE Amex opening balances were recorded as of October 1, 2008 based on the estimated fair value assigned as part of the merger with NYSE Euronext.

The components of U.S. Operations SERP expense/(benefit) are set forth below (in millions):

	2009	2008	2007

Service cost	$1	$1	$—
Interest cost	5	4	5
Recognized actuarial (gain) or loss	—	1	—

Aggregate SERP expense	$6	$6	$5

The following table shows the projected payments for the U.S. Operations based on the actuarial assumptions (in millions):

SERP Plan Payment Projections

2010	$10
2011	10
2012	10
2013	10
2014	10
Next 5 years	37

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP cost are set forth below:

	2009		2008
	U.S.	European	U.S.	European
	Operations	Operations	Operations	Operations

Discount rate (pension/SERP)	5.8%/5.2%	4.9%/N/A	6.1%/6.3%	6.2%/N/A
Expected long-term rate of return on plan assets (pension/SERP)	8.0%/N/A	5.5%/N/A	8.0%/N/A	5.2%/N/A
Rate of compensation increase	N/A	3.8%	N/A	3.7%

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

Postretirement Benefit Plans

In addition, the U.S. Operations maintain defined benefit plans to provide certain health care and life insurance benefits (the “Plans”) for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. These Plans were fully frozen in 2009.

The net periodic postretirement benefit cost for the U.S. Operations was $4 million and $19 million for years ended December 31, 2009 and 2008, respectively. The defined benefit plans are unfunded. Currently, management does not expect to fund the plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year (in millions):

	2009	2008

Benefit obligation at the end of year(1)	$220	$218
Benefits paid	13	14
Accrued benefit cost	220	218
Additional (gain) or loss recognized due to:
Curtailment	$(9)	$7
Discount rate as of December 31	5.6%	6.1%

(1)	Benefit obligation at the end of 2008 included $13 million related to the NYSE Amex merger on October 1, 2008.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the payments projected (net of expected Medicare subsidy receipts of $12 million over the next ten fiscal years) based on actuarial assumptions (in millions):

U.S.
Payment Projections	Operations

2010	$17
2011	17
2012	17
2013	17
2014	17
Next 5 years	76

For measurement purposes, the U.S. Operations assumed a 8.5% annual rate of increase in the per capita cost of covered health care benefits in 2009 which will decrease on a graduated basis to 5.0% in the year 2018 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate

	1% Increase	1% Decrease

Effect of postretirement benefit obligation	$1	$(1)
Effect on total of service and interest cost components	22	(18)

Curtailments to the Plans

In 2009, NYSE Euronext recorded a $9 million curtailment gain associated with changes to its U.S. retiree medical plan and $1 million curtailment gain in Europe. In 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the VRIP, on its U.S. benefit plans.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, before tax, as of December 31, 2009 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension	SERP	Postretirement
	Plans	Plans	Benefit Plans	Total

Unrecognized net actuarial loss	$(245)	$(22)	$(71)	$(338)
Unrecognized prior service credit	—	—	21	21

Total amounts included in accumulated other comprehensive loss	$(245)	$(22)	$(50)	$(317)

Our employee benefit plan adjustments for the year ended December 31, 2009 included a $9.5 million amount relating to an under-accrual of our pension plan liabilities as of December 31, 2008. This entry had no impact to our net income and was not material to the other comprehensive loss or accrued employee benefit liabilities in our consolidated financial statements in any prior year reporting period.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amount of prior service credit and actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost in the coming year is estimated to be (in millions):

	Pension	SERP	Postretirement
	Plans	Plans	Benefit Plans	Total

Loss recognition	$8	$1	$3	$12
Prior service cost recognition	—	—	(1)	(1)

Amount to be recognized in net periodic benefit cost	$8	$1	$2	$11

Defined Contribution Plans

The U.S. Operations maintain savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The U.S. Operations matches an amount equal to 100% of the first 6% of eligible contributions. The U.S. Operations also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may also contribute and receive an appropriate company match. Savings plans expense was $12 million, $12 million and $14 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in accrued employee benefits payable was $24 million and $29 million at December 31, 2009 and 2008, respectively, related to these plans.

Note 9 —	Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	U.S.	European
	Operations	Operations	Total

Balance as of January 1, 2008	$557	$4,130	$4,687
Acquisitions	390	665	1,055
Impairment charge	—	(1,003)	(1,003)
Currency translation and other	—	(754)	(754)

Balance as of December 31, 2008	$947	$3,038	$3,985
Acquisitions	37	2	39
Divestitures	—	(96)	(96)
Currency translation and other	—	282	282

Balance as of December 31, 2009	$984	$3,226	$4,210

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the details of the intangible assets by reportable segments as of December 31, 2009 and 2008 (in millions):

	U.S. Operations			European Operations
	Estimated	Accumulated	Useful Life	Estimated	Accumulated	Useful Life
	Fair Value	Amortization	(in years)	Fair Value	Amortization	(in years)

Balance as of December 31, 2009
National securities exchange registrations	$625	$—	Indefinite	$4,630	$—	Indefinite
Customer relationships	138	(17)	10 to 20	748	(105)	7 to 20
Trade names and other	56	(11)	20	139	(19)	2 to 20

Other intangible assets	$819	$(28)		$5,517	$(124)

Balance as of December 31, 2008
National securities exchange registrations	$583	$—	Indefinite	$4,379	$—	Indefinite
Customer relationships	98	(9)	10 to 20	708	(62)	7 to 20
Trade names and other	55	(7)	20	168	(47)	2 to 20

Other intangible assets	$736	$(16)		$5,255	$(109)

In the U.S., the national securities exchange registrations allow NYSE Arca and NYSE Amex to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) reduce its costs because clearing charges are not incurred for trades matched internally on its trading systems. As an operator of five European-based registered national securities exchanges, Euronext is eligible to earn market data fees (both from equity and option trading activities), listing fees and certain trading fees. The national securities exchange registrations were valued using the excess earnings income approach.

NYSE Euronext reviews the carrying value of goodwill and indefinite-lived intangible assets for impairment at least annually. In 2008, NYSE Euronext recorded impairment charges of $1,003 million and $522 million in connection with the write-down of goodwill and other intangible assets, respectively, of our European Operations to their estimated fair value.

These impairment charges recorded during 2008 reflected adverse economic and equity market conditions causing a material decline in industry market multiples, and lower estimated future cash flows of NYSE Euronext’s European Cash reporting unit as a result of increased competition which has caused a decline in our market share of cash trading in Europe as well as pricing pressure following the November 2007 introduction of the European Commission’s Market in Financial Instruments Directive. During 2009, our market share of European cash equities has stabilized.

For the years ended December 31, 2009, 2008 and 2007, amortization expense for the intangible assets was approximately $58 million, $57 million and $81 million, respectively.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated future amortization expense of acquired purchased intangible assets is as follows (in millions):

Year Ending December 31,

2010	$58
2011	58
2012	58
2013	58
2014	58
Thereafter	639

Total	$929

Note 10 —	Stock-Based Compensation

Under the Stock Incentive Plan, NYSE Euronext may grant stock options and other equity awards to employees. NYSE Euronext’s approach to the incentive compensation awards contemplates awards of stock options and restricted stock units (“RSUs”).

Stock options are granted at an exercise price equal to the market price at the date of grant. Stock options granted generally vest and become exercisable over a period of three to four years, and generally expire after ten years.

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

NYSE Group RSUs

On March 8, 2006, NYSE Group granted approximately 1.2 million restricted stock units to NYSE employees and certain SIAC employees under the Stock Incentive Plan. These restricted stock units vest 50% on the grant date and 25% on each of the first and second anniversaries of the grant date. The 2006 restricted stock unit awards were fully delivered in March 2009.

As of December 31, 2009, the total aggregate intrinsic value of stock options outstanding and exercisable was $5 million and $4 million, respectively.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009, 2008 and 2007, NYSE Euronext recorded $43 million, $48 million and $31 million, respectively, of stock based compensation. As of December 31, 2009, there was approximately $33 million of total unrecognized compensation cost related to stock options and restricted stock units. This cost is expected to be recognized over approximately three years. Cash received from employee stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $1 million, $10 million and $14 million, respectively. NYSE Euronext satisfies stock option exercises with newly issued shares.

We have not granted stock options in 2009 or 2008. In 2007, the fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 30%, risk-free interest of 4.8%, expected life of 7 years and no dividend yield.

The following table summarizes information about the stock option activity (number of stock options in thousands):

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	737	$20.62	871	$21.36
Awards converted in business combinations	—	—	316	4.27
Awards exercised	(117)	9.36	(333)	9.18
Awards cancelled	(57)	17.70	(117)	27.34

Outstanding at end of year	563	$17.57	737	$20.62

Additional information regarding stock options outstanding as of December 31, 2009 is as follows (number of stock options in thousands):

	Outstanding
		Weighted
		Average		Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise Price	Exercisable	Exercise Price

$ 3.82 – $19.30	285	4.4	$10.30	266	$10.64
$20.25 – $25.38	272	1.7	23.34	272	23.34
$99.50	6	7.2	99.50	6	99.50

	563	3.1	$17.57	544	$18.00

The following table summarizes information about the restricted stock units activity (stock units in thousands):

	Number of RSUs
	2009	2008

Outstanding at beginning of year	1,599	977
Awards granted	1,470	1,328
Awards cancelled	(221)	(51)
Awards vested	(814)	(655)

Outstanding at end of year	2,034	1,599
Weighted average fair value per share for RSUs granted during period	$21.75	$63.98

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Related Party Transactions

AEMS

On August 5, 2008, NYSE Euronext acquired the remaining interest in AEMS previously owned by Atos Origin. Prior to the acquisition, NYSE Euronext owned 50% of AEMS and had entered into mutual service agreements. See Note 3 — “Acquisitions and Divestitures.”

FINRA

As part of the July 30, 2007 asset purchase agreement with FINRA, NYSE Euronext entered into service agreements with FINRA and its affiliates. Based on these service agreements, FINRA provides certain regulatory services to NYSE Group and its affiliates. See Note 3 — “Acquisitions and Divestitures.”

LCH.Clearnet

See Note 4 for a discussion of NYSE Liffe Clearing.

Qatar

See Note 3 for a discussion of the strategic partnership with the State of Qatar.

The following table presents revenues (expenses) derived from or incurred with these related parties (in millions):

	Year Ended December 31,
	2009	2008	2007

AEMS	$—	$(91)	$(149)
LCH.Clearnet	(364)	4	7
FINRA	18	21	9
QATAR	9	—	—

BlueNext

BlueNext is the European carbon exchange business launched by NYSE Euronext in 2008. BlueNext is established in France and is 60% owned by NYSE Euronext and 40% owned by Caisse des Dépots et Consignation (“CDC”). NYSE Euronext consolidates the results of operations and the financial condition of BlueNext. In the regular course of business, through June 2009, BlueNext paid recoverable Value Added Tax (“VAT”) to certain customers on a daily basis and recovered such VAT from the French Tax Authorities on a one-month lag. CDC provided BlueNext with an overdraft to fund the VAT receivable. Under this arrangement, BlueNext had $249 million overdraft balances outstanding with CDC as of December 31, 2008, reflected as “Related party payable” on our consolidated statement of financial condition. Effective in July 2009, the carbon traded on the BlueNext exchange was VAT exempt.

Note 12 —	Fair Value of Financial Instruments

NYSE Euronext accounts for certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification. The Fair Value Measurements and Disclosures Topic defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 (in millions):

	Asset & Liabilities Measured at
	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets
Financial investments	$52	$7	$8	$67
Liabilities
Derivatives	—	1	—	1

	Asset & Liabilities Measured at
	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total

Assets
Financial investments	$157	$113	$14	$284
Other assets	26	—	—	26
Liabilities
Derivatives	—	1	—	1

The difference between the total financial assets and liabilities as of December 31, 2009 and 2008 presented in the table above and the related amounts in the consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. The fair value of our long-term debt instruments was approximately $2.3 billion as of December 31, 2009. The carrying value of all other financial assets

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities approximates fair value. As of December 31, 2009 and 2008, NYSE Euronext has $8 million and $14 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are not currently valued at par. The decrease in the amount of auction rate securities from $14 million at December 31, 2008 to $8 million at December 31, 2009 is attributable to the disposal of $6 million of these securities. As of December 31, 2009, the weighted average price of the outstanding $8 million auction rate securities was 93 cents to a dollar and NYSE Euronext had recorded in other comprehensive income of $0.4 million unrealized gain on these securities.

Note 13 —	Derivatives and Hedges

NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext adopted Subtopic 65 in the Derivatives and Hedging Topic of the Codification on January 1, 2009.

NYSE Euronext records all derivative instruments at fair value on the consolidated statement of financial condition. Certain derivative instruments are designated as hedging instruments under fair value hedging relationships, cash flow hedging relationships or net investment hedging relationships. Other derivative instruments remain undesignated. The details of each designated hedging relationship are formally documented at the inception of the relationship, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The hedging instrument must be highly effective in offsetting the changes in cash flows or fair value of the hedged item and the effectiveness is evaluated quarterly on a retrospective and prospective basis.

The following table presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the consolidated statement of financial condition as of December 31, 2009 (in millions):

	Notional	Fair Value of Derivative Instruments
Revenues (Expenses)	Amount	Asset(1)	Liability(2)

Derivatives designated as hedging instruments
Interest rate swaps	$—	$—	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	387	3	1

Total derivatives	$387	$3	$1

(1)	Included in “Financial investments” in the consolidated statement of financial condition.

(2)	Included in “Short term debt” in the consolidated statement of financial condition.

Pre-tax gains and losses on derivative instruments affecting the consolidated statement of operations for the year ended December 31, 2009 were as follows (in millions):

	Gain/(loss)		Gain/(loss) Recognized
	Recognized in		in Income on Hedged
Derivatives in Fair Value Hedging Relationship	Income on Derivatives		Items
December 31, 2009	Year Ended	Hedging Relationship	Year Ended

Interest rate swaps	$(4)	Fixed-rate debt	$4

Derivatives Not Designated as Hedging	Gain/(loss)
Instrument	Income Recognized in
December 31, 2009	Year Ended

Foreign exchange contracts	$2

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In order to hedge its interest rate exposures, NYSE Euronext may enter into interest rate derivative instruments, such as swaps. For the year ended December 31, 2009, the only significant interest rate hedge was a fixed-to-floating rate swap that matured on June 16, 2009 and hedged the £250 million ($371 million at December 31, 2008) fixed rate sterling bond repaid on June 16, 2009. The interest rate swap hedged the changes in the bond fair value due to the changes in Libor rates. Changes in the fair value of the swap were recognized in “Interest expense” in the consolidated statement of operations and were substantially offset by the changes in fair value of the hedged bond due to fluctuations in Libor rates. For the year ended December 31, 2009, the fair value of the interest rate swap decreased by £2.7 million ($4.0 million), offsetting the £2.9 million ($4.3 million) adjustment of the hedged bond for the fair value fluctuations in Libor rates.

For the year ended December 31, 2009, NYSE Euronext also entered into euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts with tenors less than 3 months in order to hedge various financial positions. These swaps were not designated as hedging instruments under the Derivatives and Hedging Topic. As of December 31, 2009, NYSE Euronext had a £112 million ($178 million) sterling/U.S. dollar foreign exchange swap outstanding with a positive fair value of $2.8 million and a €145 million ($209 million) euro/U.S. dollar forward contract outstanding with a negative fair value of $0.7 million. These instruments matured in January 2010. For the year ended December 31, 2009, the cumulative net gain recognized under foreign exchange contracts in “Other income” in the consolidated statement of operations amounted to $2.0 million.

For the year ended December 31, 2009, NYSE Euronext had no derivative instruments in cash flow hedging relationships and net investment hedging relationships.

Note 14 —	Investments

A summary of current investments was as follows (in millions):

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(2)	Value

Mutual Funds (SERP/SESP)(1)	$51	$—	$2	$49
Corporate Bonds	1	—	—	1
Collateralized Mortgage Obligations	2	—	—	2
Asset Backed Securities	1	—	—	1
Auction Rate Securities	8	—	—	8
Equity Securities	2	1	—	3
Bank deposits and other interest rate investments	3	—	—	3

Investments	$68	$1	$2	$67

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(3)	Value

Mutual Funds (SERP/SESP)(1)	$84	$—	$10	$74
Mutual Funds (other)	81	—	—	81
Corporate Bonds	17	—	1	16
Collateralized Mortgage Obligations	1	—	—	1
Asset Backed Securities	2	—	—	2
Auction Rate Securities	15	—	1	14
Equity Securities	3	—	1	2
Bank deposits and other interest rate investments	46	—	—	46

Investments	$249	$—	$13	$236

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	As of December 31, 2009, all unrealized losses have been reported for less than 12 months.

(3)	As of December 31, 2008, all unrealized losses have been reported for less than 12 months, except for $0.6 million of unrealized losses which have been reported for more than 12 months and less than 24 months.

NYSE Euronext received gross proceeds from the sale of available-for-sale current investments of $905 million and $2.4 billion with gross realized gains amounting to $2 million and $17 million and gross realized losses of zero and $9 million for the years ended December 31, 2009 and 2008, respectively.

In addition, we classified our investment in BM&F Bovespa as an available-for-sale security reported within non-current assets. We sold this investment with a gross realized gain of $30.1 million in the third quarter of 2009.

During 2009, NYSE Euronext has not recorded any impairment loss on available-for-sale securities. NYSE Euronext does not believe that any of the gross unrealized losses of $2 million on its current investments is subject to other-than-temporary impairment based upon an evaluation of applicable evidence as of December 31, 2009.

The following table summarizes the adjusted cost and fair value of available-for-sale fixed income securities and other interest rate investments, by contractual maturity (in millions):

	December 31,
	2009		2008
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value

Due in 1 year or less	$3	$3	$6	$6
Due in 1 to 5 years	—	—	11	10
Due in 5 to 10 years	—	—	—	—
Not due at a single maturity date(1)	9	9	18	17

Investments	$12	$12	$35	$33

(1)	Includes asset-backed securities, collateralized mortgage obligations and auction rate securities.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Debt

Short term and long term debt consisted of the following (in millions):

	December 31,
	2009	2008

Commercial paper program	$576	$692
5.125% GBP 250 million unsecured bond due June 2009 (amortized cost)	—	371
Accrued interest on long-term debt and other	40	38

Short term debt	616	1,101
4.8% USD 750 million unsecured bond due June 2013 (amortized cost)	749	748
5.375% EUR 1 billion unsecured bond due June 2015 (amortized cost)	1,417	1,039

Long term debt	2,166	1,787

Total debt	$2,782	$2,888

The £250 million ($371 million at December 31, 2008) fixed rate bond issued in 2004 to refinance the acquisition of LIFFE (Holdings) plc by Euronext was repaid at maturity on June 16, 2009.

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2009, NYSE Euronext had $0.6 billion of debt outstanding at an average interest rate of 0.4% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012 and a $500 million 364-day syndicated revolving bank facility maturing on March 31, 2010. These bank facilities are also available for general corporate purposes and were not drawn as of December 31, 2009. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($430 million at December 31, 2009) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of December 31, 2009, NYSE Euronext had three committed bank credit facilities totaling $2.8 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In 2008, NYSE Euronext issued $750 million of 4.8% notes due in June 2013 and €750 million of 5.375% notes due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. In 2009, NYSE Euronext increased the €750 million 5.375% notes due in June 2015 to €1 billion as a result of an incremental offering of €250 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As at December 31, 2009, the debt repayment schedule was as follows (in millions):

Due in 2010	$616
Due in 2011	—
Due in 2012	—
Due in 2013	749
Due in 2014 or later	1,417

Total debt	$2,782

Note 16 —	Income Taxes

The income (loss) from continuing operations before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Domestic	$52	$181	$351
International	153	(826)	541

Total	$205	$(645)	$892

The income tax (benefit) provision consisted of the following (in millions):

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(31)	$73	$108
State and local	(39)	20	37
International	26	221	204
Deferred:
Federal	63	3	(5)
State and local	44	(2)	(2)
International	(70)	(220)	(99)

Total	$(7)	$95	$243

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax asset and liability balances consisted of the following (in millions):

	December 31,
	2009	2008

Current deferred tax arising from:
Deferred revenue	$37	$34
Deferred compensation	22	19
Other	41	60

Current deferred assets	$100	$113

Depreciation and other	$18	$38

Current deferred liabilities	$18	$38

Non-current deferred tax arising from:
Deferred revenue	$155	$146
Depreciation	90	86
Stock based compensation	19	41
Deferred compensation	142	151
Pension	85	112
Net operating loss	112	49
Valuation allowance	(19)	(13)
Other	96	99

Non-current deferred assets	$680	$671

Intangible assets	$1,947	$1,844
Software capitalization	56	33
Pension	13	29
Depreciation and other	74	96

Non-current deferred liabilities	$2,090	$2,002

Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including undistributed earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

As of December 31, 2009, NYSE Euronext had approximately $217 million of net operating losses (“NOL”) for tax purposes, which will begin to expire in 2025. A valuation allowance was recorded against approximately $19 million and $13 million of certain NOL as of December 31, 2009 and 2008, respectively, as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized.

For the year ended December 31, 2009, the exercise of stock options and vesting of restricted stock units did not result in any tax benefit. For the years ended December 31, 2008 and 2007, tax benefits of $1 million and $43 million, respectively, associated with the exercise of stock options and vesting of restricted stock units were recorded as an increase to additional paid-in capital.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	3.2	(2.6)	5.9
Foreign operations	(38.6)	8.0	(5.4)
Enacted reduction of U.K. corporate tax rate	—	—	(6.1)
Goodwill impairment	—	(53.5)	—
Other	(3.2)	(1.6)	(2.2)

Effective tax rate	(3.6)%	(14.7)%	27.2%

For the year ended December 31, 2009, NYSE Euronext’s effective tax rate is lower than the statutory rate primarily due to higher earnings generated from our foreign operations, where the applicable tax rate is lower than the statutory rate, and the recognition of previously unrecognized tax benefits. In 2008, NYSE Euronext’s effective tax rate was lower than statutory rate primarily due to impairment charges.

In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, a reconciliation of the gross unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 is as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Balance at beginning of the year	$80	$67	$13
(Decreases) increases based on tax positions taken during a prior period	(3)	2	2
Increases based on tax positions taken during the current period	22	16	12
Decreases related to a lapse of applicable statute of limitation	(11)	(6)	(3)
Currency translation	1	—	—
Increases for tax positions assumed from acquisitions	—	1	43

Balance at end of the year	$89	$80	$67

Included in the ending balance at December 31, 2009 and 2008 are $46 million and $33 million, respectively, of tax positions which, if recognized, would affect the effective tax rate, and there were no tax positions for which there is uncertainty about the timing of tax benefit in either 2009 and 2008.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the consolidated statements of operations. For the years ended December 31, 2009, 2008 and 2007, we recorded $4 million, $3 million and $1 million, respectively, for interest and penalties in our consolidated statements of operations. For the years ended December 31, 2009 and 2008, the accrued net interest payable related to the above net tax benefit was $7 million and $1 million, respectively.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

	Examination in	Open Tax
Jurisdiction	Progress	Years

U.S.	2000-2006	2006-2009
Netherlands	None	2006-2009
France	None	2006-2009
United Kingdom	None	2006-2009
Belgium	None	2006-2009
Portugal	None	2006-2009

NYSE Euronext does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Note 17 —	Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2009:

In re NYSE Specialists Securities Litigation

In 2003 the California Public Employees’ Retirement System (“CalPERS”) filed a class action complaint, later consolidated with related actions, in the U.S. District Court for the Southern District of New York against the NYSE, NYSE specialist firms and others, alleging various violations of federal securities laws and breach of fiduciary duty, on behalf of a purported class of persons who bought or sold unspecified NYSE-listed stocks between 1998 and 2003, and seeking unspecified money damages. In 2005 the district court granted the NYSE’s motion to dismiss, holding that the NYSE, as a self-regulatory organization, is immune from private lawsuits challenging the manner in which it exercises its regulatory function, and thus dismissed all the claims asserting that the NYSE had failed to effectively regulate specialists during the relevant period. The district court also held that the plaintiffs lacked standing to assert that the NYSE made false and misleading statements concerning the regulation and operation of its market. The plaintiffs appealed that decision to the U.S. Court of Appeals for the Second Circuit (“Second Circuit”).

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

In October 2009, the NYSE, lead plaintiff CalPERS and plaintiff Market Street Securities, Inc. reached an agreement, subject to court approval, pursuant to which all remaining claims of those parties against the NYSE would be dismissed with prejudice. The proposed settlement of this matter, which is unrelated to NYSE Euronext’s role as an issuer of securities, does not involve the payment of money to any party or counsel.

IRS Notice

In November 2009, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment seeking to disallow approximately $161 million in deductions taken by the NYSE for compensation paid to its former Chairman and Chief Executive Officer in the tax years 2001, 2002 and 2003. The NYSE disagrees with and plans to

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vigorously contest the IRS’s position in this matter. In February 2010, the NYSE filed a protest of the proposed disallowance and requested a conference with the IRS Appeals Office.

In addition to the matters described above, we are from time to time involved in various legal and regulatory proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on our operating results or financial condition.

Commitments

NYSE Euronext leases office space under non-cancelable operating leases and equipment that expire at various dates through 2029. Rental expense under these leases, included in the consolidated statements of operations in both occupancy and systems and communications, totaled $123 million, $85 million and $88 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Future payments under these obligations as of December 31, 2009 were as follows (in millions):

	Operating leases		Other
Year	Office Space	Equipment	Commitments(1)	Total

2010	$98	$6	$43	$147
2011	65	4	41	110
2012	61	1	41	103
2013	52	—	40	92
2014	47	—	—	47
2015-Thereafter	188	—	—	188

	$511	$11	$165	$687

(1)	Primarily reflects the outstanding commitment for our investment in the Doha Securities Market.

Our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsources certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the market turmoil and tightening credit markets, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions, deferred compensation and other postretirement benefits. The date of the payment under these obligations cannot be determined.

Note 18 —	Detail of Certain Balance Sheet Accounts

Property and equipment — Components of property and equipment were as follows (in millions):

	December 31,
	2009	2008

Land, buildings and building improvements	$524	$477
Leasehold improvements	209	216
Computers and equipment, including capital leases of $13 and $40	807	700
Software, including software development costs	901	749
Furniture and fixtures	26	25

	2,467	2,167
Less: accumulated depreciation and amortization, including $13 and $39 for capital leases	(1,481)	(1,472)

	$986	$695

NYSE Euronext capitalized software development costs of approximately $111 million and $67 million in 2009 and 2008, respectively. Unamortized capitalized software development costs of $114 million and $103 million as of December 31, 2009 and 2008, respectively, were included in the net book value of property and equipment.

As of December 31, 2009, property and equipment included $417 million for construction in progress primarily related to our data centers.

Accounts payable and accrued expenses — Components of accounts payable and accrued expenses were as follows (in millions):

	December 31,
	2009	2008

Trade payables	$466	$365
Income tax payable (including uncertain tax positions)	104	109
Accrued compensation (including severance)	355	355
Other accrued expenses	237	168

	$1,162	$997

Other assets (non-current) — Components of non-current other assets were as follows (in millions):

	December 31,
	2009	2008

Other investments (at cost and equity method)	$693	$512
Other investments (at fair value)	—	26
Asset held-for sale	46	86
Deposits, debt issuance costs and other	63	81

	$802	$705

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarterly Financial Data (unaudited)

The following represents NYSE Euronext’s unaudited quarterly results for the years ended December 31, 2009 and 2008. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

2009
Total revenues	$1,142	$1,251	$1,163	$1,131
Operating income (loss) from continuing operations	159	(228)	189	166

Net income (loss)	106	(179)	124	161
Net (income) loss attributable to noncontrolling interest	(2)	(3)	1	11

Net income (loss) attributable to NYSE Euronext	104	(182)	125	172
Basic earnings (loss) per share attributable to NYSE Euronext	$0.40	$(0.70)	$0.48	$0.66

Diluted earnings (loss) per share attributable to NYSE Euronext	$0.40	$(0.70)	$0.48	$0.66
2008(a)
Total revenues	$1,212	$1,068	$1,205	$1,217
Operating income (loss) from continuing operations	337	280	267	(1,474)
Net income (loss)
Continuing operations	233	195	171	(1,340)
Discontinued operations	1	1	3	2
Attributable to noncontrolling interest	(4)	(1)	—	—

Net income (loss) attributable to NYSE Euronext	230	195	174	(1,338)
Basic earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$0.86	$0.73	$0.65	$(5.07)
Earnings per share, discontinued operations	0.01	—	0.01	0.01

	0.87	0.73	0.66	(5.06)
Diluted earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$0.86	$0.73	$0.65	$(5.07)
Earnings per share, discontinued operations	0.01	—	0.01	0.01

	0.87	0.73	0.66	(5.06)

(a)	The operations of GL Trade are reflected as discontinued operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

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

During 2009, there was a change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During 2009, we completed the migration of our European locations to the accounting system used by our U.S. locations, at which point we operated on a single global system. This initiative further strengthened the overall design and operating effectiveness of our internal control over financial reporting. This initiative was not in response to any identified deficiency or weakness in our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report on Form 10-K.

Management’s Certifications

We have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2009, the certifications of the Chief Executive Officer and the Chief Financial Officer of NYSE Euronext required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of NYSE Euronext

Information relating to our board of directors will be set forth under “Election of Directors — Nominees for Election to the Board of Directors” in the 2010 Proxy Statement. Information relating to our executive officers is set forth under Item 4A — “Executive Officers of NYSE Euronext.” Information regarding compliance by our directors, executive officers and 10% stockholders with the reporting requirements of Section 16(a) of the Exchange Act, if applicable, will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement. Information relating to our Audit Committee financial expert, our Nominating and Governance Committee and our Audit Committee will be set forth under the caption “Corporate Governance — Board Meetings and Committees” in our 2010 Proxy Statement. The foregoing information is incorporated herein by reference.

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

This code also meets the requirements of a code of ethics and business conduct under the NYSE listing standards. Our Code of Ethics and Business Conduct is available on our website at www.nyseeuronext.com under the heading “Investor Relations — Corporate Governance — Governance.” We will also provide a copy of the code to stockholders at no charge upon written request. Any amendment to the NYSE Euronext Code of Ethics and Business Conduct and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the NYSE.

Departure of Directors and Executive Officers

On April 2, 2009, William E. Ford retired as a director of NYSE Euronext.

James S. McDonald served as a director of NYSE Euronext until his death on September 13, 2009.

On April 1, 2009, Catherine R. Kinney retired as Group Executive Vice President and Head of Global Listings.

On March 14, 2009, Richard G. Ketchum stepped down as Chief Executive Officer of NYSE Regulation to become Chief Executive Officer of FINRA.

On May 1, 2009, Andre Villeneuve retired as Chairman of NYSE Liffe. He was succeeded by Hugh Freedberg, who retired as Group Executive Vice President and Head of Global Derivatives.

On September 1, 2009, Bruno Colmant resigned as Deputy Chief Financial Officer and Head of European Affairs and Belgium Markets.

On December 31, 2009, Jean-François Théodore, a director of NYSE Euronext, retired as Deputy Chief Executive Officer, while remaining a director of the Company.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be set forth under “Compensation of Executive Officers” and “Corporate Governance — Compensation of Directors” in the 2010 Proxy Statement. Information relating to our Human Resources and Compensation Committee will be set forth under “Corporate Governance — Board Meetings and Committees” in our 2010 Proxy Statement. The foregoing information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of our management and certain beneficial owners of our common stock will be set forth under “Security Ownership of Certain Beneficial Owners and Management” in the 2010 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under Item 5 — “Outstanding Options and Restricted Stock.” The foregoing information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be set forth under “Other Matters — Certain Relationship and Related Transactions” and “Corporate Governance — Director Independence” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services, as well as audit committee pre-approval policies and procedures, will be set forth under “Report of Audit Committee and Ratification of Selection of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of January 17, 2008, by and among NYSE Euronext, Amsterdam Merger Sub, LLC, The Amex Membership Corporation, AMC Acquisition Sub, Inc., American Stock Exchange Holdings, Inc., American Stock Exchange LLC and American Stock Exchange 2, LLC (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).
2.2	Purchase Agreement, entered into as of January 12, 2008 by and among (i) Wombat Financial Software, Inc., a Nevada corporation, (ii) TransactTools, Inc., a Delaware corporation, an indirect, wholly owned subsidiary of NYSE Euronext, a Delaware corporation, (iii) Ronald B. Verstappen, Daniel Moore, ML IBK Positions, Inc. and certain other individual parties; (iv) NYSE Euronext, a Delaware corporation (for the limited purposes specified in the agreement only), and (v) Ronald B. Verstappen, as the seller representative (for the limited purposes set specified in the agreement only) (incorporated by reference to Exhibit 2.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on January 16, 2008).
2.3	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4/A filed with the SEC on November 27, 2008 (File No. 333-137506)).
2.4	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).
2.5	Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 filed with the SEC (File No. 333-126780)).
2.6	Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).
3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (incorporated by reference to Exhibit 3.1 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
3.2	Amended and Restated Bylaws of NYSE Euronext.
4.1	Agency Agreement, dated as of April 23, 2008, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 24, 2008).
4.2	Indenture dated as of May 29, 2008 between NYSE Euronext and Wilmington Trust Company, as Trustee, relating to Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).
4.3	First Supplemental Indenture dated as of May 29, 2008 between NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as authenticating agent, calculation agent, paying agent, security registrar and transfer agent, relating to Senior Notes due June 28, 2013 (incorporated by reference to Exhibit 4.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).
4.4	First Supplemental Agency Agreement, dated as of April 22, 2009, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO Bank N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 23, 2009).

Exhibit
No.	Description

10.1	Letter Agreement, dated as of April 6, 2005, by and between New York Stock Exchange, Inc. and Catherine R. Kinney (incorporated by reference to Exhibit 10.10 to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).
10.2	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).
10.3	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (incorporated by reference to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on January 9, 2007).
10.4	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India (incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 22, 2007).
10.5	Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (incorporated by reference to Exhibit 10.47 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.6	Amended and Restated Clearing Agreement between LIFFE Administration and Management and LCH.Clearnet Limited dated July 16, 1996 (incorporated by reference to Exhibit 10.48 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.7	The Umbrella Services Agreement among Euronext N.V., Atos Origin SA, Atos Euronext SA and Atos Euronext Market Solutions Holdings S.A.S. dated July 22, 2005 (incorporated by reference to Exhibit 10.49 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.8	Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/ Beursplein, 1000 Brussels, Belgium (unofficial English translation) (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.9	Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.10	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.11	Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.12	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.13	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.14	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.15	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

Exhibit
No.	Description

10.16	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007 (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.17	Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 9, 2007).
10.18	Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).
10.19	Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).
10.20	NYSE Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to NYSE Group, Inc.’s registration statement on Form S-8 (File No. 333-132284)) (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).
10.21	Form of Restricted Stock Unit Agreement Pursuant to NYSE Group, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Group Inc.’s Current Report on Form 8-K filed with the SEC on June 7, 2006).
10.22	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.’s registration statement on Form S-1 (File No. 333-132390)).
10.23	Euronext 2001 stock option plan (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.24	Euronext 2004 stock option plan (incorporated by reference to Exhibit 10.57 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.25	Employment Agreement, dated as of July 8, 1999 between LIFFE Administration and Management and Mr. Hugh Ronald Freedberg (incorporated by reference to Exhibit 10.60 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.26	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (incorporated by reference to Exhibit 99.10 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.27	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (incorporated by reference to Exhibit 99.11 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.28	Euronext N.V. Share Purchase and Match French Plan (incorporated by reference to Exhibit 99.12 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.29	Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007).
10.30	Separation Agreement, by and between NYSE Euronext and Gerald D. Putnam, dated September 17, 2007 (incorporated by reference to Exhibit 99.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on September 20, 2007).
10.31	Consulting Agreement, by and between NYSE Euronext and Gerald D. Putnam, dated September 17, 2007 (incorporated by reference to Exhibit 99.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on September 20, 2007).

Exhibit
No.	Description

10.32	Letter Agreement by and between Duncan L. Niederauer and NYSE Euronext, dated November 14, 2007 (incorporated by reference to Exhibit 99.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on November 16, 2007).
10.33	Employment Agreement by and between Bruno Colmant and Euronext Brussels N.V./S.A., dated September 7, 2007 (incorporated by reference to Exhibit 10.72 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).
10.34	Employment Agreement by and between Philippe Duranton and NYSE Euronext, dated February 5, 2008 (incorporated by reference to Exhibit 10.73 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).
10.35	Employment Agreement by and between John Halvey and NYSE Euronext, dated February 11, 2008 (incorporated by reference to Exhibit 10.74 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).
10.36	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).
10.37	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).
10.38	364-Day Credit Agreement ($1,000,000,000), dated as of April 2, 2008, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 7, 2008).
10.39	NYSE Euronext Omnibus Incentive Plan (as amended and restated effective as of May 15, 2008) (incorporated by reference to Exhibit 10.1 to the NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 20, 2008).
10.40	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (US Management Committee members-bonus) (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.41	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext Omnibus Incentive Plan (US Management Committee members-LTIP) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.42	Form of U.S. Management Committee Member Employment Agreement (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.43	Shareholders’ Agreement relating to Qatar Securities Market dated June 24, 2008 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.44	Form of Phantom Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).
10.45	Master Agreement Between ATOS Origin S.A. and NYSE Euronext dated July 11, 2008 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).*
10.46	NYSE Group, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.47	New York Stock Exchange, Inc. Capital Accumulation Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).

Exhibit
No.	Description

10.48	New York Stock Exchange, Inc. ICP Award Deferral Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.49	New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.50	Amendment Number One to New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.54 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.51	Securities Industry Automation Corporation Supplemental Incentive Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.52	Clearing Relationship Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited (incorporated by reference to Exhibit 10.56 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).*
10.53	Termination Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited (incorporated by reference to Exhibit 10.57 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).*
10.54	Separation Agreement dated February 25, 2009, between LIFFE Administration and Management and Mr. Hugh Freedberg (incorporated by reference to Exhibit 10.58 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.55	364-Day Credit Agreement ($500,000,000), dated as of April 1, 2009, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party hereto, Bank of America, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 3, 2009).
10.56	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.57	Form of Restricted Stock Unit Agreement (Bonus - Form for Belgium) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.58	Form of Restricted Stock Unit Agreement (Bonus - Form for France) (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.59	Form of Restricted Stock Unit Agreement (Bonus - Form for The Netherlands) (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.60	Form of Restricted Stock Unit Agreement (Bonus - Form for Portugal) (incorporated by reference to Exhibit 10.6 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.61	Form of Restricted Stock Unit Agreement (Bonus - Form for Uk) (incorporated by reference to Exhibit 10.7 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.62	Form of Restricted Stock Unit Agreement (Bonus - Form for U.S.) (incorporated by reference to Exhibit 10.8 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.63	Form of Restricted Stock Unit Agreement (LTIP - Form for Belgium) (incorporated by reference to Exhibit 10.9 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.64	Form of Restricted Stock Unit Agreement (LTIP - Form for France) (incorporated by reference to Exhibit 10.10 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.65	Form of Restricted Stock Unit Agreement (LTIP - Form for The Netherlands) (incorporated by reference to Exhibit 10.11 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.66	Form of Restricted Stock Unit Agreement (LTIP - Form for Portugal) (incorporated by reference to Exhibit 10.12 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).

Exhibit
No.		Description

10.67		Form of Restricted Stock Unit Agreement (LTIP - Form for UK) (incorporated by reference to Exhibit 10.13 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.68		Form of Restricted Stock Unit Agreement (LTIP - Form for U.S.) (incorporated by reference to Exhibit 10.14 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.69		Employment Agreement by and between Garry Jones and LIFFE Administration (incorporated by reference to Exhibit 10.15 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.70		Form of Restricted Stock Unit Agreement (Bonus for U.S. Management Members) (incorporated by reference to Exhibit 10.16 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.71		Form of Restricted Stock Unit Agreement (LTIP for U.S. Management Members) (incorporated by reference to Exhibit 10.17 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.72		Amendment to the Shareholders’ Agreement relating to Qatar Securities Market dated June 19, 2009 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on June 25, 2009).
10.73		Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.74		Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.75		Employment Agreement by and between Dominique Cerutti and NYSE Euronext, dated September 7, 2009.
10.76		Employment Agreements of Roland Bellegarde, dated October 16, 2009, July 1, 2000, March 18, 1996, February 17, 1994, April 22, 1991, May 25, 1990, October 18, 1989, December 30, 1987 and May 15, 1986.
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries.
23		Consent of PricewaterhouseCoopers LLP.
24		Power of Attorney.
31.1		Rule 13a-14(a) Certification (CEO).
31.2		Rule 13a-14(a) Certification (CFO).
32		Section 1350 Certifications.
101	.INS	XBRL Report Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.PRE	XBRL Taxonomy Presentation Linkbase Document.
101	.CAL	XBRL Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Label Linkbase Document.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext

By:	/s/ Duncan L. Niederauer
Name:     Duncan L. Niederauer

Title:	Chief Executive Officer

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

Signature	Title	Date

/s/ Duncan L. Niederauer Duncan L. Niederauer	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Michael S. Geltzeiler Michael S. Geltzeiler	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ Stéphane Biehler Stéphane Biehler	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2010

* Jan-Michiel Hessels	Director (Chairman)	February 26, 2010

* Marshall N. Carter	Director (Deputy Chairman)	February 26, 2010

* Ellyn L. Brown	Director	February 26, 2010

* Patricia M. Cloherty	Director	February 26, 2010

* Sir George Cox	Director	February 26, 2010

* Sylvain Hefes	Director	February 26, 2010

* Shirley Ann Jackson	Director	February 26, 2010

Signature	Title	Date

* Duncan M. McFarland	Director	February 26, 2010

* James J. McNulty	Director	February 26, 2010

* Baron Jean Peterbroeck	Director	February 26, 2010

* Alice M. Rivlin	Director	February 26, 2010

* Ricardo Salgado	Director	February 26, 2010

* Robert G. Scott	Director	February 26, 2010

* Jean-François Théodore	Director	February 26, 2010

* Rijnhard van Tets	Director	February 26, 2010

* Sir Brian Williamson	Director	February 26, 2010

* Pursuant to Power of Attorney

By:	/s/ John K. Halvey
John K. Halvey
Attorney-in-Fact