Form 10-Q
period 2010-03-31
NYSE Euronext
filed 2010-05-07
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO                .
COMMISSION FILE NUMBER 001-33392

NYSE Euronext
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-5110848 (I.R.S. Employer Identification Number)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2010, the registrant had approximately 261 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.
“Archipelago®,” “Archipelago Exchange®,” “Euronext ® ,” “LIFFE CONNECT ®,” “NYSE ®,” “NYSE Liffe ®,” “Pacific Exchange®” and “SFTI ®,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
“FINRA®” is a trademark of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and is used under license from FINRA.
All other trademarks and service marks used herein are the property of their respective owners.
Unless otherwise specified or the context otherwise requires:

•	“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (2) after completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the U.S. Securities and Exchange Commission (the “ SEC ”) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act ”) as a national securities exchange.
•	“NYSE Arca” refers collectively to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.). NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.
•	“NYSE Amex” refers to NYSE Amex LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex LLC is registered with the SEC under the Exchange Act as a national securities exchange.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed for the year ended December 31, 2009, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$322	$423
Financial investments	57	67
Accounts receivable, net	753	660
Deferred income taxes	163	100
Other current assets	284	270

Total current assets	1,579	1,520
Property and equipment, net	1,002	986
Goodwill	4,020	4,210
Other intangible assets, net	5,863	6,184
Deferred income taxes	554	680
Other assets	784	802

Total assets	$13,802	$14,382

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$946	$1,162
Related party payable	40	40
Section 31 fees payable	63	150
Deferred revenue	447	163
Short term debt	591	616
Deferred income taxes	26	18

Total current liabilities	2,113	2,149
Long term debt	2,088	2,166
Deferred income taxes	2,009	2,090
Accrued employee benefits	486	504
Deferred revenue	360	362
Related party payable	112	110
Other liabilities	53	66

Total liabilities	7,221	7,447
Commitments and contingencies
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 276 and 275 shares issued; 261 and 260 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,156	8,209
Accumulated deficit	—	(112)
Accumulated other comprehensive loss	(1,228)	(813)

Total NYSE Euronext stockholders’ equity	6,515	6,871
Noncontrolling interest	66	64

Total equity	6,581	6,935

Total liabilities and equity	$13,802	$14,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Revenues
Transaction and clearing fees	$762	$830
Market data	91	103
Listing	105	100
Technology services	79	50
Other	46	59

Total revenues	1,083	1,142
Transaction-based expenses:
Section 31 fees	63	30
Liquidity payments, routing and clearing	375	507

Total revenues, less transaction-based expenses	645	605
Other operating expenses:
Compensation	172	168
Depreciation and amortization	66	68
Systems and communications	52	57
Professional services	58	55
Selling, general and administrative	79	74
Merger expenses and exit costs	13	23

Total other operating expenses	440	445

Operating income	205	160
Net interest and investment income (loss)	(27)	(26)
Other income (loss)	(5)	4

Income before income taxes	173	138
Income tax provision	(48)	(32)

Net income	125	106
Net loss (income) attributable to noncontrolling interest	5	(2)

Net income attributable to NYSE Euronext	$130	$104

Basic earnings per share attributable to NYSE Euronext	$0.50	$0.40

Diluted earnings per share attributable to NYSE Euronext	$0.50	$0.40
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$125	$106

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	81
Deferred income taxes	8	38
Deferred revenue amortization	(18)	(19)
Stock based compensation	10	11
Other non-cash items	4	2
Change in operating assets and liabilities:
Accounts receivable, net	(115)	28
Other assets	(40)	(70)
Accounts payable, accrued expenses, and Section 31 fees payable	(153)	(146)
Related party payable	(1)	(151)
Deferred revenue	242	270
Accrued employee benefits	(11)	4

Net cash provided by operating activities	122	154
Cash flows from investing activities:
Sales of investments	121	137
Purchases of investments	(111)	—
Purchases of property and equipment	(92)	(79)
Other investing activities	3	—

Net cash (used in) provided by investing activities	(79)	58
Cash flows from financing activities:
Commercial paper (repayments) borrowings, net	(28)	(281)
Dividends to shareholders	(78)	(78)
Other	—	1

Net cash used in financing activities	(106)	(358)
Effects of exchange rate changes on cash and cash equivalents	(38)	(25)

Net decrease in cash and cash equivalents for the period	(101)	(171)
Cash and cash equivalents at beginning of period	423	777

Cash and cash equivalents at end of period	$322	$606

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
Notes to Condensed Consolidated Financial Statements
Note 1—Organization and Basis of Presentation
Organization
NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, “NYSE Liffe”) and the United States futures market, NYSE Liffe US, LLC (“NYSE Liffe US”). NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”
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
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been restated to reflect this change.
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Note 2—Acquisitions and Divestitures
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
NYSE Liffe US
On October 30, 2009, NYSE Euronext entered into a definitive agreement with Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS to sell a significant equity interest in NYSE Liffe US. The transaction closed in the fourth quarter of 2009. NYSE Euronext continues to manage the day-to-day operations of NYSE Liffe US, which operate under the supervision of a separate board of directors. On March 9, 2010, NYSE Euronext sold an additional 6% of NYSE Liffe US equity interest to DRW Ventures LLC. NYSE Euronext consolidates the results of NYSE Liffe US.
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
NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid in four equal installments on each of the next four anniversaries of the closing date. The $152 million present value of this liability is included in “Related party payable” in the condensed consolidated statement of financial condition as of March 31, 2010.
New York Portfolio Clearing (“NYPC”)
On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an arrangement to pursue a joint venture that is expected to be operational in the third quarter of 2010, subject to definitive documentation and other approvals. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. Pending Registered Derivatives Clearing Organization status approval from the U.S. Commodity Futures Trading Commission as well as other required regulatory approvals, NYPC initially will clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems.
National Stock Exchange of India
Subsequent to March 31, 2010, NYSE Euronext concluded the sale of its 5% equity interest in the Mumbai-based National Stock Exchange of India Limited for gross proceeds of $175 million. The proceeds will be used to reduce our debt.
Note 3—Restructuring
Severance Costs
2008 plan
In 2008, NYSE Euronext initiated a voluntary resignation incentive plan (“2008 VRIP”) and voluntary retirement plan in the U.S., which 235 employees accepted in 2008. As part of the business combination between NYSE Group and Euronext, NYSE Euronext entered into a plan to eliminate employee positions.
NYSE Euronext initiated a new plan in Europe in 2008 which was finalized in June 2009. This plan included a net reduction of approximately 230 employees.
2009 plan
As a result of streamlining certain business processes in the first quarter of 2009, NYSE Euronext launched a new voluntary resignation incentive plan in June 2009 (“2009 VRIP”) in the U.S., which 62 employees accepted.
The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through March 31, 2010 and the remaining accrual as of March 31, 2010 (in millions):

			Information Services
		Cash Trading	and Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total
Balance as of December 31, 2009	$7	$122	$13	$4	$146
Employee severance and related benefits	1	1	2	—	4
Severance and benefit payments	(5)	(53)	(6)	(1)	(65)
Currency translation and other	—	(7)	—	—	(7)

Balance as of March 31, 2010	$3	$63	$9	$3	$78

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at March 31, 2010, NYSE Euronext expects to pay these amounts throughout 2010 and 2011.
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
On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. Following such approval, NYSE Euronext recorded a $355 million expense which is included in merger expenses and exit costs in our condensed consolidated statement of operations for the year ended December 31, 2009.
On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Euronext made the $355 million payment to LCH.Clearnet.
As of March 31, 2010, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
Note 4—Segment Reporting
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been restated to reflect this change. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. These changes reflect our current operating focus. The accounting policies for our segments are the same as those described in “Note 2. Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including costs to operate as a public company, within “Corporate/ Eliminations.”

The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;
•	providing certain clearing services for derivative products;
•	selling and distributing market data and related information; and
•	providing settlement of transactions in certain European markets.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash equities;
•	obtaining new listings and servicing existing listings;
•	selling and distributing market data and related information; and
•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating connectivity networks for our markets and for other major market centers and market participants in the United States and Europe;
•	providing trading and information technology solutions; and
•	selling and distributing market data and related information to data subscribers for proprietary data products.
Summarized financial data of our reportable segments is as follows (in millions):

		Cash Trading	Information Services and	Corporate/
Three months ended March 31,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2010
Revenues	$298	$676	$110	$(1)	$1,083
Operating income (loss)	127	99	15	(36)	205
2009
Revenues	$198	$862	$83	$(1)	$1,142
Operating income (loss)	58	134	6	(38)	160
Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended March 31,
	2010	2009
Net income	$125	$106
Net loss (income) attributable to noncontrolling interest	5	(2)

Net income attributable to NYSE Euronext	$130	$104

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	260	260
Dilutive effect of: Employee stock options and restricted stock units	1	—

Weighted average shares used in diluted computation	261	260

Basic earnings per share attributable to NYSE Euronext	$0.50	$0.40

Diluted earnings per share attributable to NYSE Euronext	$0.50	$0.40

Dividends per common share	$0.30	$0.30
As of March 31, 2010 and 2009, 4.7 million and 4.1 million restricted stock units, respectively, and options to purchase 0.6 million and 0.7 million shares of common stock, respectively, were outstanding. For the three months ended March 31, 2010 and 2009, 0.8 million and 3.5 million, respectively, awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Three months ended March 31,	2010	2009	2010	2009	2010	2009
Service cost	$1	$1	$—	$—	$—	$1
Interest cost	12	12	1	1	3	3
Expected return on assets	(14)	(15)	—	—	—	—
Actuarial loss	2	—	—	—	—	(1)
Curtailment loss (gain)	—	1	—	—	1	1

Net periodic cost (benefit)	$1	$(1)	$1	$1	$4	$4

During the three months ended March 31, 2010 and 2009, NYSE Euronext did not make any material contributions to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $4 million to its European pension plans and zero for its U.S. pension plans for the remainder of fiscal 2010.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

		Cash Trading	Information Services and
	Derivatives	and Listings	Technology Solutions	Total
Balance as of January 1, 2010	$1,553	$2,249	$408	$4,210
Purchase accounting adjustments	—	—	(5)	(5)
Currency translation and other	(129)	(46)	(10)	(185)

Balance as of March 31, 2010	$1,424	$2,203	$393	$4,020

The following table presents the details of the intangible assets as of March 31, 2010 and December 31, 2009 (in millions):

	Estimated fair	Accumulated
Balance as of March 31, 2010	value	amortization	Useful Life (in years)
National securities exchange registrations	$4,991	$—	Indefinite
Customer relationships	845	128	7 to 20
Trade names and other	187	32	2 to 20

Other intangible assets	$6,023	$160

	Estimated	Accumulated
Balance as of December 31, 2009	fair value	amortization	Useful Life (in years)
National securities exchange registrations	$5,255	$—	Indefinite
Customer relationships	886	122	7 to 20
Trade names and other	195	30	2 to 20

Other intangible assets	$6,336	$152

For the three months ended March 31, 2010 and 2009, amortization expense for the intangible assets was approximately $15 million and $14 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of March 31, 2010 was as follows (in millions):

Year ending December 31,
Remainder of 2010 (from April 1st through December 31st)	$43
2011	58
2012	58
2013	58
2014	58
Thereafter	597
Total	$872

Note 8—Fair Value of Financial Instruments
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
If the inputs used to measure the financial instruments fall within different levels of the fair value hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. A review of the fair value hierarchy classifications is conducted on a quarterly basis. Changes in the valuation inputs may result in a reclassification for certain financial assets or liabilities.
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis (in millions):

	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$40	$—	$—	$40
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	3	—	—	3
Foreign exchange derivative contracts	—	5	—	5

Total Financial investments	$43	$6	$8	$57

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$49	$—	$—	$49
Corporate Bonds	—	1	—	1
Government Bonds	—	2	—	2
Asset Backed Securities	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	3	—	—	3
Foreign exchange derivative contracts	—	3	—	3

Total Financial investments	$52	$7	$8	$67

Liabilities
Foreign exchange derivative contracts	$—	$1	$—	$1

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).
The difference between the total financial assets and liabilities as of March 31, 2010 and December 31, 2009 presented in the tables above and the related amounts in the condensed consolidated statements of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. The fair value of our long-term debt instruments was approximately

$2.3 billion as of March 31, 2010. The carrying value of all other financial assets and liabilities approximates fair value. For both periods as of March 31, 2010 and December 31, 2009, NYSE Euronext had $8 million, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. As of March 31, 2010, the weighted average price of these auction rate securities was 93 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $0.4 million unrealized gain on these securities.
Note 9—Derivatives and Hedges
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition (in millions):

	Notional	Fair Value of Derivative Instruments
March 31, 2010	Amount	Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$376	$5	$—

Total derivatives	$376	$5	$—

(1)	included in “Financial investments” in the condensed consolidated statement of financial condition.

(2)	included in “Short term debt” in the condensed consolidated statement of financial condition.
Pre-tax gains and losses on derivative instruments affecting the condensed consolidated statement of operations for the three months ended March 31, 2010 was as follows (in millions):

Derivatives not
designated as hedging
instrument	Gain/(loss) recognized in income
Foreign exchange contracts	$4
For the three months ended March 31, 2010, NYSE Euronext had euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts in place with tenors less than 3 months in order to hedge various financial positions. These swaps were not designated as hedging instruments under the Derivatives and Hedging Topic. As of March 31, 2010, NYSE Euronext had a £85 million ($126 million) sterling/U.S. dollar foreign exchange swap outstanding with a positive fair value of $3 million and a €186 million ($250 million) euro/U.S. dollar forward contract outstanding with a positive fair value of $2 million. These instruments matured in April 2010. For the three months ended March 31, 2010, the cumulative net gain recognized under foreign exchange contracts in “Other income” in the condensed consolidated statement of operations amounted to $4.0 million.
For the three months ended March 31, 2010, NYSE Euronext had no derivative instruments in fair value hedging relationship, cash flow hedging relationship and net investment hedging relationship.

Note 10—Commitments and Contingencies
In re NYSE Specialists Securities Litigation
On April 6, 2010, the district court entered a final judgment and order approving the proposed settlement among the NYSE, Lead Plaintiff CalPERS and plaintiff Market Street Securities, Inc. and dismissing with prejudice the claims against the NYSE. The settlement of this matter, which is unrelated to NYSE Euronext’s role as an issuer of securities, does not involve the payment of cash to any party or counsel.
In addition to the matter described above and in the 2009 Form 10-K, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.
Note 11—Income taxes
For the three months ended March 31, 2010 and 2009, our effective tax rate was 27.8% and 23.2%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory, and the reorganization of certain of our European businesses.
Note 12—Related Party Transactions
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
LCH.Clearnet Contract Termination/ NYSE Liffe Clearing
See Note 3 for a discussion of NYSE Liffe Clearing.
Qatar
See Note 2 for a discussion of the Shareholders’ Agreement.
The following presents income and (expenses) derived or incurred from these related parties (in millions):

Income (expenses)	Three months ended March 31,
	2010	2009
FINRA	$4	$5
LCH.Clearnet	(10)	1
Qatar	7	—
Note 13—Other Comprehensive Income
The following outlines the components of other comprehensive income (in millions):

Income/(expenses)	Three months ended March 31,
	2010			2009
	NYSE	Noncontrolling		NYSE	Noncontrolling
	Euronext	interest	Total	Euronext	interest	Total
Net income	$130	$(5)	$125	$104	$2	$106
Change in market value adjustments of available-for-sale securities	2	—	2	8	—	8
Employee benefit plan adjustments	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	(415)	(2)	(417)	(239)	(1)	(240)

Total comprehensive (loss) income	$(283)	$(7)	$(290)	$(140)	$1	$(139)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been restated to reflect this change. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. These changes reflect our current operating focus. The accounting policies for our segments are the same as those described in “Note 2. Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including costs to operate as a public company, within the “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;
•	providing certain clearing services for derivative products;
•	selling and distributing market data and related information; and
•	providing settlement of transactions in certain European markets.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash equities;
•	obtaining new listings and servicing existing listings;
•	selling and distributing market data and related information; and
•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating connectivity networks for our markets and for other major market centers and market participants in the United States and Europe;
•	providing trading and information technology solutions; and
•	selling and distributing market data and related information to data subscribers for proprietary data products.
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
While access to credit markets has improved in recent months, the upheaval in the credit markets that commenced in 2008 continued to impact the economy during 2009 and the first three months of 2010. In addition, although the equity markets have stabilized somewhat in the first quarter, equity market indices have experienced volatility and the market may remain volatile throughout 2010. The economic crisis in the European Union could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth.
As a result of recent events, it is likely that there will be significant change in the regulatory environment in which we operate. Although we cannot predict which financial reforms may become law, how such reforms will be implemented or the impact such reforms will have on our business, such reforms could adversely affect our business or result in increased costs and the expenditure of significant resources.
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
We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns, contagion concerns in relation to the crisis in the European Union, as well as the general state of the world economy. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as our company-wide expense reduction initiatives in order to mitigate these uncertainties.

Sources of Revenues
Transaction and Clearing Fees
Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing fees.
•	Cash trading. Revenues for cash trading consists of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our US cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our US cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.
•	Derivatives trading and clearing. Revenue from derivatives trading and clearing consists of fixed per-contract fees for executing trades of derivatives contracts and clearing charges on NYSE Liffe and executing options contracts traded on NYSE Arca, NYSE Amex and NYSE Liffe US. In some cases, these fees are subject to caps.
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
Market Data
We generate revenues from the dissemination of our market data in the U.S. and Europe to a variety of users. In the U.S., we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE listed, NYSE Amex listed, and NYSE Arca listed securities are disseminated through “Tape A” and “Tape B,” which constitutes the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C”, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.
NYSE Euronext offers NYSE Realtime Reference Prices, which allows internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com display NYSE Realtime stock prices on their respective websites.
In Europe, we charge a variety of users, primarily the end-users, for the use of Euronext’s real-time market data services. We also collect annual license fees from vendors for the right to distribute Euronext market data to third parties and a service fee from vendors for direct connection to market data. A substantial majority of European market data revenues is derived from monthly end-user fees. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.
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
In the U.S., annual fees are charged based on the number of outstanding shares of the listed U.S. company at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized on a pro rata basis over the calendar year.
Original fees are recognized as income on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.
Listing fees for our European markets comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing shares in IPOs and tender offers. Revenues from annual listing fees relate to the number of shares outstanding and the market capitalization of the listed company.
In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a 50% discount on admission fees. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.
The revenue NYSE Euronext derives from listing fees is primarily dependent on the number and size of new company listings as well as the level of other corporate-

related activity of existing listed issuers. The number and size of new company listings and other corporate-related activity in any period depend primarily on factors outside of NYSE Euronext’s control, including general economic conditions in Europe and the United States (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.
Technology Services
Revenues are generated primarily from connectivity services related to the SFTI network, software licenses and maintenance fees, and strategic consulting services. Co-location revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the condensed consolidated statement of financial condition.
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
Other Revenues
Other revenues include trading license fees, fees for facilities and other services provided to designated market markers (“DMMs”), brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, the results of our BlueNext business and fees for clearance and settlement activities in our European markets, as well as regulatory revenues. Regulatory fees are charged to member organizations of our U.S. securities exchanges.
Components of Expenses
Section 31 Fees
See “Sources of Revenues— Transaction and Clearing Fees” above.
Liquidity Payments, routing and clearing
We offer our customers a variety of liquidity payment structures, tailored to specific market, product and customer characteristics in order to attract order flow, enhance liquidity and promote use of our markets. We charge a “per share” or “per contract” execution fee to the market participant who takes the liquidity on certain of our trading platforms and, in turn, we pay, on certain of our markets, a portion of this “per share” or “per contract” execution fee to the market participant who provides the liquidity. In addition, we also incur routing charges in the U.S. when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing and clearing. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, and service fees paid per trade to exchanges for trade execution.
Other Operating Expenses
Other operating expenses include compensation, depreciation and amortization, systems and communications, professional services, selling, general and administrative, and merger expenses and exit costs.
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

     Selling, General and Administrative
Selling, general and administrative expenses include (i) occupancy costs, (ii) marketing costs consisting of advertising, printing and promotion expenses, (iii) insurance premiums, travel and entertainment expenses, co-branding, investor education and advertising expenses with NYSE listed companies, (iv) general and administrative expenses and (v) regulatory fine income levied by NYSE Regulation. Regulatory fine income must be used for regulatory purposes. Subsequent to the July 30, 2007 asset purchase agreement with FINRA, the amount of fines has been relatively immaterial.
     Merger Expenses and Exit Costs
Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable to business combinations and cost reduction initiatives.
Results of Operations
The results of operations of NYSE Euronext include the results of operations of NYFIX, Inc. since November 30, 2009.
Three Months Ended March 31, 2010 Versus Three Months Ended March 31, 2009
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended March 31, 2010, as compared to such item for the three months ended March 31, 2009.

			Percent
	Three months ended		Increase
	March 31,		(Decrease)
(Dollars in Millions)	2010	2009
Revenues
Transaction and clearing fees	$762	$830	(8)%
Market data	91	103	(12)%
Listing	105	100	5%
Technology services	79	50	58%
Other revenues	46	59	(22)%

Total revenues	1,083	1,142	(5)%
Transaction-based expenses:
Section 31 fees	63	30	110%
Liquidity payments, routing and clearing	375	507	(26)%

Total revenues, less transaction-based expenses	645	605	7%
Other operating expenses:
Compensation	172	168	2%
Depreciation and amortization	66	68	(3)%
Systems and communications	52	57	(9)%
Professional services	58	55	5%
Selling, general and administrative	79	74	7%
Merger expenses and exit costs	13	23	(43)%

Total other operating expenses	440	445	(1)%

Operating income	205	160	28%
Net interest and investment income (loss)	(27)	(26)	4%
Other income (loss)	(5)	4	(225)%

Income before income taxes	173	138	25%
Income tax provision	(48)	(32)	50%

Net income	125	106	18%
Net loss (income) attributable to noncontrolling interest	5	(2)	(350)%

Net income attributable to NYSE Euronext	$130	$104	25%

Highlights
For the three months ended March 31, 2010, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $645 million, $205 million and $130 million, respectively. This compares to revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $605 million, $160 million and $104 million, respectively, for the three months ended March 31, 2009.
The $40 million increase in total revenues, less transaction-based expenses, $45 million increase in operating income and $26 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses increased primarily due to increased volumes in our derivatives business, growth in information services and technology solutions and favorable foreign currency impact offset by decreased volumes in certain U.S. cash trading venues and price change in our Europe cash trading venues.
Increased operating income — The period-over-period increase in operating income of $45 million was primarily due to increased total revenues, less transaction-based expenses and favorable foreign currency impact partially offset by increased operating expenses due to the NYFIX acquisition and new business initiatives (including data centers). Excluding the impact of foreign currency ($11 million), net impact of merger and acquisition activity ($12 million), new business initiatives ($15 million), and data center integration costs ($9 million), our operating expenses decreased $52 million ($10 million of which reflects reduced merger expenses and exit costs) as compared to three months ended March 31, 2009.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $26 million was mainly due to increased operating income, partially offset by a decrease in our non-operating income due to foreign exchange losses and an increase in our effective tax rate as compared to three months ended March 31, 2009.
Segment Results
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been restated to reflect this change. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.
Derivatives

	Three months ended March 31,
			Increase	% of Revenues
Derivatives	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$278	$182	53%	93%	92%
Market data	12	11	9%	4%	6%
Other revenues	8	5	60%	3%	2%

Total revenues	298	198	51%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	74	42	76%	25%	21%

Total revenues, less transaction-based expenses	224	156	44%	75%	79%
Total other operating expenses	97	98	(1)%	32%	50%

Operating income	$127	$58	119%	43%	29%

For the three months ended March 31, 2010, Derivatives operating income increased $69 million to $127 million, and operating income as a percentage of revenues in 2010 increased 14% to 43%. The increase was primarily due to an increase in total revenues of $100 million associated with an increase in global derivatives average daily volume of 41% as compared to the same period a year ago and the inclusion of results of the NYSE Liffe Clearing business, for which there was no comparison during the three months ended March 31, 2009. Other operating expenses for the three months ended March 31, 2010 includes $10 million in fees paid to LCH.Clearnet in connection with the NYSE Liffe Clearing business. Excluding the fee paid to LCH.Clearnet, other operating expenses decreased by $11 million reflecting the results of operating efficiencies.

Cash Trading and Listings

	Three months ended March 31,
			Increase	% of Revenues
Cash Trading and Listings	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$484	$648	(25)%	72%	75%
Market data	48	59	(19)%	7%	7%
Listing	105	100	5%	15%	12%
Other revenues	39	55	(29)%	6%	6%

Total revenues	676	862	(22)%	100%	100%
Transaction-based expenses:
Section 31 fees	63	30	110%	9%	3%
Liquidity payments, routing and clearing	301	465	(35)%	45%	54%

Total revenues, less transaction-based expenses	312	367	(15)%	46%	43%
Total other operating expenses	213	233	(9)%	31%	27%

Operating income	$99	$134	(26)%	15%	16%

For the three months ended March 31, 2010, Cash Trading and Listings operating income decreased $35 million to $99 million, and operating income as a percentage of revenues in 2010 decreased 1% to 15%. The decrease was primarily due to a decrease in total revenues, less transaction-based expenses, of $55 million, as a result of reduced trading volumes at our NYSE Arca venue and price changes in our Euronext venues offset by improved revenue capture at NYSE classic. Offseting the decline in the total revenues, less transaction-based expenses was a $20 million decrease in other operating expenses reflecting the results of operating efficiencies.
Information Services and Technology Solutions

	Three months ended March 31,
			Increase	% of Revenues
Information Services and Technology Solutions	2010	2009	(decrease)	2010	2009
Market data	$31	$33	(6)%	28%	40%
Technology services	79	50	58%	72%	60%

Total revenues	110	83	33%	100%	100%
Total other operating expenses	95	77	23%	86%	93%

Operating income	$15	$6	150%	14%	7%

For the three months ended March 31, 2010, Information Services and Technology Solutions operating income increased $9 million to $15 million, and operating income as a percentage of revenues in 2010 increased 7% to 14%. The increase was primarily due to the inclusion of the results of NYFIX following the November 30, 2009 acquisition and improved results of our connectivy businesses.
Corporate / Eliminations

	Three months ended March 31,
Corporate / Eliminations	2010	2009	Increase (decrease)
Other revenues	$(1)	$(1)	—%

Total revenues	(1)	(1)	—%
Total other operating expenses	35	37	(5)%

Operating (loss) income	$(36)	$(38)	(5)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended March 31, 2010 remained relatively unchanged as compared to the three months ended March 31, 2009.
Non-Operating Income and Expenses
Net Interest and Investment Income (Loss)
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”). The reduction in investment income is primarily driven by our average cash and investment balances, reduction of interest rates and foreign currency rates. For the three months ended March 31, 2010, net interest and investment income remained relatively unchanged from the comparable period a year ago.

Other Income (Loss)
For the three months ended March 31, 2010, other income was a $5 million loss, a decrease of $9 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period, as well as income from equity method investments. For the three months ended March 31, 2010, the decrease in other income is primarily due to foreign exchange losses and losses from equity method investments.
Noncontrolling Interest
For the three months ended March 31, 2010 and 2009, NYSE Euronext recorded noncontrolling interest of $5 million loss and $(2) million income, respectively.
Income Taxes
For the three months ended March 31, 2010 and 2009, NYSE Euronext provided for income taxes at an estimated tax rate of 27.5% and 27.0%, respectively. For the three months ended March 31, 2010, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of its European businesses.

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
Cash flows from operating activities
For the three months ended March 31, 2010, net cash provided by operating activities was $122 million, representing net income of $125 million, depreciation and amortization of $71 million and a decrease in working capital of $78 million. Capital expenditures for the three months ended March 31, 2010 were $92 million.
Net financial indebtedness
As of March 31, 2010, NYSE Euronext had approximately $2.7 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $2.3 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	March 31,	December 31,
	2010	2009
Cash and cash equivalents	$322	$423
Financial investments	57	67

Cash, cash equivalents and financial investments	379	490

Short term debt	591	616
Long term debt	2,088	2,166

Total debt	2,679	2,782

Net indebtedness	$2,300	$2,292
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
As of March 31, 2010, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of
	March 31, 2010	Maturity
Commercial paper issued under the global commercial paper program	$527	From April 1 until April 30, 2010
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,353)	June 30, 2015
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of March 31, 2010, NYSE Euronext had $0.5 billion of debt outstanding at an average interest rate of 0.3% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of March 31, 2010. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under this facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.
In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($406 million at March 31, 2010) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of March 31, 2010, NYSE Euronext had two committed bank credit facilities totaling $2.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.
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
Because commercial paper’s new issues generally fund the retirement of old issues, NYSE Euronext is exposed to the rollover risk of not being able to issue new commercial paper. In order to mitigate the rollover risk, NYSE Euronext maintains undrawn backstop bank facilities for an aggregate amount exceeding at any time the amount issued under its commercial paper program. In case we would not be able to issue new commercial paper, we may draw on these backstop facilities.
Critical Accounting Policies and Estimates
The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting polices reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.
Revenue Recognition
There are two types of fees applicable to companies listed on the NYSE, NYSE Arca, NYSE Amex and Euronext — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists with the NYSE, NYSE Arca or Euronext. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE Amex from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.
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
The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions which contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance is effective on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. NYSE Euronext is currently evaluating the impact of this guidance, if any.

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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of March 31, 2010 (in millions of U.S. dollars):

				Impact(2) of a
	Financial	Financial		100 bp adverse shift
Dollars (in Millions)	assets	liabilities	Net Exposure	in interest rates (3)
Floating rate (1) positions in
Dollar	$60	$448	$(388)	$(3.9)
Euro	85	143	(58)	(0.6)
Sterling	186	—	186	(1.9)
Fixed rate positions in
Dollar	—	749	(749)	(23.6)
Euro	—	1,339	(1,339)	(64.7)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of March 31, 2010, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,339 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $23.6 million and $64.7 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in sterling, when interest rates in sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on March 31, 2010 positions, a hypothetical 1% decrease in sterling rates would negatively impact annual income by $1.9 million. Because NYSE Euronext is a net borrower in U.S. dollar and euro, when interest rates in U.S. dollar or euro increase, NYSE Euronext net interest and investment income decreases. Based on March 31, 2010 positions, a hypothetical 1% increase in U.S. dollar or euro rates would negatively impact annual income by $3.9 million and $0.6 million, respectively.
Currency risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.
NYSE Euronext’s exposure to foreign denominated earnings for the three months ended March 31, 2010 is presented by primary foreign currency in the following table (in millions):

	Three months ended March 31, 2010
	Euro	Sterling
Average rate in the period	$1.3838	$1.5597
Average rate in the same period one year before	$1.3059	$1.4365
Foreign denominated percentage of
Revenues	17%	17%
Operating expenses	13%	12%
Operating income	34%	36%
Impact of the currency fluctuations (1) on
Revenues	$(10.5)	$(14.5)
Operating expenses	(6.5)	(8.6)
Operating income	(4.0)	(5.9)

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2010 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	March 31, 2010
	Position in euros	Position in sterling
Assets	€4,081	£2,841
of which goodwill	1,042	1,074
Liabilities	2,220	473
of which borrowings	1,092	—

Net currency position before hedging activities	€1,861	£2,368
Impact of hedging activities	—	85

Net currency position	€1,861	£2,453

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$ (252)	$ (373)

At March 31, 2010, NYSE Euronext was exposed to net exposures in euro and sterling of €1.9 billion ($2.5 billion) and £2.5 billion ($3.7 billion), respectively. NYSE Euronext’s borrowings in euro of €1.1 billion ($1.5 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of March 31, 2010, NYSE Euronext also had a €186 million ($250 million) Euro/dollar and £85 million ($126 million) sterling/dollar foreign exchange swaps outstanding. These swaps matured in April 2010. As of March 31, 2010, the fair value of these swaps was a $4.7 million asset.
Based on March 31, 2010 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $252 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $373 million. For the three months ended March 31, 2010, currency exchange rate differences had a negative impact of $417 million on NYSE Euronext’s consolidated equity.
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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended March 31, 2010 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For the three months ended March 31, 2010, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2009, which disclosures are incorporated herein by reference, and no other matters were reportable during the period.
In re NYSE Specialists Securities Litigation
On April 6, 2010, the district court entered a final judgment and order approving the proposed settlement among the NYSE, Lead Plaintiff CalPERS and plaintiff Market Street Securities, Inc. and dismissing with prejudice the claims against the NYSE. The settlement of this matter, which is unrelated to NYSE Euronext’s role as an issuer of securities, does not involve the payment of cash to any party or counsel.
In addition to the matter described above and in the 2009 Form 10-K, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.

Item 1A.	Risk Factors
For the three months ended March 31, 2010, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, which disclosures are incorporated herein by reference. No other matters were reportable during this period.

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

NYSE Euronext
Date: May 7, 2010	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext