Form 10-Q
period 2010-06-30
NYSE Euronext
filed 2010-08-06
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2010, the registrant had approximately 261 million shares of common stock, $0.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “ our ” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.
“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE® ,” “NYSE Liffe®,” “Pacific Exchange® ” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
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
NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$369	$423
Financial investments	50	67
Accounts receivable, net	729	660
Deferred income taxes	83	100
Other current assets	181	270

Total current assets	1,412	1,520
Property and equipment, net	991	986
Goodwill	3,863	4,210
Other intangible assets, net	5,532	6,184
Deferred income taxes	618	680
Other assets	627	802

Total assets	$13,043	$14,382

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$915	$1,162
Related party payable	40	40
Section 31 fees payable	155	150
Deferred revenue	368	163
Short term debt	282	616
Deferred income taxes	17	18

Total current liabilities	1,777	2,149
Long term debt	1,962	2,166
Deferred income taxes	1,970	2,090
Accrued employee benefits	482	504
Deferred revenue	354	362
Related party payable	114	110
Other liabilities	55	66

Total liabilities	6,714	7,447

Commitments and contingencies
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 276 and 275 shares issued; 261 and 260 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,164	8,209
Retained earnings (accumulated deficit)	106	(112)
Accumulated other comprehensive loss	(1,582)	(813)

Total NYSE Euronext stockholders’ equity	6,275	6,871
Noncontrolling interest	54	64

Total equity	6,329	6,935

Total liabilities and equity	$13,043	$14,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Transaction and clearing fees	$927	$943	$1,689	$1,773
Market data	93	101	184	204
Listing	105	101	210	201
Technology services	75	49	154	99
Other	47	58	93	117

Total revenues	1,247	1,252	2,330	2,394
Transaction-based expenses:
Section 31 fees	99	126	162	156
Liquidity payments, routing and clearing	494	514	869	1,021

Total revenues, less transaction-based expenses	654	612	1,299	1,217

Other operating expenses:
Compensation	160	158	332	326
Depreciation and amortization	66	66	132	134
Systems and communications	47	56	99	113
Professional services	66	43	124	98
Selling, general and administrative	68	74	147	148
Merger expenses and exit costs	32	442	45	465

Total other operating expenses	439	839	879	1,284

Operating income (loss)	215	(227)	420	(67)
Interest expense	(26)	(31)	(53)	(62)
Investment income	1	3	1	8
Other income	55	4	50	8

Income (loss) before income taxes	245	(251)	418	(113)
Income tax (provision) benefit	(66)	72	(114)	40

Net income (loss)	179	(179)	304	(73)
Net loss (income) attributable to noncontrolling interest	5	(3)	10	(5)

Net income (loss) attributable to NYSE Euronext	$184	$(182)	$314	$(78)

Basic earnings (loss) per share attributable to NYSE Euronext	$0.70	$(0.70)	$1.20	$(0.30)

Diluted earnings (loss) per share attributable to NYSE Euronext	$0.70	$(0.70)	$1.20	$(0.30)
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$304	$(73)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	143	156
Deferred income taxes	16	(3)
Deferred revenue amortization	(44)	(37)
Stock based compensation	20	21
Other non-cash items	(53)	2
Change in operating assets and liabilities:
Accounts receivable, net	(98)	96
Other assets	(53)	(111)
Accounts payable, accrued expenses, and Section 31 fees payable	(40)	254
Related party payable	10	(186)
Deferred revenue	200	258
Accrued employee benefits	(12)	(11)

Net cash provided by operating activities	393	366
Cash flows from investing activities:
Sales of investments	299	539
Purchases of investments	(282)	(436)
Sale (purchases) of equity investments and businesses	175	(44)
Purchases of property and equipment	(162)	(212)
Other investing activities	—	(1)

Net cash provided by (used in) investing activities	30	(154)
Cash flows from financing activities:
Proceeds from issuance of debt	—	312
Commercial paper (repayments) borrowings, net	(249)	(265)
Repayment of other debt	—	(412)
Dividends to shareholders	(156)	(156)
Employee stock transaction	—	1
Other	(1)	1

Net cash used in financing activities	(406)	(519)
Effects of exchange rate changes on cash and cash equivalents	(71)	37

Net decrease in cash and cash equivalents for the period	(54)	(270)
Cash and cash equivalents at beginning of period	423	777

Cash and cash equivalents at end of period	$369	$507

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
Notes to Condensed Consolidated Financial Statements
Note 1—Organization and Basis of Presentation
Organization
NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, “NYSE Liffe”) and the United States futures market, NYSE Liffe US, LLC (“NYSE Liffe US”). NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements include the accounts of NYSE Euronext and its subsidiaries.
The accompanying condensed unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. and reflect all adjustments, consisting of only normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under accounting principles generally accepted in the U.S. have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.
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
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change.
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Note 2—Acquisitions and Divestitures
NYFIX, Inc.
On November 30, 2009, NYSE Euronext acquired NYFIX, Inc. (“NYFIX”) which is a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition was approximately $144 million. NYFIX’s FIX business and FIX Software business were added to the NYSE Technologies’ portfolio. The NYFIX Transaction Services U.S. electronic agency execution business, comprised of its direct market access and algorithmic products, and the Millennium Alternative Trading System was sold to BNY ConvergEX subsequent to the NYFIX acquisition.
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

Other transactions
Qatar
On June 19, 2009, NYSE Euronext entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. Under the terms of the partnership, the Qatar Exchange will adopt the latest NYSE Euronext trading and network technologies for both the existing cash equities market and the new derivatives market. We are providing certain management services to the Qatar Exchange at negotiated rates.
NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid annually in four equal installments. The $154 million present value of this liability is included in “Related party payable” in the condensed consolidated statements of financial condition as of June 30, 2010.
New York Portfolio Clearing (“NYPC”)
On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an arrangement to pursue a joint venture that is expected to be operational at the conclusion of the regulatory review. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. Pending Registered Derivatives Clearing Organization status approval from the U.S. Commodity Futures Trading Commission as well as other required regulatory approvals, NYPC initially will clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems.
National Stock Exchange of India
On May 3, 2010, NYSE Euronext completed the sale of its 5% equity interest in the National Stock Exchange of India for gross proceeds of $175 million. A $56 million gain was included in “Other income” in our condensed consolidated statements of operations for the three and six months ended June 30, 2010 as a result of this transaction.
Note 3—Restructuring
Severance Costs
As a result of streamlining certain business processes, NYSE Euronext has launched various voluntary and involuntary severance plans in the U.S. and Europe.
The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through June 30, 2010 and the remaining accrual as of June 30, 2010 (in millions):

			Information Services
		Cash Trading	and Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total
Balance as of December 31, 2009	$7	$122	$13	$4	$146
Employee severance charges and related benefits	2	13	3	—	18
Severance and benefit payments	(5)	(72)	(10)	(2)	(89)
Currency translation and other	—	(15)	—	—	(15)

Balance as of June 30, 2010	$4	$48	$6	$2	$60

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at June 30, 2010, NYSE Euronext expects to pay these amounts throughout 2010 and 2011.
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
In connection with this arrangement, NYSE Euronext made a one-time €260 million ($355 million) payment to compensate LCH.Clearnet for economic losses arising as a result of the early termination of its clearing arrangements with LCH.Clearnet (the “NYSE Liffe Clearing Payment”). This payment was tax deductible.
On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. Following such approval, NYSE Euronext recorded a $355 million expense which was included in merger expenses and exit costs in our condensed consolidated statement of operations for the three and six months ended June 30, 2009.
On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Euronext made the $355 million payment to LCH.Clearnet.
On May 12, 2010, NYSE Euronext announced that, subject to regulatory approval, it will commence clearing its European securities and derivatives business through two new, purpose-built, clearing houses based in London and Paris in late 2012. LCH.Clearnet Ltd in London and LCH.Clearnet SA in Paris have been informed that NYSE Euronext’s current contractual arrangements for clearing with them will terminate accordingly at that time. No termination fees or penalties will be payable.
As of June 30, 2010, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
Note 4—Segment Reporting
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. These changes reflect our current operating focus. The accounting policies for our segments are the same as those described in “Note 2. Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”). We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including costs to operate as a public company, within “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash equities and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States and Europe;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of our reportable segments is as follows (in millions):

		Cash Trading	Information Services and	Corporate/
Three months ended June 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2010
Revenues	$305	$835	$107	$—	$1,247
Operating income (loss)	135	107	12	(39)	215
2009
Revenues	$219	$949	$83	$1	$1,252
Operating income (loss)	(298)	82	5	(16)	(227)

		Cash Trading	Information Services and	Corporate/
Six months ended June 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2010
Revenues	$603	$1,511	$217	$(1)	$2,330
Operating income (loss)	262	206	27	(75)	420
2009
Revenues	$417	$1,811	$166	$—	$2,394
Operating income (loss)	(240)	216	11	(54)	(67)
Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income	$179	$(179)	$304	$(73)
Net loss (income) attributable to noncontrolling interest	5	(3)	10	(5)

Net income attributable to NYSE Euronext	$184	$(182)	$314	$(78)

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	261	260	261	260
Dilutive effect of: Employee stock options and restricted stock units	—	—	—	—

Weighted average shares used in diluted computation	261	260	261	260

Basic earnings per share attributable to NYSE Euronext	$0.70	$(0.70)	$1.20	$(0.30)

Diluted earnings per share attributable to NYSE Euronext	$0.70	$(0.70)	$1.20	$(0.30)

Dividends per common share	$0.30	$0.30	$0.60	$0.60
As of June 30, 2010 and 2009, 3.8 million and 4.1 million restricted stock units, respectively, and options to purchase 0.5 million and 0.7 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2010, 1.4 million and 0.8 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2009, diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of stock options and restricted stock units would have been anti-dilutive due to the loss position.

Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Three months ended June 30,	2010	2009	2010	2009	2010	2009
Service cost	$1	$1	$—	$—	$—	$1
Interest cost	12	12	1	1	3	3
Expected return on assets	(14)	(15)	—	—	—	—
Actuarial loss	2	—	—	—	—	—
Curtailment loss (gain)	—	1	—	—	1	(9)

Net periodic cost (benefit)	$1	$(1)	$1	$1	$4	$(5)

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Six months ended June 30,	2010	2009	2010	2009	2010	2009
Service cost	$2	$2	$—	$—	$—	$2
Interest cost	24	24	2	2	6	6
Expected return on assets	(28)	(30)	—	—	—	—
Actuarial loss	4	—	—	—	—	—
Curtailment loss (gain)	—	1	—	—	2	(9)

Net periodic cost (benefit)	$2	$(3)	$2	$2	$8	$(1)

During the three and six months ended June 30, 2010 and 2009, NYSE Euronext did not make any material contributions to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $4 million to its European pension plans and zero for its U.S. pension plans for the remainder of fiscal 2010.
Curtailment to the Plans
For the three and six months ended June 30, 2009, NYSE Euronext recorded a $10 million curtailment gain associated with changes to its U.S. retiree medical plan, $1 million curtailment loss associated with the launch of a voluntary resignation incentive plan in the U.S. during 2009, and $1 million curtailment gain in Europe.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

		Cash Trading	Information Services and
	Derivatives	and Listings	Technology Solutions	Total
Balance as of January 1, 2010	$2,249	$1,553	$408	$4,210
Purchase accounting adjustments	—	—	(5)	(5)
Currency translation and other	(113)	(202)	(27)	(342)

Balance as of June 30, 2010	$2,136	$1,351	$376	$3,863

The following table presents the details of the intangible assets as of June 30, 2010 and December 31, 2009 (in millions):

	Estimated fair	Accumulated
Balance as of June 30, 2010	value	amortization	Useful Life (in years)
National securities exchange registrations	$4,714	$—	Indefinite
Customer relationships	806	134	7 to 20
Trade names and other	179	33	2 to 20

Other intangible assets	$5,699	$167

	Estimated	Accumulated
Balance as of December 31, 2009	fair value	amortization	Useful Life (in years)
National securities exchange registrations	$5,255	$—	Indefinite
Customer relationships	886	122	7 to 20
Trade names and other	195	30	2 to 20

Other intangible assets	$6,336	$152

For the three and six months ended June 30, 2010, amortization expense for intangible assets was approximately $14 million and $29 million, respectively. For the three and six months ended June 30, 2009, amortization expense for intangible assets was approximately $14 million and $28 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of June 30, 2010 was as follows (in millions):

Year ending December 31,
Remainder of 2010 (from July 1st through December 31st)	$29
2011	58
2012	58
2013	58
2014	58
Thereafter	557

Total	$818

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis (in millions):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$38	$—	$—	$38
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	2	—	—	2
Foreign exchange derivative contracts	—	1	—	1

Total Financial investments	$40	$2	$8	$50

Liabilities
Foreign exchange derivative contracts	$—	$4	$—	$4

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$49	$—	$—	$49
Corporate Bonds	—	1	—	1
Government Bonds	—	2	—	2
Asset Backed Securities	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	3	—	—	3
Foreign exchange derivative contracts	—	3	—	3

Total Financial investments	$52	$7	$8	$67

Liabilities
Foreign exchange derivative contracts	$—	$1	$—	$1

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).
The difference between the total financial assets and liabilities as of June 30, 2010 and December 31, 2009 presented in the tables above and the related amounts in the condensed consolidated statements of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and debt instruments recorded at amortized cost. The fair value of our long-term debt instruments was approximately $2.1 billion as of June 30, 2010. The carrying value of all other financial assets and liabilities approximates fair value. For both periods as of June 30, 2010 and December 31, 2009, NYSE Euronext had $8 million of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. As of June 30, 2010, the weighted average price of these auction rate securities was 93 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $0.4 million unrealized gain on these securities.
Note 9—Derivatives and Hedges
NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext adopted Subtopic 65 in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification on January 1, 2009.
NYSE Euronext records all derivative instruments at fair value on the condensed consolidated statements of financial condition. Certain derivative instruments are designated as hedging instruments under fair value hedging relationships, cash flow hedging relationships or net investment hedging relationships. Other derivative instruments remain undesignated. The details of each designated hedging relationship are formally documented at the inception of the relationship, including the risk management objective, hedging strategy, hedged item, specific risks being hedged, derivative instrument, how effectiveness is being assessed and how ineffectiveness, if any, will be measured. The hedging instrument must be highly effective in offsetting the changes in cash flows or fair value of the hedged item and the effectiveness is evaluated quarterly on a retrospective and prospective basis.

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statements of financial condition as of June 30, 2010 (in millions):

	Notional	Fair Value of Derivative Instruments
June 30, 2010	Amount	Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$484	$1	$2
Derivatives designated as hedging instruments
Foreign exchange contracts	180	—	2

Total derivatives	$664	$1	$4

(1)	included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	included in “Short term debt” in the condensed consolidated statements of financial condition.
Pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and six months ended June 30, 2010 were as follows (in millions):

Gain/ (loss) recognized in other
	comprehensive income (effective		Gain/ (loss) recognized in income
	portion)		(ineffective portion)
	Three months	Six months	Three months	Six months
	ended	ended	ended	ended
	June 30, 2010		June 30, 2010
Derivatives in net investment hedging relationship
Foreign exchange contracts	$(3)	$(3)	$0	$0
Pre-tax gains and losses on derivative instruments not designated in hedging relationship for the three and six months ended June 30, 2010 were as follows (in millions):

	Gain/ (loss) recognized in income
	Three months ended	Six months ended
Derivatives not designated as hedging instrument	June 30, 2010
Foreign exchange contracts	$0	$4
For the six months ended June 30, 2010, NYSE Euronext had euro/U.S. dollar, sterling/U.S. dollar and sterling/euro foreign exchange contracts in place with tenors less than 4 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of June 30, 2010, NYSE Euronext had £215 million ($324 million) sterling/U.S. dollar contracts outstanding with a negative fair value of $2 million, £120 million ($180 million) sterling/euro contracts outstanding with a negative fair value of $2 million and €130 million ($161 million) euro/U.S. dollar contracts outstanding with a positive fair value of $1 million. These instruments mature between July 2010 and September 2010. For the three and six months ended June 30, 2010, the cumulative net gain / (loss) recognized under foreign exchange contracts in “Other income” in the condensed consolidated statements of operations amounted to $0 million and $4 million, respectively, and the cumulative net loss recognized under foreign exchange contracts in “Other comprehensive income” in the equity amounted to $3 million loss for both periods.
For the six months ended June 30, 2010, NYSE Euronext had no derivative instruments in fair value hedging relationship and cash flow hedging relationship.
Note 10—Commitments and Contingencies
For the six months ended June 30, 2010, NYSE Euronext incorporates herein by reference the discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 7, 2010, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2009; no other matters were reportable during the period.
In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.
Note 11—Income taxes
For the three and six months ended June 30, 2010 and 2009, NYSE Euronext’s effective tax rate was lower than the U.S. statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the U.S. statutory, and the reorganization of certain of our European businesses. The applicable tax rate was 27.5% for both the three and six months ended June 30, 2010. The applicable tax rate was 29% and 35% for the three and six months ended June 30, 2009, respectively.
Note 12—Related Party Transactions
FINRA
As part of the July 30, 2007 asset purchase agreement with FINRA, FINRA and NYSE Group have entered into service agreements with FINRA and its affiliates. Based on these service agreements and pre-existing arrangements with NYSE Amex, FINRA provides certain regulatory services to NYSE Group and its affiliates. On June 14, 2010, NYSE Euronext completed its previously announced agreement under which FINRA assumed responsibility for performing the market surveillance and enforcement functions previously conducted by NYSE Regulation. As part of this arrangement, 165 NYSE Euronext employees were transferred to FINRA.
LCH.Clearnet Contract Termination/ NYSE Liffe Clearing
See Note 3 for a discussion of NYSE Liffe Clearing.
Qatar
See Note 2 for a discussion of the Shareholders’ Agreement.
The following represents income and (expenses) in respect to these related parties (in millions):

Income (expenses)	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
FINRA	$4	$4	$8	$9
LCH.Clearnet	(11)	1	(21)	1
Qatar	6	—	13	—
Note 13—Other Comprehensive Income
The following outlines the components of other comprehensive income (in millions):

Income/(expenses)	Three months ended June 30,
	2010			2009
	NYSE	Noncontrolling		NYSE	Noncontrolling
	Euronext	interest	Total	Euronext	interest	Total
Net income	$184	$(5)	$179	$(182)	$3	$(179)
Change in market value adjustments of available-for-sale securities	(4)	—	(4)	22	—	22
Employee benefit plan adjustments	—	—	—	—	—	—
Foreign currency translation adjustments	(348)	(2)	(350)	644	2	646

Total comprehensive (loss) income	$(168)	$(7)	$(175)	$484	$5	$489

Income/(expenses)	Six months ended June 30,
	2010			2009
	NYSE	Noncontrolling		NYSE	Noncontrolling
	Euronext	Interest	Total	Euronext	interest	Total
Net income	$314	$(10)	$304	$(78)	$5	$(73)
Change in market value adjustments of available-for-sale securities	(2)	—	(2)	30	—	30
Employee benefit plan adjustments	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	(763)	(4)	(767)	405	1	406

Total comprehensive (loss) income	$(451)	$(14)	$(465)	$344	$6	$350

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, “Risk Factors.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. These changes reflect our current operating focus. The accounting policies for our segments are the same as those described in “Note 2. Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including costs to operate as a public company, within the “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash equities and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States and Europe;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
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
While access to credit markets has improved in recent months, the upheaval in the credit markets that commenced in 2008 continued to impact the economy during 2009 and the first half of 2010. Equity market indices have experienced volatility and the market may remain volatile throughout 2010. Economic uncertainty in the European Union could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth.
As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the regulatory environment in which we operate. In particular, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although many of its provisions require the adoption of rules to implement, and it contains substantial ambiguities, many of which will not be resolved until regulations are adopted, such reforms could adversely affect our business or result in increased costs and the expenditure of significant resources. In addition, there are significant structural changes underway within the European regulatory framework. See “Risk Factors” — We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe.”
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
We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns, contagion concerns in relation to the sovereign debt issues faced by some members of the Eurozone, as well as the general state of the world economy. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as our company-wide expense reduction initiatives in order to mitigate these uncertainties.

Sources of Revenues
Transaction and Clearing Fees
Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing fees.
•	Cash trading. Revenues for cash trading consists of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our US cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our US cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

•	Derivatives trading and clearing. Revenue from derivatives trading and clearing consists of per-contract fees for executing trades of derivatives contracts and clearing charges on NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.
Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The principal types of derivative contracts traded and cleared are equity and index products and short-term interest rate products. Trading in equity products is primarily driven by price volatility in equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading and clearing activity for all products is also influenced by market conditions and other factors. See “— Factors Affecting Our Results.”
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
Technology Services
Revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees and strategic consulting services. Co-location revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software which allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the condensed consolidated statement of financial condition.
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
Three Months Ended June 30, 2010 Versus Three Months Ended June 30, 2009
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended June 30, 2010, as compared to such item for the three months ended June 30, 2009.

			Percent
	Three months ended		Increase
	June 30,		(Decrease)
(Dollars in Millions)	2010	2009
Revenues
Transaction and clearing fees	$927	$943	(2)%
Market data	93	101	(8)%
Listing	105	101	4%
Technology services	75	49	53%
Other revenues	47	58	(19)%

Total revenues	1,247	1,252	—%
Transaction-based expenses:
Section 31 fees	99	126	(21)%
Liquidity payments, routing and clearing	494	514	(4)%

Total revenues, less transaction-based expenses	654	612	7%

Other operating expenses:
Compensation	160	158	1%
Depreciation and amortization	66	66	—%
Systems and communications	47	56	(16)%
Professional services	66	43	53%
Selling, general and administrative	68	74	(8)%
Merger expenses and exit costs	32	442	(93)%

Total other operating expenses	439	839	(48)%

Operating income (loss)	215	(227)	195%
Interest expense	(26)	(31)	(16)%
Investment income	1	3	(67)%
Other income	55	4	NM

Income (loss) before income taxes	245	(251)	198%
Income tax (provision) benefit	(66)	72	192%

Net income (loss)	179	(179)	200%
Net loss (income) attributable to noncontrolling interest	5	(3)	(267)%

Net income (loss) attributable to NYSE Euronext	$184	$(182)	201%

NM	=	not meaningful

Highlights
For the three months ended June 30, 2010, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $654 million, $215 million and $184 million, respectively. This compares to total revenues, less transaction-based expenses, operating loss and net loss attributable to NYSE Euronext of $612 million, $(227) million and $(182) million, respectively, for the three months ended June 30, 2009.
The $42 million increase in total revenues, less transaction-based expenses, $442 million increase in operating income and $366 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses increased primarily due to increased volumes in our derivatives business and growth in information services and technology solutions offset by decreased volumes in certain U.S. cash trading venues and price change in our Europe cash trading venues.
Increased operating income (loss) — The period-over-period increase in operating income of $442 million was primarily due to reduced other operating expenses of $400 million mainly associated with a one time NYSE Liffe Clearing payment of $355 million in the second quarter of 2009 and increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency ($9 million), net impact of merger and acquisition activity ($420 million), new business initiatives ($13 million), data center integration costs ($15 million) and benefit curtailment ($10 million) reflected in 2009, our other operating expenses decreased $29 million or 7% as compared to the three months ended June 30, 2009.
Increased net income (loss) attributable to NYSE Euronext — As compared to the three months ended June 30, 2009, the period-over-period increase in net income attributable to NYSE Euronext of $366 million was mainly due to increased operating income and a $56 million one time gain on the sale of our 5% equity interest in the National Stock Exchange of India.
Segment Results
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.
Derivatives

	Three months ended June 30,
			Increase	% of Revenues
Derivatives	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$282	$202	40%	92%	92%
Market data	12	10	20%	4%	5%
Other revenues	11	7	57%	4%	3%

Total revenues	305	219	39%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	79	50	58%	26%	23%

Total revenues, less transaction-based expenses	226	169	34%	74%	77%
Merger expenses and exit costs	5	371	(99)%	2%	169%
Other operating expenses	86	96	(10)%	28%	44%

Operating income (loss)	$135	$(298)	145%	44%	(136)%

For the three months ended June 30, 2010, Derivatives operating income increased $433 million to $135 million. The increase was primarily due to reduced operating expenses of $376 million reflecting (i) a one time NYSE Liffe Clearing payment of $355 million in 2009, (ii) an increase in total revenues, less transaction-based expenses of $57 million associated with an increase in our European derivatives average daily volume as compared to the same period a year ago, and (iii) the inclusion of results of the NYSE Liffe Clearing business, for which there was no comparable activity during the three months ended June 30, 2009. Other operating expenses decreased by $10 million reflecting the results of operating efficiencies.

Cash Trading and Listings

	Three months ended June 30,
			Increase	% of Revenues
Cash Trading and Listings	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$645	$741	(13)%	77%	78%
Market data	49	57	(14)%	6%	6%
Listing	105	101	4%	13%	11%
Other revenues	36	50	(28)%	4%	5%

Total revenues	835	949	(12)%	100%	100%
Transaction-based expenses:
Section 31 fees	99	126	(21)%	12%	13%
Liquidity payments, routing and clearing	415	464	(11)%	50%	49%

Total revenues, less transaction-based expenses	321	359	(11)%	38%	38%
Merger expenses and exit costs	19	62	(69)%	2%	6%
Other operating expenses	195	215	(9)%	23%	23%

Operating income	$107	$82	30%	13%	9%

For the three months ended June 30, 2010, Cash Trading and Listings operating income increased $25 million to $107 million. The increase was primarily due to a decrease in other operating expenses reflecting the results of operating efficiencies and reduced levels of merger expenses and exit costs, partially offset by a $38 million decrease in total revenues, less transaction-based expenses mainly as a result of reduced trading volumes at our NYSE Arca venue and price changes in our Euronext venues. Our revenue capture at New York Stock Exchange improved during the period.
Information Services and Technology Solutions

	Three months ended June 30,
			Increase	% of Revenues
Information Services and Technology Solutions	2010	2009	(decrease)	2010	2009
Market data	$32	$34	(6)%	30%	41%
Technology services	75	49	53%	70%	59%

Total revenues	107	83	29%	100%	100%
Merger expenses and exit costs	8	7	14%	8%	8%
Other operating expenses	87	71	23%	81%	86%

Operating income	$12	$5	140%	11%	6%

For the three months ended June 30, 2010, Information Services and Technology Solutions operating income increased $7 million to $12 million. The increase was primarily due to the inclusion of the results of NYFIX following the November 30, 2009 acquisition of that business and improved results of our connectivity and software businesses.
Corporate / Eliminations

	Three months ended June 30,
			Increase
Corporate / Eliminations	2010	2009	(decrease)
Other revenues	$—	$1	(100)%

Total revenues	—	1	(100)%
Merger expenses and exit costs	—	2	(100)%
Other operating expenses	39	15	160%

Operating (loss) income	$(39)	$(16)	(144)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The increase in other operating expenses of $24 million is due to increased data center migration costs and a $10 million benefit curtailment gain reflected in the three months ended June 30, 2009.

Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”). The reduction in interest expense is primarily driven by lower outstanding debt balances.
Investment Income
The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $2 million decrease in investment income.
Other Income
For the three months ended June 30, 2010, other income increased $51 million to $55 million as compared to the same period a year ago. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period, as well as income from equity method investments. For the three months ended June 30, 2010, the increase in other income is primarily due to a $56 million gain on sale of our equity interest in the National Stock Exchange of India.
Noncontrolling Interest
For the three months ended June 30, 2010 and 2009, NYSE Euronext recorded noncontrolling interest of $5 million loss and $(3) million income, respectively. The $8 million decrease in noncontrolling interest year over year primarily reflects the reduced profitability of BlueNext and the operating losses of NYSE Liffe U.S., which is in development stage.
Income Taxes
For the three months ended June 30, 2010 and 2009, NYSE Euronext provided for income taxes at an estimated tax rate of 27.5% and 29%, respectively. For the three months ended June 30, 2010, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of its European businesses.

Six Months Ended June 30, 2010 Versus Six Months Ended June 30, 2009
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the six months ended June 30, 2010, as compared to such item for the six months ended June 30, 2009.

			Percent
	Six months ended		Increase
	June 30,		(Decrease)
(Dollars in Millions)	2010	2009
Revenues
Transaction and clearing fees	$1,689	$1,773	(5)%
Market data	184	204	(10)%
Listing	210	201	4%
Technology services	154	99	56%
Other revenues	93	117	(21)%

Total revenues	2,330	2,394	(3)%
Transaction-based expenses:
Section 31 fees	162	156	4%
Liquidity payments, routing and clearing	869	1,021	(15)%

Total revenues, less transaction-based expenses	1,299	1,217	7%
Other operating expenses:
Compensation	332	326	2%
Depreciation and amortization	132	134	(1)%
Systems and communications	99	113	(12)%
Professional services	124	98	27%
Selling, general and administrative	147	148	(1)%
Merger expenses and exit costs	45	465	(90)%

Total other operating expenses	879	1,284	(32)%

Operating income (loss)	420	(67)	727%
Interest expense	(53)	(62)	(15)%
Investment income	1	8	(88)%
Other income	50	8	525%

Income (loss) before income taxes	418	(113)	470%
Income tax (provision) benefit	(114)	40	385%

Net income (loss)	304	(73)	516%
Net loss (income) attributable to noncontrolling interest	10	(5)	(300)%

Net income (loss) attributable to NYSE Euronext	$314	$(78)	503%

Highlights
For the six months ended June 30, 2010, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,299 million, $420 million and $314 million, respectively. This compares to total revenues, less transaction-based expenses, operating loss and net loss attributable to NYSE Euronext of $1,217 million, $(67) million and $(78) million, respectively, for the six months ended June 30, 2009.
The $82 million increase in total revenues, less transaction-based expenses, $487 million increase in operating income and $392 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses increased primarily due to increased volumes in our derivatives business and growth in information services and technology solutions offset by decreased volumes in certain U.S. cash trading venues and price change in our Europe cash trading venues.
Increased operating income (loss) — The period-over-period increase in operating income of $487 million was primarily due to reduced other operating expenses of $405 million mainly associated with a one time NYSE Liffe Clearing payment of $355 millon in the six months ended June 30, 2009 and increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency ($2 million), net impact of merger and acquisition activity ($442 million), new business initiatives ($28 million), data center integration costs ($24 million) and benefit curtailment ($10 million) reflected in 2009, our other operating expenses decreased $71 million or 9% as compared to the six months ended June 30, 2009.
Increased net income (loss) attributable to NYSE Euronext — As compared to the six months ended June 30, 2009, the period-over-period increase in net income attributable to NYSE Euronext of $392 million was mainly due to increased operating income and a $56 million one time gain on the sale of our 5% equity interest in the National Stock Exchange of India.
Segment Results
We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.
Derivatives

	Six months ended June 30,
			Increase	% of Revenues
Derivatives	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$560	$384	46%	93%	92%
Market data	24	21	14%	4%	5%
Other revenues	19	12	58%	3%	3%

Total revenues	603	417	45%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	153	92	66%	25%	22%

Total revenues, less transaction-based expenses	450	325	38%	75%	78%
Merger expenses and exit costs	8	377	(98)%	1%	91%
Other operating expenses	180	188	(4)%	30%	45%

Operating income (loss)	$262	$(240)	209%	44%	(58)%

For the six months ended June 30, 2010, Derivatives operating income increased $502 million to $262 million. The increase was primarily due to reduced other operating expenses of $377 million reflecting (i) a one time NYSE Liffe Clearing payment of $355 million in 2009, (ii) an increase in total revenues, less transaction-based expenses reflecting an increase in our European derivatives average daily volume as compared to the same period a year ago, and (iii) the inclusion of results of the NYSE Liffe Clearing business, for which there was no comparable activity during the six months ended June 30, 2009. Other operating expenses decreased by $8 million reflecting the results of operating efficiencies.

Cash Trading and Listings

	Six months ended June 30,
			Increase	% of Revenues
Cash Trading and Listings	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$1,129	$1,389	(19)%	75%	77%
Market data	97	116	(16)%	6%	6%
Listing	210	201	4%	14%	11%
Other revenues	75	105	(29)%	5%	6%

Total revenues	1,511	1,811	(17)%	100%	100%
Transaction-based expenses:
Section 31 fees	162	156	4%	11%	9%
Liquidity payments, routing and clearing	716	929	(23)%	47%	51%

Total revenues, less transaction-based expenses	633	726	(13)%	42%	40%
Merger expenses and exit costs	26	74	(65)%	2%	4%
Other operating expenses	401	436	(8)%	26%	24%

Operating income	$206	$216	(5)%	14%	12%

For the six months ended June 30, 2010, Cash Trading and Listings operating income decreased $10 million to $206 million. This was primarily due to a $93 million decrease in total revenues, less transaction-based expenses as a result of reduced trading volumes at our NYSE Arca venue and price changes in our Euronext venues offset by reduced levels of merger expenses and exit costs and improved revenue capture at New York Stock Exchange. Other operating expenses as a percentage of revenues remained relatively flat year over year.
Information Services and Technology Solutions

	Six months ended June 30,
			Increase	% of Revenues
Information Services and Technology Solutions	2010	2009	(decrease)	2010	2009
Market data	$63	$67	(6)%	29%	40%
Technology services	154	99	56%	71%	60%

Total revenues	217	166	31%	100%	100%
Merger expenses and exit costs	10	12	(17)%	5%	7%
Other operating expenses	180	143	26%	83%	86%

Operating income	$27	$11	145%	12%	7%

For the six months ended June 30, 2010, Information Services and Technology Solutions operating income increased $16 million to $27 million. The increase was primarily due to the inclusion of the results of NYFIX following the November 30, 2009 acquisition of that business and improved results of our connectivity and software businesses.
Corporate / Eliminations

	Six months ended June 30,
			Increase
Corporate / Eliminations	2010	2009	(decrease)
Other revenues	$(1)	$—	(100)%

Total revenues	(1)	—	(100)%
Merger expenses and exit costs	1	2	(50)%
Other operating expenses	73	52	40%

Operating (loss) income	$(75)	$(54)	39%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The increase in other operating expenses of $21 million is due to increased data center migration costs and a $10 million benefit curtailment gain reflected in the six months ended June 30, 2009.

Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”). The reduction in interest expense is primarily driven by lower outstanding debt balances.
Investment Income
The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $7 million decrease in investment income.
Other Income
For the six months ended June 30, 2010, other income increased $42 million to $50 million as compared to the same period a year ago. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period, as well as income from equity method investments. For the six months ended June 30, 2010, the increase in other income is primarily due to a $56 million gain on sale of our equity investment in the National Stock Exchange of India.
Noncontrolling Interest
For the six months ended June 30, 2010 and 2009, NYSE Euronext recorded noncontrolling interest of $10 million loss and $(5) million income, respectively. The decrease of $15 million in noncontrolling interest year over year primarily reflects the reduced profitability of BlueNext and the operating losses of NYSE Liffe U.S., which is in development stage.
Income Taxes
For the six months ended June 30, 2010 and 2009, NYSE Euronext provided for income taxes at an estimated tax rate of 27.5% and 35%, respectively. For the six months ended June 30, 2010, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to foreign operations and the reorganization of certain of its European businesses.

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
Cash flows from operating activities
For the six months ended June 30, 2010, net cash provided by operating activities was $393 million, representing net income of $304 million, depreciation and amortization of $143 million and an increase in working capital of $7 million. Capital expenditures for the six months ended June 30, 2010 were $162 million.
Net financial indebtedness
As of June 30, 2010, NYSE Euronext had approximately $2.2 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $1.8 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	June 30,	December 31,
	2010	2009
Cash and cash equivalents	$369	$423
Financial investments	50	67

Cash, cash equivalents and financial investments	419	490

Short term debt	282	616
Long term debt	1,962	2,166

Total debt	2,244	2,782

Net indebtedness	$1,825	$2,292

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
As of June 30, 2010, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of
	June 30, 2010	Maturity
Commercial paper issued under the global commercial paper program	$278	From July 1 2010 to July 29, 2010
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,226)	June 30, 2015
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of June 30, 2010, NYSE Euronext had $0.3 billion of debt outstanding at an average interest rate of 0.5% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of June 30, 2010. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under this facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.
In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($368 million at June 30, 2010)

revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of June 30, 2010, NYSE Euronext had two committed bank credit facilities totaling $2.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.
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
Recently Issued Accounting Guidance
The FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which supersedes certain provisions in Subtopic 25 in the Revenue Recognition Topic of the Codification. ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It also eliminates the use of the residual method of allocation which was allowed under previous guidance and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to the Subtopic 25 in the Revenue Recognition Topic. ASU 2009-13 also requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This new guidance is effective for fiscal years beginning on or after June 15, 2010.
The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions which contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance is effective for fiscal years beginning on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. We do not believe that this will have a significant impact on our financial statements.

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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of June 30, 2010 (in millions of U.S. dollars):

				Impact(2) of a
	Financial	Financial		100 bp adverse shift
Dollars (in Millions)	assets	liabilities	Net Exposure	in interest rates(3)
Floating rate(1) positions in
Dollar	$97	$3	$94	$(0.9)
Euro	89	280	(191)	(1.9)
Sterling	189	—	189	(1.9)
Fixed rate positions in
Dollar	—	749	(749)	(22.4)
Euro	—	1,213	(1,213)	(56.7)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of June 30, 2010, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,213 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would, in aggregate, impact the fair value of these positions by $22.4 million and $56.7 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on June 30, 2010 positions, a hypothetical 1% decrease in U.S. dollar or sterling rates would negatively impact annual income by $0.9 million and $1.9 million respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decreases. Based on June 30, 2010 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by $1.9 million.
Currency risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the six months ended June 30, 2010 is presented by primary foreign currency in the following table (in millions):

	Six months ended June 30, 2010
	Euro	Sterling
Average rate in the period	$1.3287	$1.5255
Average rate in the same period one year before	$1.3349	$1.4942
Foreign denominated percentage of
Revenues	16%	16%
Operating expenses	11%	13%
Operating income	39%	28%
Impact of the currency fluctuations (1) on
Revenues	$(2.4)	$7.2
Operating expenses	(1.0)	5.5
Operating income	(1.4)	1.7

(1)	Represents the impact of currency fluctuation for the six months ended June 30, 2010 compared to the same period in the prior year.
NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	June 30, 2010
	Position in euros	Position in sterling
Assets	€4,035	£2,837
of which goodwill	1,043	1,075
Liabilities	2,335	467
of which borrowings	1,215	—

Net currency position before hedging activities	€1,700	£2,370
Impact of hedging activities	16	95

Net currency position	€1,716	£2,465

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$ (210)	$ (370)

At June 30, 2010, NYSE Euronext was exposed to net exposures in euro and sterling of €1.7 billion ($2.1 billion) and £2.5 billion ($3.7 billion), respectively. NYSE Euronext’s borrowings in euro of €1.2 billion ($1.5 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of June 30, 2010, NYSE Euronext also had in aggregate $664 million of foreign exchange contracts outstanding, that mature between July 2010 and September 2010. As of June 30, 2010, the net fair value of these contracts was a $3 million net liability.
Based on June 30, 2010 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $210 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $370 million. For the six months ended June 30, 2010, currency exchange rate differences had a negative impact of $767 million on NYSE Euronext’s consolidated equity.
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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made during the quarterly period ended June 30, 2010 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For the six months ended June 30, 2010, NYSE Euronext incorporates herein by reference the discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext on May 7, 2010, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2009; no other matters were reportable during the period.
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
Other then the matters discussed below, for the three months ended June 30, 2010, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part Part, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which disclosures are incorporated herein by reference.
We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe.
On June 30, 2010, the House passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Senate passed the Act on July 15, 2010 and the President signed it into law on July 21, 2010. Few provisions of the Act will become effective immediately upon signing and many of its provisions require the adoption of regulations by various federal agencies and departments. Furthermore, the legislation contains substantial ambiguities, many of which will not be resolved until regulations are adopted. As a result, it is difficult to predict all of the effects that the legislation will have on us, although we do expect it to impact our business in various and significant ways. For instance, New York Portfolio Clearing, our joint venture futures clearing organization that we expect to become operational at the conclusion of the regulatory review, could become subject to heightened prudential standards to be adopted by the SEC as well as to the Federal Reserve’s back-up authority to regulate financial market utilities that are primarily regulated by the SEC, if New York Portfolio Clearing is designated as systemically important. In order to clear interest rate swaps, NYPC may be required to register with the CFTC as a derivatives clearing organization and become subject to extensive regulation. In addition, other of our subsidiaries that are not regulated in the U.S. today could be required to register with regulatory authorities and be subject to extensive regulation. The Act authorizes the SEC and CFTC to adopt position limits on the trading of swap and security-based swap products that may trade today or in the future on the facilities of certain of our subsidiaries. Such position limits could cause market participants to change their trading behavior and could result in our experiencing a loss of transaction-based revenue and limit opportunities for future growth. The Act also provides regulators, such as the SEC, with enhanced examination and enforcement authorities, which could result in our regulated subsidiaries incurring increased costs to respond to examinations or other regulatory inquiries.
Similar uncertainties arise in the context of financial reform and our European cash and derivatives businesses, where the European Commission’s public consultation on the European Market Infrastructure Regulation (“EMIR”) concluded on July 9th. NYSE Euronext and over two hundred other parties responded with detailed written submissions. The European Commission’s aim is to adopt EMIR officially in September 2010 and to achieve political agreement (by the Member States and the European Parliament) by the end of 2011. This would enable EMIR to be implemented in 2012, in line with the G20 timetable. The current emphasis in EMIR is on mandating Central Counterparty (CCP) clearing for “eligible” OTC Contracts. However, detailed discussion continues about regulatory standards for CCPs in general and there are risks of potentially burdensome and costly operational requirements being imposed on CCPs. In addition threats exist to the current zero risk weighting of collateral lodged with CCPs. There is a scheduled MIFID review in the first quarter of 2011 which may impact our European businesses. There are also changes planned for the domestic regimes in Europe. On July 26, 2010, the UK Government announced its plans for reforming the UK regulatory regime, to involve the abolition of the FSA and its replacement with two separate regulators, one covering prudential risks and the other conduct of business matters. This would mean that, from 2013, our London trading market of NYSE Liffe would be overseen by a new regulator, the Consumer Protection and Markets Authority, whereas our London-based clearing activities would be regulated by the Prudential Regulation Authority, a new subsidiary of the Bank of England. All of these changes could affect our business in the future.
It is expected that market participants will change their behavior in response to these new regulations. We are highly dependent upon the levels and nature of activity on our exchanges, in particular the volume of financial instruments traded, the number of traders in the market, the relative attractiveness of the financial instruments traded on our exchanges and similar factors. To the extent that the above regulatory changes cause market participants to reduce the levels or restrict the nature of activity on our exchanges, our business, financial condition and operating results may be adversely affected. Furthermore, our U.S. and international exchanges compete for listings companies in other jurisdictions. If the Act or any of the pending European legislation described above adversely affects market perceptions of the legal and regulatory environment surrounding the markets we operate, it may make it difficult for our exchanges to compete with competitor exchanges in different jurisdictions. For instance, the Act imposes new corporate governance requirements on U.S. listed companies, which may diminish the relative attractiveness of a listing on a U.S. exchange and adversely affect the ability of our U.S. exchanges to attract and retain listings.
Our reliance on FINRA to perform regulatory functions has increased, and our business could be adversely affected if they cease to perform these functions.
On June 14, 2010, we and the Financial Industry Regulatory Authority (FINRA) announced the completion of the previously announced agreement under which FINRA will assume responsibility for performing the market surveillance and enforcement functions previously conducted by NYSE Regulation. As of that date, FINRA assumed these regulatory functions for our U.S. equities and options markets, NYSE, NYSE Arca and NYSE Amex, and a substantial majority of the NYSE Regulation staff was transferred to FINRA. Although NYSE Regulation remains ultimately responsible for overseeing FINRA’s performance of regulatory services for our markets, and NYSE Regulation has retained staff associated with such responsibility as well as for rule development and interpretations, oversight of listed issuers’ compliance with financial and corporate governance standards and real-time stockwatch reviews, following the completion of this agreement we are substantially more reliant on FINRA to perform these regulatory functions. To the extent that FINRA experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.
We are required to allocate significant resources to FINRA to perform these regulatory functions. The obligation to fund these regulatory functions could limit our ability to reduce our expense structure, and could limit our ability to invest in or pursue other opportunities that may be beneficial to our stockholders.

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

NYSE Euronext
Date: August 6, 2010	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext