Form 10-Q
period 2010-09-30
NYSE Euronext
filed 2010-11-05
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2010, the registrant had approximately 261 million shares of common stock, $0.01 par value per share, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our ” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.
“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE® ,” “NYSE BlueTM,” “NYSE Liffe®,” “Pacific Exchange® ,” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
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
NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$324	$423
Financial investments	51	67
Accounts receivable, net	654	660
Deferred income taxes	84	100
Other current assets	179	270

Total current assets	1,292	1,520
Property and equipment, net	1,035	986
Goodwill	4,090	4,210
Other intangible assets, net	5,927	6,184
Deferred income taxes	612	680
Other assets	672	802

Total assets	$13,628	$14,382

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$870	$1,162
Related party payable	40	40
Section 31 fees payable	29	150
Deferred revenue	259	163
Short term debt	447	616
Deferred income taxes	18	18

Total current liabilities	1,663	2,149
Long term debt	2,098	2,166
Deferred income taxes	2,004	2,090
Accrued employee benefits	483	504
Deferred revenue	365	362
Related party payable	74	110
Other liabilities	61	66

Total liabilities	6,748	7,447

Commitments and contingencies
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 276 and 275 shares issued; 261 and 260 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,172	8,209
Retained earnings (accumulated deficit)	156	(112)
Accumulated other comprehensive loss	(1,087)	(813)

Total NYSE Euronext stockholders’ equity	6,828	6,871
Noncontrolling interest	52	64

Total equity	6,880	6,935

Total liabilities and equity	$13,628	$14,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Transaction and clearing fees	$726	$849	$2,415	$2,622
Market data	94	101	278	305
Listing	105	100	315	301
Technology services	82	59	236	158
Other	43	51	136	168

Total revenues	1,050	1,160	3,380	3,554
Transaction-based expenses:
Section 31 fees	77	115	239	271
Liquidity payments, routing and clearing	374	424	1,243	1,445

Total revenues, less transaction-based expenses	599	621	1,898	1,838

Other operating expenses:
Compensation	147	166	479	492
Depreciation and amortization	69	66	201	200
Systems and communications	52	54	151	167
Professional services	76	65	200	163
Selling, general and administrative	75	75	222	223
Merger expenses and exit costs	25	8	70	473

Total other operating expenses	444	434	1,323	1,718

Operating income	155	187	575	120
Interest expense	(27)	(29)	(80)	(91)
Investment income	1	1	2	9
Other (expense) income	(1)	12	49	20

Income before income taxes	128	171	546	58
Income tax provision	(5)	(47)	(119)	(7)

Net income	123	124	427	51
Net loss (income) attributable to noncontrolling interest	5	1	15	(4)

Net income attributable to NYSE Euronext	$128	$125	$442	$47

Basic earnings per share attributable to NYSE Euronext	$0.49	$0.48	$1.69	$0.18

Diluted earnings per share attributable to NYSE Euronext	$0.49	$0.48	$1.69	$0.18
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$427	$51

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219	227
Deferred income taxes	(5)	(26)
Deferred revenue amortization	(66)	(61)
Stock based compensation	29	33
Gain on sale of equity investment and businesses	(56)	(31)
Other non-cash items	—	13
Change in operating assets and liabilities:
Accounts receivable, net	(19)	178
Other assets	(62)	(53)
Accounts payable, accrued expenses, and Section 31 fees payable	(154)	(143)
Related party payable	(43)	(228)
Deferred revenue	98	166
Accrued employee benefits	(12)	(16)

Net cash provided by operating activities	356	110
Cash flows from investing activities:
Sales of investments	316	824
Purchases of investments	(299)	(660)
Purchases of equity investments and businesses	(8)	(41)
Sale of equity investments and businesses	175	57
Purchases of property and equipment	(244)	(318)
Other investing activities	(4)	—

Net cash used in investing activities	(64)	(138)
Cash flows from financing activities:
Proceeds from issuance of debt	—	312
Commercial paper (repayments) borrowings, net	(140)	(15)
Repayment of other debt	—	(412)
Dividends to shareholders	(235)	(234)
Employee stock transactions	—	1
Other	—	4

Net cash used in financing activities	(375)	(344)
Effects of exchange rate changes on cash and cash equivalents	(16)	23

Net decrease in cash and cash equivalents for the period	(99)	(349)
Cash and cash equivalents at beginning of period	423	777

Cash and cash equivalents at end of period	$324	$428

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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
NYSE Liffe US
On October 30, 2009, NYSE Euronext entered into a definitive agreement with Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS to sell a significant equity interest in NYSE Liffe US. The transaction closed in the fourth quarter of 2009. NYSE Euronext continues to manage the day-to-day operations of NYSE Liffe US, which operate under the supervision of a separate board of directors. On March 9, 2010, NYSE Euronext sold an additional 6% equity interest in NYSE Liffe US to DRW Ventures LLC. NYSE Euronext consolidates the results of NYSE Liffe US.
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
NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid annually in four equal installments. The $114 million present value of the remaining three payments is included in “Related party payable” in the condensed consolidated statements of financial condition as of September 30, 2010.
New York Portfolio Clearing (“NYPC”)
On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an arrangement to pursue a joint venture that is expected to be operational at the conclusion of the regulatory review. NYSE Euronext plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. CFTC staff has accepted NYPC’s application for registration as a Derivatives Clearing Organization on an expedited, 90-day review basis pursuant to CFTC Regulation Section 39.3(a)(3)(17CFR Section 39.3(a)(3)) as of November 1, 2010. When the registration is approved, NYPC initially will clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges in the future. NYPC will use NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation will provide capabilities in risk management, settlement, banking and reference data systems. NYSE Euronext expects to launch NYPC in the first Quarter of 2011.
National Stock Exchange of India
On May 3, 2010, NYSE Euronext completed the sale of its 5% equity interest in the National Stock Exchange of India for gross proceeds of $175 million. A $56 million gain was included in “Other income” in our condensed consolidated statements of operations for the nine months ended September 30, 2010 as a result of this transaction.
NYSE BlueTM
On September 7, 2010, NYSE Euronext announced plans to create NYSE BlueTM(“NYSE Blue”), a joint venture that will focus exclusively on environmental and sustainable energy markets. NYSE Blue will include NYSE Euronext’s existing investment in BlueNext, the spot market in carbon credits, and APX, Inc. (“APX”), a provider of regulatory infrastructure and services for the environmental and sustainable energy markets. NYSE Euronext will be a majority owner of NYSE Blue and will consolidate its results. Shareholders of APX, which include Goldman Sachs, MissionPoint Capital Partners, and ONSET Ventures, will take a minority equity interest in NYSE Blue in return for their shares in APX. Subject to customary closing conditions, including APX shareholder approval and regulatory approvals, the NYSE Blue joint venture formation is expected to close by the end of 2010.
Note 3—Restructuring
Severance Costs
As a result of streamlining certain business processes, NYSE Euronext has launched various voluntary and involuntary severance plans in the U.S. and Europe.
The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through September 30, 2010 and the remaining accrual as of September 30, 2010 (in millions):

			Information Services
		Cash Trading	and Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total
Balance as of December 31, 2009	$7	$122	$13	$4	$146
Employee severance charges and related benefits	3	17	3	1	24
Severance and benefit payments	(7)	(96)	(11)	(3)	(117)
Currency translation and other	—	(5)	—	—	(5)

Balance as of September 30, 2010	$3	$38	$5	$2	$48

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at September 30, 2010, NYSE Euronext expects to pay these amounts throughout the remainder of 2010 and fiscal 2011.
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
On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. On July 30, 2009, NYSE Liffe Clearing launched operations. NYSE Euronext made the $355 million payment to LCH.Clearnet and the expense was recorded in merger expenses and exit costs in our condensed consolidated statement of operations for the nine months ended September 30, 2009.
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
As of September 30, 2010, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
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
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data for our reportable segments is as follows (in millions):

		Cash Trading	Information Services and	Corporate/
Three months ended September 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2010
Revenues	$243	$694	$113	$—	$1,050
Operating income (loss)	88	86	19	(38)	155
2009
Revenues	$241	$822	$94	$3	$1,160
Operating income (loss)	109	105	6	(33)	187

			Cash Trading	Information Services and	Corporate/
Nine months ended September 30,	Derivatives		and Listings	Technology Solutions	Eliminations	Total
2010
Revenues	$846		$2,205	$330	$(1)	$3,380
Operating income (loss)	350		292	46	(113)	575
2009
Revenues	$658		$2,633	$260	$3	$3,554
Operating income (loss)	(131	)*	321	17	(87)	120

*	Includes the $355 million charge recorded in connection with the LCH.Clearnet contract termination payment (See Note 3).
Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income	$123	$124	$427	$51
Net loss (income) attributable to noncontrolling interest	5	1	15	(4)

Net income attributable to NYSE Euronext	$128	$125	$442	$47

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	261	260	261	260
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	—

Weighted average shares used in diluted computation	262	261	262	260

Basic earnings per share attributable to NYSE Euronext	$0.49	$0.48	$1.69	$0.18

Diluted earnings per share attributable to NYSE Euronext	$0.49	$0.48	$1.69	$0.18

Dividends per common share	$0.30	$0.30	$0.90	$0.90
As of September 30, 2010 and 2009, 4.7 million and 4.1 million restricted stock units, respectively, and options to purchase 0.5 million and 0.6 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2010, 1.4 million and 0.8 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, 2.6 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Three months ended September 30,	2010	2009	2010	2009	2010	2009
Service cost	$1	$1	$—	$—	$—	$1
Interest cost	12	13	2	2	3	3
Expected return on assets	(14)	(15)	—	—	—	—
Actuarial loss	2	—	—	—	—	—
Curtailment loss (gain)	—	(1)	—	—	—	—

Net periodic cost (benefit)	$1	$(2)	$2	$2	$3	$4

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Nine months ended September 30,	2010	2009	2010	2009	2010	2009
Service cost	$3	$3	$—	$—	$—	$3
Interest cost	36	37	4	4	9	9
Expected return on assets	(42)	(45)	—	—	—	—
Actuarial loss	6	—	—	—	—	—
Curtailment loss (gain)	—	(1)	—	—	2	(9)

Net periodic cost (benefit)	$3	$(6)	$4	$4	$11	$3

During the three and nine months ended September 30, 2010, NYSE Euronext contributed approximately $3 million to its European pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $1 million to its European pension plans and zero for its U.S. pension plans for the remainder of fiscal 2010.
Curtailment to the Plans
For the nine months ended September 30, 2009, NYSE Euronext recorded a $10 million curtailment gain associated with changes to its U.S. retiree medical plan, $1 million curtailment loss associated with the launch of a voluntary resignation incentive plan in the U.S. during 2009, and $1 million curtailment gain in Europe.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

		Cash Trading	Information Services and
	Derivatives	and Listings	Technology Solutions	Total
Balance as of January 1, 2010	$2,332	$1,470	$408	$4,210
Purchase accounting adjustments	—	—	(5)	(5)
Currency translation and other	(70)	(35)	(10)	(115)

Balance as of September 30, 2010	$2,262	$1,435	$393	$4,090

The following table presents the details of the intangible assets as of September 30, 2010 and December 31, 2009 (in millions):

	Carrying	Accumulated	Useful Life (in
Balance as of September 30, 2010	value	amortization	years)
National securities exchange registrations	$5,067	$—	Indefinite
Customer relationships	862	155	7 to 20
Trade names and other	190	37	2 to 20

Other intangible assets	$6,119	$192

	Carrying	Accumulated	Useful Life (in
Balance as of December 31, 2009	value	amortization	years)
National securities exchange registrations	$5,255	$—	Indefinite
Customer relationships	886	122	7 to 20
Trade names and other	195	30	2 to 20

Other intangible assets	$6,336	$152

For the three and nine months ended September 30, 2010, amortization expense for intangible assets was approximately $14 million and $43 million, respectively. For the three and nine months ended September 30, 2009, amortization expense for intangible assets was approximately $15 million and $43 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of September 30, 2010 was as follows (in millions):

Year ending December 31,
Remainder of 2010 (from October 1st through December 31st)	$15
2011	58
2012	58
2013	58
2014	58
Thereafter	613

Total	$860

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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis (in millions):

	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$38	$—	$—	$38
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	3	—	—	3
Foreign exchange derivative contracts	—	1	—	1

Total Financial investments	$41	$2	$8	$51

Liabilities
Foreign exchange derivative contracts	$—	$0	$—	$0

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$49	$—	$—	$49
Corporate Bonds	—	1	—	1
Government Bonds	—	2	—	2
Asset Backed Securities	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	3	—	—	3
Foreign exchange derivative contracts	—	3	—	3

Total Financial investments	$52	$7	$8	$67

Liabilities
Foreign exchange derivative contracts	$—	$1	$—	$1

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).
The difference between the total financial assets and liabilities as of September 30, 2010 and December 31, 2009 presented in the tables above and the related amounts in the condensed consolidated statements of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and debt instruments recorded at amortized cost. The fair value of our long-term debt instruments was approximately $2.2 billion as of September 30, 2010. The carrying value of all other financial assets and liabilities approximates fair value. For both periods as of September 30, 2010 and December 31, 2009, NYSE Euronext had $8 million of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. As of September 30, 2010, the weighted average price of these auction rate securities was 93 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $0.4 million unrealized gain on these securities.
Note 9—Derivatives and Hedges
NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext adopted the Derivatives and Hedging Topic of the FASB Accounting Standards Codification on January 1, 2009.
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

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statements of financial condition as of September 30, 2010 (in millions):

		Fair Value of Derivative
	Notional	Instruments
September 30, 2010	Amount	Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$310	$1	$—
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$310	$1	$—

(1)	included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	included in “Short term debt” in the condensed consolidated statements of financial condition.
Pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and nine months ended September 30, 2010 were as follows (in millions):

Gain/ (loss) recognized in other
	comprehensive income (effective		Gain/ (loss) recognized in income
	portion)		(ineffective portion)
	Three months	Nine months	Three months	Nine months
	ended	ended	ended	ended
Derivatives in net investment hedging relationship	September 30, 2010		September 30, 2010
Foreign exchange contracts	$(8)	$(11)	$—	$—
Pre-tax gains and losses on derivative instruments not designated in hedging relationship for the three and nine months ended September 30, 2010 were as follows (in millions):

	Gain/ (loss) recognized in income
		Nine months
	Three months ended	ended
Derivatives not designated as hedging instrument	September 30, 2010
Foreign exchange contracts	$2	$5
For the nine months ended September 30, 2010, NYSE Euronext had euro/U.S. dollar, sterling/U.S. dollar and sterling/euro foreign exchange contracts in place with tenors less than 4 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of September 30, 2010, NYSE Euronext had £72 million ($114 million) sterling/U.S. dollar contracts outstanding with an insignificant fair value, and €145 million ($197 million) euro/U.S. dollar contracts outstanding with a positive fair value of $1 million. These instruments matured during October 2010. For the three and nine months ended September 30, 2010, the cumulative net gain recognized under foreign exchange contracts in “Other income” in the condensed consolidated statements of operations amounted to $2 million and $5 million, respectively, and the cumulative net loss recognized under foreign exchange contracts in “Other comprehensive income” in the equity amounted to $8 million and $11 mission.
For the nine months ended September 30, 2010, NYSE Euronext had no derivative instruments in fair value hedging relationship and cash flow hedging relationship.
Note 10—Commitments and Contingencies
For the nine months ended September 30, 2010, NYSE Euronext incorporates herein by reference the discussions set forth under “Legal Proceedings” in Part II, Item 1 of the Forms 10-Q filed by NYSE Euronext on August 6, 2010, and May 7, 2010, respectively, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2009; no other matters were reportable during the period.
In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.
Note 11—Income taxes
For the three and nine months ended September 30, 2010 and 2009, NYSE Euronext’s effective tax rate was lower than the U.S. statutory rate primarily due to a $21 million discrete deferred tax benefit related to an enacted reduction in the corporate tax rate from 28% to 27% in the

United Kingdom, higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the U.S. statutory, and the reorganization of certain of our European businesses. The applicable tax rate was 4% and 22% for the three and nine months ended September 30, 2010, respectively. The applicable tax rate was 27% and 13% for the three and nine months ended September 30, 2009, respectively.
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
LCH.Clearnet Contract Termination/ NYSE Liffe Clearing
See Note 3 for a discussion of NYSE Liffe Clearing.
Qatar
See Note 2 for a discussion of the Shareholders’ Agreement.
The following represents income and (expenses) in respect to these related parties (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
Income (expenses)	2010	2009	2010	2009
FINRA	$(9)	$4	$(1)	$13
LCH.Clearnet	(12)	(9)	(33)	(364)
Qatar	11	2	24	3
Note 13—Other Comprehensive Income
The following outlines the components of other comprehensive income (in millions):

	Three months ended September 30,
	2010			2009
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	interest	Total	Euronext	interest	Total
Net income	$128	$(5)	$123	$125	$(1)	$124
Change in market value adjustments of available-for-sale securities	7	—	7	5	—	5
Employee benefit plan adjustments	—	—	—	—	—	—
Foreign currency translation adjustments	486	2	488	(9)	1	(8)

Total comprehensive (loss) income	$621	$(3)	$618	$121	$—	$121

	Nine months ended September 30,
	2010			2009
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	Interest	Total	Euronext	interest	Total
Net income	$442	$(15)	$427	$47	$4	$51
Change in market value adjustments of available-for-sale securities	5	—	5	35	—	35
Employee benefit plan adjustments	—	—	—	(13)	—	(13)
Foreign currency translation adjustments	(277)	(2)	(279)	395	2	397

Total comprehensive (loss) income	$170	$(17)	$153	$464	$6	$470

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010, “Risk Factors.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
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
While access to credit markets has improved in recent months, the upheaval in the credit markets that commenced in 2008 continued to impact the economy during 2009 and the three quarters of 2010. Equity market indices have experienced volatility and the market may remain volatile throughout 2010. Economic uncertainty in the European Union could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth.
As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the regulatory environment in which we operate. In particular, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although many of its provisions require the adoption of rules to implement, and it contains substantial ambiguities, many of which will not be resolved until regulations are adopted, such reforms could adversely affect our business or result in increased costs and the expenditure of significant resources. In addition, there are significant structural changes underway within the European regulatory framework. See “Risk Factors — We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe” in our quarterly report on Form 10-Q for the quarter ended June 30, 2010.
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
Three Months Ended September 30, 2010 Versus Three Months Ended September 30, 2009
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended September 30, 2010, as compared to such item for the three months ended September 30, 2009.

	Three months ended		Percent
	September 30,		Increase
(Dollars in Millions)	2010	2009	(Decrease)
Revenues
Transaction and clearing fees	$726	$849	(14)%
Market data	94	101	(7)%
Listing	105	100	5%
Technology services	82	59	39%
Other	43	51	(16)%

Total revenues	1,050	1,160	(9)%
Transaction-based expenses:
Section 31 fees	77	115	(33)%
Liquidity payments, routing and clearing	374	424	(12)%

Total revenues, less transaction-based expenses	599	621	(4)%

Other operating expenses:
Compensation	147	166	(11)%
Depreciation and amortization	69	66	5%
Systems and communications	52	54	(4)%
Professional services	76	65	17%
Selling, general and administrative	75	75	—
Merger expenses and exit costs	25	8	213%

Total other operating expenses	444	434	2%

Operating income	155	187	(17)%
Interest expense	(27)	(29)	(7)%
Investment income	1	1	—
Other income	(1)	12	(108)%

Income before income taxes	128	171	(25)%
Income tax provision	(5)	(47)	(89)%

Net income	123	124	(1)%
Net loss (income) attributable to noncontrolling interest	5	1	400%

Net income attributable to NYSE Euronext	$128	$125	2%

Highlights
For the three months ended September 30, 2010, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $599 million, $155 million and $128 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $621 million, $187 million and $125 million, respectively, for the three months ended September 30, 2009.
The $22 million decrease in total revenues, less transaction-based expenses, $32 million decrease in operating income and $3 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses decreased primarily due to (i) lower average revenue capture per transaction on our European cash venues following certain pricing changes, (ii) lower volumes in our U.S. cash trading business, and (iii) the negative impact of foreign currency, partially offset by (iv) growth in information services and technology solutions.
Decreased operating income — The period-over-period decrease in operating income of $32 million was primarily due to decreased total revenues, less transaction-based expenses and increased other operating expenses reflecting various initiatives for which there were no comparables for the prior period, primarily integration costs as we complete the consolidation of our data centers. Excluding the impact of foreign currency ($13 million), net impact of merger and acquisition activity ($11 million), new business initiatives ($4 million) and data center integration costs ($17 million), our other operating expenses decreased $26 million or 6% as compared to the three months ended September 30, 2009.
Stable net income attributable to NYSE Euronext — As compared to the three months ended September 30, 2009, net income attributable to NYSE Euronext increased $3 million to $128 million. This increase reflects the $21 million discrete deferred tax benefit related to an enacted reduction in UK corporate tax rate on our income tax provision.
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
Derivatives

	Three months ended June 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$223	$221	1%	92%	92%
Market data	11	10	10%	4%	4%
Other revenues	9	10	(10)%	4%	4%

Total revenues	243	241	1%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	55	43	28%	23%	18%

Total revenues, less transaction-based expenses	188	198	(5)%	77%	82%
Merger expenses and exit costs	5	(5)	200%	2%	(2)%
Other operating expenses	95	94	1%	39%	39%

Operating income	$88	$109	(19)%	36%	45%

For the three months ended September 30, 2010, Derivatives operating income decreased $21 million to $88 million. The decrease was primarily due to a decrease in our average net revenue capture on both our European and US platforms, partially offset by increased market share and volumes in US options.

Cash Trading and Listings

	Three months ended September 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$503	$628	(20)%	73%	76%
Market data	52	56	(7)%	7%	7%
Listing	105	100	5%	15%	12%
Other revenues	34	38	(11)%	5%	5%

Total revenues	694	822	(16)%	100%	100%
Transaction-based expenses:
Section 31 fees	77	115	(33)%	11%	14%
Liquidity payments, routing and clearing	319	381	(16)%	46%	46%

Total revenues, less transaction-based expenses	298	326	(9)%	43%	40%
Merger expenses and exit costs	15	6	150%	2%	1%
Other operating expenses	197	215	(8)%	28%	26%

Operating income	$86	$105	(18)%	13%	13%

For the three months ended September 30, 2010, Cash Trading and Listings operating income decreased $19 million to $86 million. The decrease was primarily due to a $28 million reduction in total revenues, less transaction-based expenses, mainly as a result of reduced trading volumes at our U.S. cash trading venues and price changes on our European exchanges, partially offset by reduced operating expenses following our cost containment initiatives.
Information Services and Technology Solutions

	Three months ended September 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Market data	$31	$35	(11)%	27%	37%
Technology services	82	59	39%	73%	63%

Total revenues	113	94	20%	100%	100%
Merger expenses and exit costs	5	6	(17)%	4%	6%
Other operating expenses	89	82	9%	79%	88%

Operating income	$19	$6	217%	17%	6%

For the three months ended September 30, 2010, Information Services and Technology Solutions operating income increased $13 million to $19 million. The increase was primarily due to the inclusion of the results of NYFIX following the November 30, 2009 acquisition of that business and improved results of our connectivity and software businesses.
Corporate / Eliminations

	Three months ended September 30,
			Increase
(Dollars in Millions)	2010	2009	(decrease)
Other revenues	$—	$3	(100)%

Total revenues	—	3	(100)%
Merger expenses and exit costs	—	1	(100)%
Other operating expenses	38	35	9%

Operating (loss) income	$(38)	$(33)	15%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The increase in other operating expenses of $3 million is mainly due to increased data center migration costs.
Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”. The reduction in interest expense is primarily driven by lower outstanding debt balances.

Investment Income
For the three months ended September 30, 2010, investment income remained flat as compared to the same period a year ago.
Other Income
For the three months ended September 30, 2010, other income decreased $13 million to $1 million loss as compared to the same period a year ago. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period, as well as income from equity method investments. The results for the three months ended September 30, 2009 included a $4 million net gain on disposal activities associated with BM&F Bovespa, Hugin and BIDS Holdings, L.P.
Noncontrolling Interest
For the three months ended September 30, 2010 and 2009, NYSE Euronext recorded noncontrolling interest losses of $5 million and $1 million, respectively. The $4 million increase in noncontrolling interest losses year over year primarily reflects the reduced profitability of BlueNext and the operating losses of NYSE Liffe U.S., which is in development stage.
Income Taxes
For the three months ended September 30, 2010 and 2009, NYSE Euronext provided for income taxes at an estimated tax rate of 4% and 27%, respectively. For the three months ended September 30, 2010, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a $21 million discrete deferred tax benefit related to an enacted reduction in corporate tax rate from 28% to 27% in the United Kingdom and the reorganization of certain of our European businesses following the adoption of favorable tax laws in the Netherlands.

Nine Months Ended September 30, 2010 Versus Nine Months Ended September 30, 2009
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the nine months ended September 30, 2010, as compared to such item for the nine months ended September 30, 2009.

	Nine months ended		Percent
	September 30,		Increase
(Dollars in Millions)	2010	2009	(Decrease)
Revenues
Transaction and clearing fees	$2,415	$2,622	(8)%
Market data	278	305	(9)%
Listing	315	301	5%
Technology services	236	158	49%
Other revenues	136	168	(19)%

Total revenues	3,380	3,554	(5)%
Transaction-based expenses:
Section 31 fees	239	271	(12)%
Liquidity payments, routing and clearing	1,243	1,445	(14)%

Total revenues, less transaction-based expenses	1,898	1,838	3%
Other operating expenses:
Compensation	479	492	(3)%
Depreciation and amortization	201	200	1%
Systems and communications	151	167	(10)%
Professional services	200	163	23%
Selling, general and administrative	222	223	—
Merger expenses and exit costs	70	473	(85)%

Total other operating expenses	1,323	1,718	(23)%

Operating income	575	120	379%
Interest expense	(80)	(91)	(12)%
Investment income	2	9	(78)%
Other income	49	20	145%

Income before income taxes	546	58	841%
Income tax provision	(119)	(7)	NM %

Net income	427	51	737%
Net loss (income) attributable to noncontrolling interest	15	(4)	(475)%

Net income attributable to NYSE Euronext	$442	$47	840%

NM = Not meaningful.

Highlights
For the nine months ended September 30, 2010, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,898 million, $575 million and $442 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,838 million, $120 million and $47 million, respectively, for the nine months ended September 30, 2009.
The $60 million increase in total revenues, less transaction-based expenses, $455 million increase in operating income and $395 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses increased primarily due to (i) growth in information services and technology solutions, (ii) increased volumes in our derivatives business, partially offset by (iii) decreased volumes in certain U.S. cash trading venues and reduced net trade per transaction throughout our exchanges and (iv) the negative impact of foreign currency.
Increased operating income — The period-over-period increase in operating income of $455 million was primarily due to reduced other operating expenses of $395 million mainly associated with lower exit costs (the 2009 period included a one-time $355 million payment to LCH.Clearnet in connection with the NYSE Liffe Clearing arrangement) and increased total revenues, less transaction-based expenses. Excluding the impact of merger and exit costs, foreign currency ($11 million), net impact of merger and acquisition activity ($33 million), new business initiatives ($32 million), data center integration costs ($41 million) and benefit curtailment ($10 million) reflected in 2009, our other operating expenses decreased $97 million or 8% as compared to the nine months ended September 30, 2009.
Increased net income attributable to NYSE Euronext — As compared to the nine months ended September 30, 2009, the period-over-period increase in net income attributable to NYSE Euronext of $395 million was mainly due to increased operating income (inclusive of the changes discussed above) and a $56 million gain on the sale of our 5% equity interest in the National Stock Exchange of India reflected in our results for the nine months ended September 30, 2010, partially offset by a higher effective tax rate.
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
Derivatives

	Nine months ended September 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$783	$605	29%	93%	92%
Market data	35	31	13%	4%	5%
Other revenues	28	22	27%	3%	3%

Total revenues	846	658	29%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	208	135	54%	25%	21%

Total revenues, less transaction-based expenses	638	523	22%	75%	79%
Merger expenses and exit costs	13	372	(97)%	1%	56%
Other operating expenses	275	282	(2)%	33%	43%

Operating income (loss)	$350	$(131)	367%	41%	(20)%

For the nine months ended September 30, 2010, Derivatives operating income increased $481 million to $350 million. The increase was primarily due to reduced merger expenses and exit costs of $359 million reflecting the $355 million one-time NYSE Liffe Clearing payment in 2009 and growth in total revenues, less transaction-based expenses, reflecting an increase in both of our European and U.S. derivatives average daily volume as compared to the same period a year ago, and the inclusion of results of the NYSE Liffe Clearing business for the full nine months in 2010. Other operating expenses decreased by $7 million despite new business initiatives.
Cash Trading and Listings

	Nine months ended September 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Transaction and clearing fees	$1,632	$2,017	(19)%	74%	77%
Market data	149	172	(13)%	7%	7%
Listing	315	301	5%	14%	11%
Other revenues	109	143	(24)%	5%	5%

	Nine months ended September 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Total revenues	2,205	2,633	(16)%	100%	100%
Transaction-based expenses:
Section 31 fees	239	271	(12)%	11%	10%
Liquidity payments, routing and clearing	1,035	1,310	(21)%	47%	50%

Total revenues, less transaction-based expenses	931	1,052	(12)%	42%	40%
Merger expenses and exit costs	41	80	(49)%	2%	3%
Other operating expenses	598	651	(8)%	27%	25%

Operating income	$292	$321	(9)%	13%	12%

For the nine months ended September 30, 2010, Cash Trading and Listings operating income decreased $29 million to $292 million. This was primarily due to a $121 million decrease in total revenues, less transaction-based expenses as a result of reduced trading volumes at our U.S. venues and price changes in our European venues offset by reduced levels of merger expenses, exit costs and other operating expenses as part of our cost containment initiatives.
Information Services and Technology Solutions

	Nine months ended September 30,
			Increase	% of Revenues
(Dollars in Millions)	2010	2009	(decrease)	2010	2009
Market data	$94	$102	(8)%	28%	39%
Technology services	236	158	49%	72%	61%

Total revenues	330	260	27%	100%	100%
Merger expenses and exit costs	15	18	(17)%	5%	7%
Other operating expenses	269	225	20%	81%	86%

Operating income	$46	$17	171%	14%	7%

For the nine months ended September 30, 2010, Information Services and Technology Solutions operating income increased $29 million to $46 million. The increase was primarily due to the inclusion of the results of NYFIX following the November 30, 2009 acquisition of that business and improved results of our connectivity and software businesses.
Corporate / Eliminations

	Nine months ended September 30,
			Increase
(Dollars in Millions)	2010	2009	(decrease)
Other revenues	$(1)	$3	(133)%

Total revenues	(1)	3	(133)%
Merger expenses and exit costs	1	3	(67)%
Other operating expenses	111	87	28%

Operating (loss) income	$(113)	$(87)	30%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The increase in other operating expenses of $24 million is due to duplicate costs associated with migration of our data centers and a $10 million benefit curtailment gain reflected in the nine months ended September 30, 2009.
Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”. The reduction in interest expense is primarily driven by lower outstanding debt balances.
Investment Income
The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $7 million decrease in investment income.
Other Income
For the nine months ended September 30, 2010, other income increased $29 million to $49 million as compared to the same period a year ago. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period, as well as income from equity method investments. For the nine months ended September 30, 2010, the increase in other income is primarily due to a $56 million gain on sale of our equity investment in the National Stock Exchange of India.
Noncontrolling Interest
For the nine months ended September 30, 2010 and 2009, NYSE Euronext recorded noncontrolling interest of $15 million loss and $(4) million income, respectively. The increase of $19 million in noncontrolling interest losses year over year primarily reflects the reduced profitability of BlueNext and the operating losses of NYSE Liffe U.S., which is in development stage.
Income Taxes
For the nine months ended September 30, 2010 and 2009, NYSE Euronext provided for income taxes at an estimated tax rate of 22% and 12%, respectively. For the nine months ended September 30, 2010, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a $21 million discrete deferred tax benefit related to an enacted reduction in corporate tax rate from 28% to 27% in the United Kingdom and the reorganization of certain of our European businesses following the adoption of favorable tax laws in the Netherlands.

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
Cash flows from operating activities
For the nine months ended September 30, 2010, net cash provided by operating activities was $356 million, representing net income of $427 million, depreciation and amortization of $219 million and an increase in working capital of $192 million. Capital expenditures for the nine months ended September 30, 2010 were $244 million.
Net financial indebtedness
As of September 30, 2010, NYSE Euronext had approximately $2.5 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $2.2 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	September 30,	December 31,
	2010	2009
Cash and cash equivalents	$324	$423
Financial investments	51	67

Cash, cash equivalents and financial investments	375	490

Short term debt	447	616
Long term debt	2,098	2,166

Total debt	2,545	2,782

Net indebtedness	$2,170	$2,292

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
As of September 30, 2010, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of
	September 30, 2010	Maturity
Commercial paper issued under the global commercial paper program	$419	From October 1 to October 29, 2010
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,362)	June 30, 2015
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of September 30, 2010, NYSE Euronext had $0.4 billion of debt outstanding at an average interest rate of 0.6% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of September 30, 2010. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under this facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.
In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($409 million at September 30, 2010) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of September 30, 2010, NYSE Euronext had two committed bank credit facilities totaling $2.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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
Goodwill and Other Intangible Assets
NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Euronext’s reporting units. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the difference between the carrying value of goodwill and its implied fair value.
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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of September 30, 2010 (in millions of U.S. dollars):

				Impact(2) of a
	Financial	Financial		100 bp adverse shift
Dollars (in Millions)	assets	liabilities	Net Exposure	in interest rates (3)
Floating rate(1) positions in
Dollar	$64	$92	$(28)	$(0.3)
Euro	69	355	(286)	(2.9)
Sterling	200	—	200	(2.0)
Fixed rate positions in
Dollar	—	749	(749)	(21.2)
Euro	—	1,349	(1,349)	(55.6)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of September 30, 2010, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,349 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would, in aggregate, impact the fair value of these positions by $21.2 million and $55.6 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in sterling, when interest rates in sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on September 30, 2010 positions, a hypothetical 1% decrease in sterling rates would negatively impact annual income by $2.0 million. Because NYSE Euronext is a net borrower in U.S. dollar and euro, when interest rates in U.S. dollar or euro increase, NYSE Euronext’s net interest and investment income decreases. Based on September 30, 2010 positions, a hypothetical 1% increase in U.S. dollar or euro rates would negatively impact annual income by $0.3 million and $2.9 million, respectively.
Currency risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the nine months ended September 30, 2010 is presented by primary foreign currency in the following table (in millions, except average rates):

	Nine months ended September 30, 2010
	Euro	Sterling
Average rate in the period	$1.3162	$1.5339
Average rate in the same period one year before	$1.3671	$1.5435
Foreign denominated percentage of
Revenues	16%	15%
Operating expenses	10%	13%
Operating income	44%	26%
Impact of the currency fluctuations (1) on
Revenues	$(20.6)	$(1.4)
Operating expenses	(10.0)	(1.4)
Operating income	(10.6)	0.0

(1)	Represents the impact of currency fluctuation for the nine months ended September 30, 2010 compared to the same period in the prior year.
NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	September 30, 2010
	Position in euros	Position in sterling
Assets	€3,944	£2,831
of which goodwill	1,042	1,073
Liabilities	2,259	455
of which borrowings	1,249	—

Net currency position before hedging activities	€1,685	£2,376
Impact of hedging activities	145	72

Net currency position	€1,830	£2,448

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(249)	$(385)
At September 30, 2010, NYSE Euronext was exposed to net exposures in euro and sterling of €1.8 billion ($2.5 billion) and £2.4 billion ($3.8 billion), respectively. NYSE Euronext’s borrowings in euro of €1.2 billion ($1.7 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of September 30, 2010, NYSE Euronext also had in aggregate $310 million of foreign exchange contracts outstanding, that mature in October 2010. As of September 30, 2010, the net fair value of these contracts was a $1 million net asset.
Based on September 30, 2010 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $249 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $385 million. For the nine months ended September 30, 2010, currency exchange rate differences had a negative impact of $279 million on NYSE Euronext’s consolidated equity.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No changes were made during the quarterly period ended September 30, 2010 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For the nine months ended September 30, 2010, NYSE Euronext incorporates herein by reference the discussions set forth under “Legal Proceedings” in Part II, Item 1 of the Forms 10-Q filed by NYSE Euronext on August 6, 2010 and May 7, 2010, respectively, and Part I, Item 3 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2009; no other matters were reportable during the period.
In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its operating results or financial condition.
Item 1A. Risk Factors
For the three months ended September 30, 2010, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which disclosures are incorporated herein by reference.

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

NYSE Euronext

Date: November 5, 2010	By:	/s/ Michael Geltzeiler

Michael Geltzeiler
Group Executive Vice President and Chief
Financial Officer
NYSE Euronext