Form 10-K
period 2010-12-31
NYSE Euronext
filed 2011-02-28
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.2 billion. As of February 18, 2011, there were approximately 261.2 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NYSE Euronext’s Proxy Statement for its April 28, 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NYSE EURONEXT
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

INDEX

PART I
ITEM 1.	BUSINESS	1
ITEM 1A.	RISK FACTORS	22
ITEM 1B.	UNRESOLVED STAFF COMMENTS	35
ITEM 2.	PROPERTIES	36
ITEM 3.	LEGAL PROCEEDINGS	36
ITEM 4.	[REMOVED AND RESERVED]	37
	EXECUTIVE OFFICERS OF NYSE EURONEXT	37

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	39
ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA	43
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	48
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	68
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	72
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	114
ITEM 9A.	CONTROLS AND PROCEDURES	114
ITEM 9B.	OTHER INFORMATION	114

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	114
ITEM 11.	EXECUTIVE COMPENSATION	115
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	115
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	115
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	115

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	116
EX-3.2
EX-10.19
EX-10.33
EX-10.34
EX-10.35
EX-10.36
EX-10.37
EX-10.38
EX-12
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

i

In this Annual Report on Form 10-K, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AEX®,” “Alternexttm,” “ArcaBook®,” “ArcaVision®,” “Archipelago®,” ‘‘Bclear®,” “CAC 40®,” “Cscreentm,” eGovDirect.com®,” “Euronext®,” “Euronext 100 Index®,” “Intellidex®,” “NYSE Bluetm,” “NSC®,” “NYFIX®,” “NYSE®,” “NYSE Bonds®,” “NYSE Broker Volume®,” “NYSE Composite Index®,” “NYSE Liffetm,” “NYSE MACtm,” “NYSE MAC Alertstm,” “NYSEnet®,” “NYSE OpenBook®,” “NYX®,” “SFTI®,” “SmartPooltm,” “UTPtm” and “Wombat®,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA®” and “Trade Reporting Facility®” are trademarks of the Financial Industry Regulatory Authority (“FINRA”), with all rights reserved, and are used under license from FINRA.

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

Our principal executive office is located at 11 Wall Street, New York, New York 10005 and our telephone number is (212) 656-3000. Our European headquarters are located at 39 rue Cambon, 75039 Paris, France, and our telephone number is +33 1 49 27 10 00. Our website is www.nyx.com. We are not incorporating the information on our website into this Annual Report on Form 10-K.

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We also make available free of charge, on or through our website, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Unless otherwise specified or the context otherwise requires:

•	“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (2) after completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the SEC under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as a national securities exchange.

•	“NYSE Arca” refers collectively to NYSE Arca, L.L.C., a Delaware limited liability company, NYSE Arca, Inc., a Delaware corporation, and NYSE Arca Equities, Inc., a Delaware corporation. NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.

•	“NYSE Amex” refers to NYSE Amex LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex LLC is registered with the SEC under the Exchange Act as a national securities exchange.

ii

•	“Euronext” refers to NYSE Euronext’s market operations in Europe, including the European-based exchanges that comprise Euronext, N.V. — the Paris, Amsterdam, Brussels, London and Lisbon securities exchanges and, where the context requires, the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

•	“NYSE Liffe” refers to NYSE Euronext’s derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

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

NYSE Euronext is a leading global operator of financial markets and provider of innovative trading strategies. We offer a broad and growing array of products and services in cash equities, futures, options, swaps, exchange-traded products, bonds, carbon trading, clearing operations, market data and commercial technology solutions, all designed to meet the evolving needs of issuers, investors, financial institutions and market participants. We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change.

On February 15, 2011, we announced that we entered into a business combination agreement with Deutsche Börse AG. Under the agreement, the companies will combine to create the world’s premier global exchange group, creating the world leader in derivatives trading and risk management, and the largest venue for capital raising and equities trading. Each of the combined group’s national exchanges will keep its name in its local market and all exchanges will continue to operate under local regulatory frameworks and supervision. The combined group will have dual headquarters, in Frankfurt and in New York, and will take advantage of its existing global operations. Following full completion of the contemplated transactions, the former Deutsche Börse shareholders will own approximately 60% of the combined group and the former NYSE Euronext shareholders will own approximately 40% of the combined group on a fully diluted basis and assuming that all Deutsche Börse shares are tendered in the contemplated exchange offer. The transaction is subject to approval by holders of a majority of the outstanding NYSE Euronext shares and to a 75% acceptance level of the exchange offer to Deutsche Börse shareholders as well as approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions. The transaction is expected to close at the end of 2011.

The foregoing summary of the business combination agreement and the transaction contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the agreement, which is incorporated by reference to our current report on Form 8-K filed with the SEC on February 16, 2011, and incorporated herein by reference.

During 2010, we continued to diversify our business model, focusing on new initiatives and growth areas to deliver value through all business cycles.

In our Cash Trading and Listings segment, we stabilized our market share in the U.S. and European cash markets and announced and began implementing our new European clearing strategy in 2010. In the U.S., our market share decreased slightly in 2010, and in Europe, our market share remained relatively stable. Demand for our listing venues continued to be strong in terms of transfers, new listings and secondary offerings. In 2010, 14 companies with an aggregate market capitalization of $41 billion transferred to the NYSE from other exchanges, and, additionally, 3 companies with an aggregate market capitalization of $463 million transferred to the NYSE Amex from other exchanges. A total of 120 issuers listed their securities on NYSE Euronext markets in 2010, raising total proceeds of $44 billion. This included the $16 billion IPO of General Motors, the largest U.S. IPO in history, and the offerings of 22 Chinese companies that raised an aggregate of $2.7 billion. In addition, NYSE Euronext was the leader for proceeds raised through global secondary offerings in 2010, with a total of 473 offerings raising aggregate proceeds of $193 billion, including the largest secondary offering, Petrobras, which raised $70 billion.

In our Derivatives segment, our key initiatives in 2010 related to focusing on capturing market growth in the U.S. options market and the growth of our clearing operations, which we expect will become an increasingly important part of our business. In May 2010, we announced that we will commence clearing our European securities and derivatives business through two new, purpose-built clearing houses based in London and Paris from mid-2012, subject to regulatory approval. These new clearing houses are part of our strategy to offer clearing services in the UK and the Eurozone and to move away from all outsourced contractual arrangements with LCH.Clearnet Group Ltd in London and Paris to a situation in which we have direct control over all aspects of the clearing operations and developments of our cash and derivatives businesses in Europe. See “— Derivatives — NYSE Liffe Clearing.” In addition, we expect New York Portfolio Clearing (“NYPC”), our joint venture with The Depository Trust and

Clearing Corporation (“DTCC”), to become operational in the first half of 2011, pending regulatory approvals. See “— Derivatives — New York Portfolio Clearing.”

Our Information Services and Technology Services segment exhibited growth in 2010, benefiting from the addition of NYFIX, Inc. (“NYFIX”), an expanding customer base, improved software sales and the launch of colocation services in Mahwah and Basildon. In 2010, we launched two new data centers in Basildon, England, and Mahwah, New Jersey. The matching engines for our markets in Europe are now consolidated in the Basildon facility, and we expect to complete the migration of our U.S. exchanges to the Mahwah facility during the first half of 2011. The NYSE is already fully migrated to the Mahwah facility.

During 2010, we completed the migration of the NYSE Arca equities and options markets and the NYSE Amex Options market to our Universal Trading Platform. In addition, we commenced the migration to our Universal Trading Platform of NYSE Liffe, which we expect to complete in the second quarter of 2011. We also expect to complete the migration of the NYSE to our Universal Trading Platform during 2011.

With respect to partnerships with other exchanges, NYSE Technologies, Inc. (“NYSE Technologies”) achieved many milestones in 2010. In September 2010, we delivered the Universal Trading Platform to the Qatar Exchange’s cash equities exchange, marking the first launch of our cash trading application suite outside our core markets. We are currently working on the Qatar Exchange’s derivatives exchange. In addition, in September 2010 the Tokyo Stock Exchange Inc. (“TSE”) selected NYSE Technologies to build and support its new futures trading platform. We expect the TSE to begin migrating futures products to this platform in the second half of 2011. During 2010, we also announced the establishment of a strategic, long-term cooperation agreement with the Warsaw Stock Exchange covering the development of future business initiatives and the migration of that exchange’s cash and derivatives markets to our Universal Trading Platform. Also in 2010, the Philippine Stock Exchange successfully migrated to NYSE Technologies’ trading platform.

Derivatives

Our Derivatives segment is comprised of our derivatives trading and clearing businesses and includes NYSE Liffe, NYSE Liffe Clearing, NYSE Liffe US, NYSE Amex Options, NYSE Arca Options, New York Portfolio Clearing and related derivatives market data.

•	NYSE Liffe — NYSE Liffe is the international derivatives business of NYSE Euronext comprising the derivatives markets operated by LIFFE Administration and Management, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris. NYSE Liffe offers customers the advantages of one of the most technologically-advanced derivatives trading platforms and one of the widest choices of products of any derivatives market. Through a single electronic trading platform (currently LIFFE CONNECT® but shortly to be the Universal Trading Platform), NYSE Liffe offers customers access to a wide range of interest-rate, equity, index, commodity and currency derivative products. NYSE Liffe also offers its customers the pioneering Bclear and Cscreen services, which bridge the listed and over-the-counter (“OTC”) markets providing a simple and cost-effective way to register and process wholesale derivatives trades through NYSE Liffe to clearing at NYSE Liffe Clearing.

•	NYSE Liffe Clearing — Following the launch of “NYSE Liffe Clearing,” NYSE Liffe assumed full responsibility for clearing activities for the London market of NYSE Liffe. In this regard, NYSE Liffe’s London market operates as a self-clearing Recognized Investment Exchange and outsources certain clearing guarantee arrangements and related risk functions to LCH.Clearnet Limited (“LCH.Clearnet”), a U.K. recognized clearing house. On May 12, 2010, NYSE Euronext announced that, subject to regulatory approval, it will commence clearing its European securities and derivatives business through two new, purpose-built, clearing houses based in London and Paris in 2012. LCH.Clearnet Ltd in London and LCH.Clearnet SA in Paris have been informed that NYSE Euronext’s current contractual arrangements for clearing with them will terminate accordingly at that time. However, NYSE Liffe’s London Market has only indicated its intention to serve a termination notice on its contract with LCH.Clearnet Ltd and has not served a formal termination notice. No termination fees or penalties will be payable. As of December 31, 2010, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

•	NYSE Liffe US — NYSE Liffe US LLC (“NYSE Liffe US”), our U.S. futures exchange, makes available for trading full- and mini-sized gold and silver futures, options on full-sized gold and silver futures and futures on MSCI Indices. In 2011, NYSE Liffe US plans to launch a full suite of fixed income futures which is expected to clear at NYPC, subject to regulatory approval. In July 2010, NYSE Liffe US announced that it will coordinate with its global customer base to transition the trading and open interest of all existing MSCI-linked stock index futures in the US to its platform no later than June 17, 2011, and that it intends to introduce additional contracts based on MSCI indices. A significant minority equity stake in NYSE Liffe US is held by six external investors, Citadel Securities, DRW Investments, Getco, Goldman Sachs, Morgan Stanley and UBS. Under this ownership structure, NYSE Euronext remains the largest shareholder in the entity and consolidates its financial reporting. NYSE Euronext manages the day-to-day operations of NYSE Liffe US, which operates under the supervision of a separate board of directors.

•	NYSE Amex Options — In 2010, we announced the sale of a significant equity interest in NYSE Amex Options, one of our two U.S. options exchanges, to seven external investors, BofA Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS. Under the framework, NYSE Euronext remains the largest shareholder in the entity and manages the day-to-day operations of NYSE Amex options, which operates under the supervision of a separate board of directors and a dedicated chief executive officer. NYSE Euronext consolidates this entity for financial reporting purposes. We expect to complete the sale following receipt of regulatory approvals.

•	NYSE Arca Options — NYSE Arca Options, one of our two U.S. options exchanges, offers immediate, cost-effective electronic order execution in nearly 2,000 options issues.

•	New York Portfolio Clearing — NYPC, our joint venture with DTCC, is expected to become operational, pending regulatory approvals, in the first half of 2011. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derviatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of December 31, 2010, we had a minority ownership interest in, and board representation on, DTCC. Our investment in NYPC is treated as an equity method investment.

Products and Services

Trading Platform and Market Structure.  NYSE Liffe’s full service electronic trading platform features an open system architecture which allows users to access our system. Traders commonly access our system via one of the many front-end trading applications that have been developed by independent software vendors, and this has enabled our distribution to grow continuously with widespread adoption around the world. These applications are personalized trading screens that link the user to the market, which allows users to integrate front/back office trading, settlement, risk management and order routing systems. NYSE Liffe’s trading platform has been designed to handle significant order flows and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor. NYSE Liffe expects to complete the migration of its technology to the Universal Trading Platform during the second quarter of 2011. See “Information Services and Technology Solutions — NYSE Euronext’s Global Technology Group.”

Products Traded.  A wide variety of products are traded on NYSE Liffe. NYSE Liffe’s core product line is its portfolio of short-term interest rate (“STIR”) contracts with its principal STIR contracts based on implied forward rates denominated in euro and sterling. Trading volumes in NYSE Liffe’s flagship product in this area, the Euribor Contract, grew as the euro has increasingly established itself as a global reserve currency. Overall, NYSE Liffe offers a number of derivatives products, including interest rate contracts on a number of currencies, equity futures and options on leading global stocks traded either through LIFFE CONNECT® or Bclear (including a wide range of underlyings not listed on NYSE Euronext), index products covering national and international indices and a wide range of soft and agricultural commodity derivatives.

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

Competition

NYSE Liffe competes with a number of international derivatives exchanges, including Eurex, which is the derivatives platform operated by Deutsche Börse, the CME Group Inc. and the OTC markets. Several other entities have announced their intention to enter the derivatives space.

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

Cash Trading and Listings

Our Cash Trading and Listings segment consists of our cash trading and listings businesses and includes the New York Stock Exchange, Euronext, NYSE Amex, NYSE Arca, NYSE Alternext, NYSE Arca Europe and SmartPool, as well as BlueNext and Interbolsa, and related cash trading market data.

•	NYSE — NYSE is registered as a national securities exchange under the Exchange Act. In addition to common stock, preferred stock and warrants, the NYSE lists debt and corporate structured products, such as capital securities, mandatory convertibles and repackaged securities (not including ETPs, as defined below), and continues to attract listings of new types of structured products.

•	Euronext — Euronext is the first integrated cross-border exchange, combining the stock exchanges of Amsterdam, Brussels, Lisbon and Paris into a single market and now with a London market as well. Issuers who meet European Union (“EU”) regulatory standards are qualified for listing on the regulated markets operated by Euronext. Euronext’s exchanges list a wide variety of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. All of Euronext’s markets are operated by subsidiaries of Euronext, N.V., each of which holds a national license as an exchange operator.

•	NYSE Amex — NYSE Amex, formerly the American Stock Exchange, became part of NYSE Euronext in 2008 and is our U.S. listing venue for emerging growth companies. NYSE Amex enhances our scale in U.S. options and provides a listing venue for a broader class of companies than are qualified for listing on NYSE. In 2010, NYSE Amex began trading certain Nasdaq-listed securities. NYSE Amex is registered as a national securities exchange under the Exchange Act.

•	NYSE Arca — NYSE Arca is a fully electronic exchange in the United States for equities, exchange traded products (“ETPs”), which include exchange traded funds (“ETFs”), exchange traded notes, exchange- traded vehicles, certificates and options. NYSE Arca is registered as a national securities exchange under the Exchange Act.

•	NYSE Alternext — NYSE Alternext operates our European markets for emerging growth companies. NYSE Alternext-listed companies are required to satisfy less stringent listing standards than companies listing on Euronext. Companies listing on NYSE Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Euronext.

•	NYSE Arca Europe — NYSE Arca Europe is a pan-European multilateral trading facility (“MTF”), operated by Euronext Amsterdam. NYSE Arca Europe offers a fully electronic, low latency trading platform for blue chip stocks from eleven European countries.

•	SmartPool — SmartPool is a European dark pool dedicated to the execution of institutional order flow that launched its trading services in February 2009. This MTF, created in partnership with NYSE Euronext and three European investment banks (BNP Paribas, HSBC and J.P. Morgan), is operated by NYSE Euronext and has its own dedicated management team in London.

•	BlueNext/NYSE Blue — We hold a 60% interest in BlueNext with the remaining 40% held by CDC Climat. BlueNext operates a spot market in carbon dioxide (CO2) emission allowances and credits that is the European leader in the field, from trading through to worldwide delivery-versus-payment settlement in real time. BlueNext seeks to establish a leading position in trading in environment-related instruments. BlueNext has also launched a futures market with physical delivery of allowances and credits. In September 2010, we announced plans to create NYSE Blue, a new global company that will focus on environmental and sustainable energy markets. We contributed our ownership in BlueNext in return for a majority interest in NYSE Blue, and APX, Inc., a leading provider of regulatory infrastructure and services for the environmental and sustainable energy markets, will contribute its business in return for a minority interest in the venture. The transaction closed on February 18, 2011.

Products and Services

Order Execution.  We provide multiple marketplaces for investors, broker-dealers and other market participants to meet directly to buy and sell cash equities, fixed income securities, ETPs and a broad range of derivative products. One of the primary functions of our markets is to ensure that orders to purchase and sell securities are executed in a reliable, orderly, liquid and efficient manner. Order execution occurs through a variety of means, and we seek to continue to develop additional and more efficient mechanisms of trade. To maintain our leadership position, we intend to continue to develop our market model in response to emerging trends in the trading environment and technological advancements.

Cash Trading.  In the United States, we offer cash trading in equity securities, fixed income securities and ETPs on the NYSE, NYSE Arca and NYSE Amex. We are able to offer our customers the option of using either auction trading with a floor-based component or electronic trading. In Europe, Euronext’s cash trading business consists of trading in equity securities and other cash instruments including funds, bonds, warrants, trackers and structured funds.

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

Designated Market Makers (“DMMs”) on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Supplemental Liquidity Providers (“SLPs”) are a class of high-volume members financially incented to add liquidity on the NYSE upon fulfilling quoting requirements. Floor brokers act as agents on the trading floor to handle customer orders. DMMs and brokers use judgment to improve prices and enhance order competition, while interacting with the market electronically as well as manually. We believe that their judgment is particularly valuable in less liquid stocks and during the opening and closing of trading, as well as during times of uncertainty, for example, when a corporate announcement or an outside event could lead to market instability and price volatility. This market model, which we refer to as our New Market Model, is a pilot program created in 2008.

During 2010, we continued to migrate our U.S. exchanges to a single Universal Trading Platform. See “Information Services and Technology Solutions — NYSE Euronext’s Global Technology Group.”

Trading Platform and Market Structure — Euronext.  Cash trading on Euronext’s markets in Amsterdam, Brussels, Lisbon and Paris takes place via the Universal Trading Platform following the successful migration of these markets from the Nouveau Système de Cotation. Cash trading on Euronext is governed both by a single harmonized rulebook for trading on each of Euronext’s markets and by the various non-harmonized Euronext Rulebooks containing local exchange-specific rules. Euronext’s trading rules provide for an order-driven market using an open electronic central order book for each traded security, various order types and automatic order matching and a guarantee of full anonymity both for orders and trades. At the option of the listed company, trading of less-liquid listed securities on the European markets can be supported by a Liquidity Provider (“LP”) who is either an existing member of Euronext and/or a corporate broker. The LP is dedicated to supporting the trading in less-liquid small and mid-sized companies to foster regular trading and minimize price volatility.

Trading Platform and Market Structure — NYSE Arca.  NYSE Arca operates an open, all-electronic stock exchange for trading all U.S. listed securities (in addition to options, as discussed below). NYSE Arca also provides additional listing services for ETPs. NYSE Arca’s trading platform provides customers with fast electronic execution and open, direct and anonymous market access. NYSE Arca operates the Lead Market Maker (“LMM”) program whereby an LMM functions as the exclusive dedicated liquidity provider in NYSE Arca primary listings. Selected by the issuer, the LMM must meet minimum performance requirements determined by NYSE Arca, which include percentage of time at the national best bid and offer, average displayed size and average quoted spread, and supports the NYSE Arca opening and closing auctions.

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

Trading Members.  Trading members in our U.S. cash markets include entities registered as broker-dealers with the SEC that have obtained trading permits or licenses in accordance with the rules of the NYSE, NYSE Arca or NYSE Amex. Trading members are subject to the rules of the relevant exchange. The majority of Euronext’s European cash trading members are brokers and dealers based in Euronext’s marketplaces, but also include members in other parts of Europe, most notably the United Kingdom and Germany.

Clearing and Settlement — Europe.  Clearing and settlement of trades executed on Euronext are currently handled by LCH.Clearnet S.A. (for central counterparty clearing), Euroclear Group (for settlement of cash equities except for Lisbon trades) and Interbolsa (for settlement of Lisbon cash and derivatives equities). In May 2010, NYSE Euronext announced that, subject to regulatory approval, it will commence clearing its European securities and derivatives business through two new, purpose-built clearing houses based in London and Paris from mid-2012.

Interbolsa is one of our wholly owned subsidiaries. LCH.Clearnet S.A. and Euroclear are independent entities that provide services to Euronext pursuant to contractual agreement. We have a minority ownership interest in, and board representation on, LCH.Clearnet Group Limited and Euroclear. Clearing for trades executed on NYSE Arca Europe takes place on EuroCCP, a London-based subsidiary of DTCC. Concerning SmartPool, trades on NYSE Euronext listed stocks are cleared by LCH.Clearnet S.A., and trades on non-NYSE Euronext listed stocks are cleared by EuroCCP.

Listings — United States.  Through our listing venues NYSE, NYSE Arca and NYSE Amex, we have developed a market information analytics platform, complimentary to all listed companies, that is a combination of technology-enabled market intelligence insight and a team of highly skilled market professionals. This platform, called the NYSE Market Access Center (“MAC”), was created to provide issuers with better market insight and information across all exchanges and trading venues. This includes services that were either a) developed by the NYSE using proprietary data and/or intellectual property or b) built by a third party expressly for NYSE-listed companies. Within this platform all issuers have access to daily trading summaries, a trading alert system highlighting user-defined trading or market events, social and professional networking within the NYSE community, a messaging and communication platform with a NYSE client service team, a website with proprietary trading information and market data, a series of institutional ownership reports, weekly economic updates and regularly scheduled executive educational programming. All issuers listed on the NYSE have access to the NYSE MAC on the same basis. In addition to the NYSE MAC, the NYSE offers tools to certain currently listed issuers on a tiered basis.

The NYSE has also developed eGovDirect.com, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements efficiently and economically. In September 2010, we announced the acquisition of Corporate Board Member, the publisher of Corporate Board Member magazine and a leading provider of interactive education and thought leadership for directors and executive officers of publicly traded companies. This acquisition advances our goal of expanding our board education capabilities to public companies around the world that are striving to improve their governance and effectiveness. Additionally, in connection with listings, we on occasion commit to provide co-branded marketing programs, advertising, investor education and other services to issuers. We expect to continue to invest in products and services for the benefit of our listed companies.

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

Listings — Europe.  Through our listing venues Euronext and NYSE Alternext, we have developed a broad range of services to meet the needs of Euronext-listed companies. In July 2010, we launched a new London-based securities market, NYSE Euronext London, aimed at attracting international issuers looking to list in London. Each Euronext issuer receives personalized support through a team of dedicated account managers. We also offer listed companies ExpertLine, a continuous push and pull communication and information platform. Located directly in the trading room and managed by a multidisciplinary team of experts, ExpertLine provides listed companies with real-time responses to topics relating to listing and stock trading. Companies listed on Euronext also benefit from secure online tools, such as “Mylisting.euronext.com,” a web-based technology that provides real-time information and data on listed stocks and offers issuer-customized alerts and a range of other services. We offer training workshops and information sessions to better inform and educate issuers on new regulations and related legal matters, as well as practical guidance on investor relations and communication matters. In connection with our 2009 sale of Hugin Group BV to Thompson Reuters, we agreed to expand our strategic partnership with Thompson Reuters toward offering value-added services to issuers.

Through close cooperation with the regulators of the financial markets in each of the EU member states where Euronext operates, Euronext has adopted a harmonized rulebook that sets out a unified set of listing standards with which issuers must comply, regardless of which of Euronext’s markets (Amsterdam, Brussels, Lisbon, Paris or

London) is chosen as the entry point. These harmonized listing standards and the local applicable rules from Euronext Rulebook II set forth the criteria required for the listing of securities on Euronext’s exchanges, as well as ongoing requirements, particularly with respect to financial reporting. We seek to attract emerging growth companies through NYSE Alternext, which has less stringent listing standards and ongoing reporting requirements than Euronext.

Indexes and Index Services.  We own and operate benchmark and strategy indexes that measure different segments of the NYSE Euronext and global markets. From time to time, we create new proprietary indexes when added value for market participants is identified or to provide measurement tools for all types of investment categories regardless of listing venue. We have licensed many of our indexes to asset managers for use in ETFs that are listed on our exchanges. We also offer third-party index calculation services for ETFs and other structured products, which we believe is important to the development of such products on our exchanges, as it allows us to leverage our technology and understanding of traded products to better serve investors. All of our index services are designed to offer our clients more tools and services to support the listing and trading of their products.

Liquidity Aggregation.  We are committed to improving execution quality and providing greater access to liquidity for our customers. We operate NYSE MatchPoint, an electronic equity trading facility that matches aggregated orders at pre-determined fixed times with prices that are derived from primary markets. NYSE MatchPoint’s portfolio-crossing technology expands our ability to match baskets of stocks at pre-determined points in time during the after-hours market and eventually at any point during the day.

We also operate the New York Block Exchange through a joint venture with BIDS Holdings, L.P., a consortium of 12 leading U.S. broker-dealers. The New York Block Exchange is designed to improve execution quality and access to liquidity in block trading in the United States. The New York Block Exchange is open to all NYSE members and accessible through BIDS Trading, a registered alternative trading system. The New York Block Exchange operates as a facility of the NYSE and is intended to respond to customer needs by creating a highly liquid, anonymous marketplace for block trading, and bring block-size orders back into contact with active traders, algorithms and retail order flow.

European MTFs.  To respond to increasing competition from electronic communications networks following the European Commission’s adoption of the Markets in Financial Instruments Directive (“MiFID”), we have launched new European MTFs. We and our joint venture partners operate SmartPool, a dark MTF for trading pan-European stocks, which currently trades stocks from European markets, including NYSE Euronext’s four national markets. In addition, we operate NYSE Arca Europe, an MTF for trading the most active pan-European stocks that are not already traded on NYSE Euronext’s four national markets. Also in July 2010, NYSE Euronext announced that it was creating the first pan-European Multilateral Trading Platform for Euro-denominated corporate bonds.

Alliances and Other Exchanges.  With some of the most recognized brand names in the global exchange industry and among the world’s largest securities marketplaces, we are well positioned to continue to play a leadership role in the ongoing consolidation of the industry through acquisitions and strategic alliances. For example, we entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. The Qatar Exchange will continue to provide a market for cash equities, and the aim of management is also to create a new derivatives market. In addition, the Qatar Exchange will adopt our latest trading and network technologies, and we will provide certain management services to the Qatar Exchange at negotiated rates. We are also currently working with certain exchanges, particularly in Asia and Eastern Europe, on market development, information sharing and technology.

In July 2010, NYSE Euronext and the Warsaw Stock Exchange announced the establishment of a strategic partnership and cooperation agreement covering the development of future mutually beneficial business initiatives and the migration of Warsaw Stock Exchange markets to NYSE Technologies’ Universal Trading Platform.

Competition

In the United States, we face significant competition with respect to cash trading, and this competition is expected to intensify in the future. Our current and prospective competitors include regulated markets, electronic communication networks, dark pools and other alternative trading systems, market makers and other execution venues. We also face growing competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements. We compete with such market participants in a variety of ways, including the cost, quality and speed of trade execution, liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to trading participants and listed companies, technological innovation and reputation.

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

In the United States, our principal competitor for listings is Nasdaq OMX. The U.S. capital markets face competition for foreign issuer listings from a number of stock exchanges outside the United States, including London Stock Exchange plc, Deutsche Börse Group and exchanges in Tokyo, Hong Kong, Toronto, Singapore and Australia. As other liquidity venues seek exchange status, we may face more competition for listings. The legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. securities exchanges for the secondary listings of non-U.S. companies and primary listings of U.S. companies.

In Europe, we do not currently face significant competition in providing primary listing services to issuers based in Euronext’s home markets because most issuing companies seek to list their shares only once on their respective domestic exchange. Accordingly, Belgian, Dutch, French and Portuguese companies typically obtain a primary listing on the relevant regulated national exchange operated by Euronext, and are admitted to trading either on Euronext, or, in the case of certain small- to medium-sized companies, NYSE Alternext. With the exception of ETPs, there are no competing regulated exchanges offering primary corporate listing services in Euronext’s home territories. Therefore no material competition exists in respect of those issuers located in Euronext’s home markets that seek a primary listing. Competition does exist, however, with MEDIP, a regulated market operated in Portugal by MTS Portugal, which provides a platform for the wholesale trading between specialists of Portuguese government bonds. In addition, we face competition for listings from the London Stock Exchange and Deutsche Börse.

NYSE Euronext also competes with other exchanges worldwide to provide secondary listing services to issuers located outside of NYSE Euronext’s European home territories and primary listing services to those issuers that do not have access to a well-developed domestic exchange.

Our BlueNext joint venture competes with a number of international derivatives exchanges in the trading of CO2 emission allowances, including the European Climate Exchange (running on ICE systems), Eurex and the CME Group Inc. In addition, Nasdaq OMX, which already holds a European operator, Nord Pool, announced in 2009 that it intends to expand into energy and carbon derivatives.

Information Services and Technology Solutions

Our Information Services and Technology Solutions segment refers to our commercial technology transactions, data and infrastructure businesses. NYSE Euronext operates a commercial technology business, NYSE Technologies, and also owns NYFIX, Inc. (“NYFIX”), a leading provider of innovative solutions that optimize trading efficiency. NYSE Technologies provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities that require next-generation performance and expertise for mission-critical and value-added client services. NYSE Technologies’ advanced integrated solutions power the trading operations of global financial institutions and exchanges, including non-NYSE Euronext markets in addition to all the exchanges in the NYSE Euronext group. NYSE Technologies operates five businesses: Global Market Data, which offers a broad array of global market information products covering multiple asset classes; Trading Solutions, which creates and implements high performance, end-to-end messaging software and real-time market data distribution and integration products; Exchange Solutions, which provides multi-asset exchange platform services, managed services and expert consultancy; Global Connectivity, offering one of the world’s largest, most reliable financial transaction networks connecting firms and exchanges worldwide; and Transactions, which primarily comprises the former NYFIX FIX business, and which incorporates the NYFIX Marketplace and the industry-leading FIX Software business.

Products and Services

Global Market Data.  The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make informed trading decisions. The quality of our market data, our world-class collection and distribution facilities, and the ability of traders to act on the data we provide, attract order flow to our exchanges and reinforce our brand. Our primary market data services include the provision of real-time information relating to price, transaction or order data on all of the instruments traded on the cash and derivatives markets of our exchanges. In the United States, market data revenues from core data and non-core data (as discussed below) products are allocated between our Cash Trading and Listings and Information Services and Technology Solutions segments, respectively. In Europe, market data revenues from the distribution of real-time market data are allocated among our three segments.

In the United States, we provide two types of market data products and services: core data products, or those governed by NMS plans, and non-core, or proprietary, data products.

•	Core Data Products. The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. We work with other markets to make our U.S. market data available, on a consolidated basis, on what is often referred to as the “consolidated tape.” The data resulting from the consolidated tape is also referred to as “core data.” This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place.

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

•	Non-Core Data Products. We make certain market data available independently of other markets, which is known as non-core, or proprietary, data. We package this type of market data as trading products (such as NYSE OpenBook, through which the NYSE makes available all limit orders) and analytic products (such as TAQ Data, NYSE Broker Volume and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics). These products are proprietary to us, and we do not share the revenues that they generate with other markets.

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

•	Real-Time Market Data. Our main data services offering involves the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on the European cash and derivatives markets of NYSE Euronext, as well as information about NYSE Euronext’s indexes. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indexes), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector.

In November 2010, we announced that we will launch a consolidated tape for European equity markets beginning in the third quarter of 2011. The tape will be available both as a real-time consolidated data feed and as a 15-minute delayed “Tape of Record”, which will be free of charge to all investors and will be made broadly available via the internet and market data vendors. The consolidated tape will contain complete coverage of post-trade equities data from all European regulated exchanges, MTFs, and OTC markets. In July 2010, we announced a strategic partnership with Markit BOAT, the largest trade reporting venue in Europe, to deliver a consolidated OTC tape that includes trades reported to Markit BOAT and NYSE Euronext’s OTC trade reporting platform which together account for nearly all OTC trading activity in Europe.

•	Other Information Products. In addition to real-time market data, NYSE Euronext also provides historical and analytical data services as well as reference and corporate action data services.

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

Our market snapshots service in Europe provides full market overviews — including, but not limited to, quotes, prices and volumes relating to the full array of financial instruments traded on NYSE Euronext — at fixed times every trading day. Through our Masterfiles service, we offer comprehensive information on the characteristics of all warrants and certificates for listed securities on NYSE Euronext markets. Another service delivers information concerning corporate actions to the market.

Our TradeCheck service is designed to help buy-side and sell-side firms to demonstrate best execution to their customers and regulators. The product is web-based and allows users to perform post trade (T+1) verifications via three services: execution quality analysis, transaction quality analysis and order book replay. TradeCheck encompasses all the main markets of the European Economic Area that are covered by MiFID.

Finally, we publish a number of daily official price lists, such as the Cote Officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.

Trading Solutions.  NYSE Technologies’ Trading Solutions business provides software solutions for the trading operations of hundreds of exchanges and global financial institutions. NYSE Technologies’ Market Data Platform provides real-time market data distribution and integration comprising high performance messaging middleware and sub-millisecond connectivity to global markets with numerous high-speed direct exchange and aggregated vendor feed handlers.

Exchange Solutions.  NYSE Technologies’ Exchange Solutions business provides international exchange clients with platforms to support dynamic, growing markets at the best price points possible, while ensuring market integrity and access to a truly global network.

Global Connectivity.  NYSE Technologies operates the Secure Financial Transaction Infrastructure (“SFTI”), a rapidly expanding physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe. SFTI connects all NMS market centers in the United States and is expanding to link major and emerging markets around the globe. Through this single network, trading firms and investors can connect to real-time information and trading, while financial markets can provide customers with access to their data and execution services regardless of their trading platform or interfaces. Customers gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider.

Transactions.  NYSE Technologies’ Transaction Services business offers a wide range of products and services that help to facilitate trading. Community-driven services, FIX Order Routing and Liquidity Discovery are delivered to the NYSE Technologies Marketplace community, consisting of buy- and sell-side trading firms, over fully managed message channels. In addition, Transaction Services provides fully managed services, including a Hosted Transactions Hub solution (managed connectivity) and Risk and Market Access Gateways.

Competition

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

NYSE Euronext’s Global Technology Group

NYSE Euronext is integrating its technologies globally to establish a single Universal Trading Platform, a multi-market, multi-geography and multi-regulation exchange platform for all NYSE Euronext markets (cash and derivatives in both the U.S. and Europe). This global technology initiative involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and acquisitions. This initiative involves the simplification and convergence of our systems into a single global electronic trading platform system, with equities- and derivatives-specific versions, as well as the implementation of a common customer gateway and market data system to enable market participants globally to access our markets, products and services via a common architecture. We began this initiative in 2007 and have completed the migration of our European cash market to the Universal Trading Platform. We are currently finalizing the migration of all our remaining markets to the Universal Trading Platform. We began the final phase of the rollout of the program to all of our markets in 2009 and in 2010 we completed the migration of the NYSE Arca equities and options markets and the NYSE Amex Options market. During 2011, we will complete the migration for NYSE Liffe and NYSE.

Data Centers

To enhance the capacity and reliability of our systems, in the second half of 2010, we launched two new data centers in Basildon, England, and Mahwah, New Jersey (U.S.). All of the matching engines for our markets in Europe are now consolidated in the Basildon facility, and we expect to complete the migration of our U.S. securities exchanges to the Mahwah facility during the first half of 2011.

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

Intellectual Property

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. However, we do not engage in any material licensing of these patents, nor are these patents, individually or in the aggregate, material to our business. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, websites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, copyright, database rights, trade secrets, restrictions on disclosure and other methods.

Employees

As of December 31, 2010, we employed 2,968 full-time equivalent employees. Overall, we consider our relations with our employees, as well as our relations with any related collective bargaining units or worker’s councils, to be good.

Financial Information About Segments and Geographic Areas

For financial information regarding our operating and geographic segments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data.”

NYSE Euronext on Corporate Responsibility

At NYSE Euronext, we believe in being good corporate citizens by integrating workplace, community, market, and environmental concerns into our business operations and interactions with stakeholders. In doing so, we seek to create long-term benefits for our business relationships, shareholders, customers, employees, constituents, our communities, and the environment. Our commitment to corporate responsibility is embedded in our corporate guidelines, serves as a framework to ethical decision making and practices, and is inherently apparent in our strategic business initiatives.

In our company, we believe that fulfilling our commitment to corporate responsibility demands high ethical standards and a corporate culture that values honesty, integrity, and transparency in all that we do. To contribute to our communities, NYSE Euronext financially supports and motivates its workers to become volunteers in their own communities in the United States and Europe and encourages our employees’ philanthropic activities through matching gift programs. As a company, we are committed to financial literacy and investor education, and we have a number of initiatives in these areas designed to help raise awareness and effect change. NYSE Euronext also has been focused on measuring and improving its environmental impact. We are in the process of developing a global corporate Environmental Policy to guide and unify these efforts. We also provide the markets with solutions that help to address environmental concerns with investments such as Bluenext, which is a market-based carbon-trading solution to curbing emissions. We also are committed to corporate responsibility more broadly, and hold a seat on the Corporate Responsibility Officers Association’s Board of Governors.

In addition to these efforts, we partner with our listed companies and non-profit organizations to raise awareness of a variety of topics, holding highly visible bell-ringing ceremonies and other events. We also serve as a public forum for the exchange of new ideas and opportunities on issues such as environmental sustainability and corporate responsibility.

We partner with our listed companies at all levels of advocacy on important public policy matters that impact investors and public companies. We will continue to participate in the debate and dialogue on the global economic recovery, working to ensure that all market participants are properly heard and represented and that the new emerging landscape provides for the integrity and confidence inherent to an effective economic framework and to properly functioning capital markets.

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

United States

U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations (“SROs”) over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.

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

Three subsidiaries, NYSE, NYSE Arca and NYSE Amex, as SROs, are registered with, and subject to oversight by, the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. These regulatory functions of our U.S. securities exchanges are performed or overseen by NYSE Regulation and certain of our regulatory functions are performed by the Financial Industry Regulatory Authority, Inc., or FINRA (formerly known as National Association of Securities Dealers, Inc., or “NASD”), pursuant to an agreement.

The operations of our U.S. futures exchange, NYSE Liffe US, are subject to extensive regulation by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”). The CEA generally requires that futures trading conducted in the United States be conducted on a commodity exchange designated as a contract market by the CFTC, subject to limited exceptions. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a DCM, NYSE Liffe US is an SRO that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the CEA. NYSE Liffe US also has surveillance and compliance operations and procedures performed in part by the National Futures Association, as NYSE Liffe US’s regulatory service provider, to monitor and assist in enforcing compliance with its rules, and we expect that NYSE Liffe US will be periodically reviewed by the CFTC with respect to the fulfillment of NYSE Liffe US’s self-regulatory programs in these areas.

On June 30, 2010, the House passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Senate passed the Act on July 15, 2010 and the President signed it into law on July 21, 2010. Few provisions of the Act became effective immediately upon signing and many of its provisions require the adoption of regulations by various federal agencies and departments. Furthermore, the legislation contains substantial ambiguities, many of which will not be resolved until regulations are adopted. As a result, it is difficult to predict all of the effects that the legislation will have on us, although we do expect it to impact our business in various and significant ways. See Item 1A. — “Risk Factors — Risks Relating to Regulation — We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe.”

On September 30, 2010, the SEC and CFTC issued a joint report presenting their findings regarding the market events of May 6, 2010, commonly referred to as the “flash crash”. Although we do not anticipate that the joint report will lead to the adoption of significant regulatory changes that adversely affect our business, the risk of such changes is heightened as a result of the breadth of the review by the SEC and CFTC, the impact of the May 6th event on investors and the marketplace, and the fact that certain aspects of our business were highlighted in the joint report. Furthermore, any regulatory changes in response to the flash crash and joint report may impact certain of our customers’ business models and practices, in particular high frequency trading, which may in turn affect our business.

NYSE Regulation

Our U.S. securities exchanges are charged with oversight of the financial and operational status and sales-practice conduct of members and their employees, and have responsibility for regulatory review of their trading activities on those exchanges. In addition, our U.S. securities exchanges are responsible for enforcing compliance with their respective financial and corporate governance standards by listed companies.

Financial, operational and sales practice oversight over the members of our U.S. securities exchanges is generally conducted by FINRA. In addition, as of June 14, 2010, FINRA assumed certain additional regulatory functions for these exchanges pursuant to an agreement. As a result, FINRA performs the market surveillance and enforcement functions for our U.S. securities exchanges, although our U.S. securities exchanges retain ultimate regulatory responsibility for the regulatory functions performed by FINRA under such agreement. NYSE Regulation, Inc., an indirect not-for-profit subsidiary of NYSE Euronext, oversees FINRA’s performance of these services, enforces listed company compliance with applicable standards, and oversees regulatory policy determinations, rule interpretation and regulation related rule development. NYSE Regulation, employing approximately 50 people as of December 31, 2010, consists of the following functional groups:

•	Listed Company Compliance;

•	Regulatory Policy and Management;

•	StockWatch; and

•	Regulation Administration.

Listed Company Compliance.  Our U.S. securities exchanges require their listed companies to meet their respective original listing criteria at listing, and to thereafter maintain compliance with their respective continued listing standards. Listed Company Compliance monitors and enforces compliance with these standards.

Regulatory Policy and Management.  Regulatory Policy and Management has primary responsibility for overseeing the regulation related rule development and interpretation functions for our U.S. securities exchanges and overseeing FINRA’s performance of its contractual obligations to our U.S. securities exchanges.

StockWatch.  StockWatch conducts limited real-time monitoring of trading activity on the facilities of our U.S. securities exchanges. We refer suspicious activity to FINRA for further investigation.

In addition, our U.S. securities exchanges that maintain options trading markets have entered into a joint agreement with the other U.S. options exchanges for conducting options insider trading surveillances. Our U.S. securities exchanges continue to have regulatory responsibility for these functions, which are monitored by NYSE Regulation. Our U.S. securities exchanges have also entered into several agreements with FINRA and other U.S. securities exchanges pursuant to Rule 17d-2 under the Exchange Act, which have been approved by the SEC and pursuant to which our U.S. securities exchanges are relieved of regulatory responsibility with respect to enforcement of common rules relating to common members.

Structure, Organization and Governance of NYSE Regulation.  We have an agreement with NYSE Regulation to provide it adequate funding to allow it to perform or oversee, as applicable, the regulatory functions of our U.S. securities exchanges. NYSE Regulation can levy fines on members, on behalf of our U.S. securities exchanges, as part of disciplinary action. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors. No regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to any entity other than NYSE Regulation.

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

Regulatory Auditor

NYSE

In April 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC’s action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third-party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation’s surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members. The SEC order relating to the settlement provides that the regulatory auditor is required to report the auditor’s conclusions to the NYSE board and to the SEC, and those conclusions are to be included in NYSE’s annual report. Accordingly, the conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC, as reported to NYSE on February 25, 2011, are as follows:

Pursuant to our retention as contemplated in that certain Order of the [SEC] dated April 12, 2005 (the “2005 Order”), we have conducted a comprehensive regulatory audit (the “Regulatory Audit”) of the surveillance, examination, investigation and disciplinary programs of [NYSE Regulation] applicable to designated market makers, member firm floor brokers, independent floor brokers, registered competitive market makers and competitive traders (collectively, “Floor Members”) for the two years ended December 31, 2010 (the “Audit Period”).

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

Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Exchange rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of NYSE Regulation’s policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.

American Stock Exchange

Prior to our acquisition of the American Stock Exchange (“Amex,” now NYSE Amex), Amex was subject to an SEC investigation into its various business and related regulatory oversight functions. In March 2007, the SEC approved Amex’s settlement offer, which included, among other things, a commitment to engage a third-party auditor to conduct three audits to determine whether Amex’s regulatory policies and procedures applicable to all Floor Members are reasonably designed and effective to ensure compliance with, and to deter violations of, the federal securities laws and Amex rules related to trading.

As a result of the relocation of NYSE Amex trading to NYSE Euronext trading systems and facilities in 2008 and 2009 following our acquisition of Amex, for the relevant audit period, Daylight Forensic & Advisory LLC (“Daylight”) performed a third-party audit of Amex’s regulatory policies and procedures for the period during which Amex operated on its legacy trading systems and facilities, while James H. Cheek, III and Bass, Berry & Sims PLC performed a third-party audit of Amex’s regulatory policies and procedures for the period during which NYSE Amex operated on the NYSE Euronext trading systems and facilities.

The SEC order relating to the settlement provides that the auditor is required to report its opinion to Amex’s Board of Governors and to the SEC, and the audit opinion is to be included in Amex’s annual report. As Amex did not have an annual report at or after that date, the conclusion of each regulatory auditor is included herein.

The conclusion provided in Daylight’s audit report dated April 22, 2010 is as follows:

Daylight’s audit found that the Amex’s surveillance, examination, investigation and disciplinary programs relating to trading applicable to all Floor Members during the [legacy] period was well controlled, given the challenges presented by staffing and carryover IT issues. Pursuant to the [order of the SEC Instituting Administrative and Cease-and-Desist Proceedings, Making Findings and Imposing Remedial Sanctions, a Censure and a Cease-and-Desist Order Pursuant to Sections 19(h)(1) and 21C of the Securities Exchange Act of 1934, Release No. 55507/March 22, 2007, File No. 3-12594 (the “2007 SEC Order”)] Daylight made the following determinations:

* * *

The Amex’s trading policies and procedures are reasonably designed and effective to ensure compliance with and to detect and deter violations of federal securities laws and the Amex’s trading rules. The audit found no issues with the design of the program’s policies and procedures.

* * *

The Amex complied with its policies and procedures during the Stub period. The Amex had made significant improvements in complying with their policies and procedures since the events that gave rise to the 2007 SEC Order, and this audit found that the Amex regulatory program maintained its high standard during the Stub period. The audit revealed 17 observations related to the surveillance program, six observations concerning the examination program and two observations concerning the enforcement program, related to compliance with the policies and procedures. These issues did not significantly impair the Amex’s compliance with their policies and procedures.

* * *

The Amex was in compliance with . . . commitments . . . to OCIE and the Division of [Trading and Markets] relating to compliance with trading rules on surveillance for trading rule violations.

* * *

The Amex was in compliance with the commitments identified in the 2007 SEC Order.

* * *

The Amex was in compliance with commitments contained in section IV.B.f. of the [order issued by the SEC on September 11, 2000].

The James H. Cheek, III and Bass, Berry & Sims PLC opinion dated June 16, 2010 is as follows:

Pursuant to our retention by NYSE Amex LLC (“Amex”) and NYSE Euronext, as contemplated in the Order of the [SEC], dated March 22, 2007 (the “2007 Order”), we have conducted a comprehensive audit of the Amex’s surveillance, examination, investigation and disciplinary programs relating to trading applicable to all designated market makers and floor brokers, in the case of Amex equities trading, and specialists, directed market makers, market makers and floor brokers, in the case of Amex options trading (collectively, “Floor Members”), for the period beginning with the relocation of Amex trading from its legacy trading system to NYSE Euronext systems and facilities (such relocation occurred on December 1, 2008, in the case of Amex equities, and March 2, 2009, in the case of Amex options) and ending April 28, 2010 (the “Audit Period”).

Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Board of Directors of NYSE Euronext, the Director of the [OCIE] and the Director of the Division of Trading and Markets (“Trading and Markets”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) the Amex’s policies and procedures were reasonably designed and effective to ensure compliance with, and to detect and deter violations of, the federal securities laws and the Amex’s rules relating to trading by Floor Members; and (2) the Amex was in compliance with (i) the above-referenced policies and procedures; (ii) any outstanding commitments made by the Amex in relation to the written recommendations made by OCIE or Trading and Markets relating to compliance with trading rules or surveillance for trading rule violations; and (iii) any undertakings contained in the 2007 Order or Section IV.B.f. of the Order of the [SEC] dated September 11, 2000.

Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Amex rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of the Amex’s policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.

Europe

Euronext operates exchanges in five European countries. Each of the Euronext exchanges and Euronext N.V. holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the finance ministry in the relevant European country. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to a memorandum of understanding (“MOU”) relating to the regulated markets. Representatives of Euronext’s regulatory authorities meet in working groups on a regular basis to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulatory requirements.

The integration of Euronext’s trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext’s cash and derivatives markets, which contains a set of harmonized rules and a set of exchange-specific rules.

Regulation of Euronext

The regulatory framework in which Euronext operates is substantially influenced and partly governed by European directives. In November 2007, the MiFID went into effect. MiFID is one of the key directives of the Financial Services Action Plan (“FSAP”), which was adopted by the EU in 1999 in order to create a single market for financial services by harmonizing the member states’ rules on securities, banking, insurance, mortgages, pensions and all other financial transactions. The progressive implementation by European member states of the FSAP directives has enabled and increased the degree of harmonization of the regulatory regime for financial services, offering, listing, trading and market abuse. Regulators in Europe are currently reviewing issues related to market structure and financial regulation. In addition, there is a scheduled MiFID review in the first quarter of 2011, which we expect will culminate in formal legislative proposals in the second quarter of 2011.

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

National Regulation

Euronext’s European market operators hold licenses for operating the following EU regulated markets:

•	Euronext Amsterdam operates two regulated markets: one stock market (Euronext Amsterdam) and one derivatives market (Euronext Amsterdam Derivatives Market, i.e., the Amsterdam market of NYSE Liffe);

•	Euronext Brussels operates two regulated markets: one stock market (Euronext Brussels) and one derivatives market (Euronext Brussels Derivatives Market, i.e., the Brussels market of NYSE Liffe);

•	Euronext Lisbon operates two regulated markets: one stock market (Euronext Lisbon) and one derivatives market (Euronext Lisbon Futures and Options Market, i.e., the Lisbon market of NYSE Liffe);

•	Euronext Paris operates three regulated markets: one stock market (Euronext Paris) and two derivatives markets (MONEP and MATIF, i.e., the Paris markets of NYSE Liffe); and

•	LIFFE Administration and Management operates two regulated markets, a derivatives market (the London International Financial Futures and Options Exchange, i.e., the London market of NYSE Liffe) and NYSE Euronext London. Through the NYSE Liffe Clearing transaction, the London market of NYSE Liffe became the central counterparty to trades on its market.

Each market operator also operates a number of markets that do not fall within the EU definition of “regulated markets.” Each market operator is subject to national laws and regulations pursuant to its market operator status.

Euronext Amsterdam

Operation of a regulated market in the Netherlands requires a license from the Dutch Minister of Finance, which may amend or revoke the license at any time. AFM, together with De Nederlandsche Bank, acts as the regulatory authority for members of Euronext Amsterdam, supervises the primary and secondary markets, ensures compliance with market rules and monitors clearing and settlement operations. See also “— Regulation of Euronext” above.

Euronext Brussels

Euronext Brussels is governed by, and recognized as a market undertaking under, the Belgian Act of August 2, 2002. Pursuant to the Act, the Commission Bancaire, Financière et des Assurances (“CBFA”) is responsible for disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers. Euronext Brussels is responsible for the organization of the markets and the admission, suspension and exclusion of members, and has been appointed by law as a “competent authority” within the meaning of the Listing Directive.

Euronext Lisbon

Euronext Lisbon is governed by the Portuguese Decree of Law no. 357-C/2007, which, along with the Portuguese Securities Code and regulations of the Comissão do Mercado de Valores Mobilários (“CMVM”), govern the regime for regulated and non-regulated markets, market operators and all companies with related activities in Portugal. The creation of regulated market companies requires prior authorization in the form of a decree from the

Portuguese Minister of Finance, following consultation with the CMVM. The CMVM is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings.

Euronext Paris

Euronext Paris is subject to the French Monetary and Financial Code, which authorizes the French Minister of Finance to confer and revoke regulated market status upon the recommendation of the Autorité des Marchés Financiers (“AMF”) and following an opinion from the Autorité de Contrôle Prudentiel (“ACP”).

Euronext Paris is also subject to French banking legislation and regulations as a specialized financial institution, which means that it is subject to supervision by the ACP and the Commission Bancaire. Euronext, as the indirect parent of Euronext Paris for purposes of banking regulations, is also subject to certain reporting and statutory requirements, including those relating to minimum solvency and other ratios and minimum equity requirements.

LIFFE Administration and Management

LIFFE Administration and Management (the London market of NYSE Liffe) administers the markets for financial and commodity derivatives in London and also administers and operates NYSE Euronext London, both of which are overseen by the U.K. Financial Services Authority (“FSA”). In the United Kingdom, financial services legislation comes under the jurisdiction of Her Majesty’s Treasury, while responsibility for overseeing the conduct of regulated activity rests with the FSA. LIFFE Administration and Management is designated as a self-clearing recognized investment exchange pursuant to the U.K. Financial Services and Markets Act 2000.

Other UK Regulated Firms

LIFFE Services Ltd. is regulated by the FSA as a service company. Secfinex Ltd, whose principal activity is the operation of an electronic trading facility for securities borrowing and lending, is regulated by the FSA as an authorized person. Smartpool Limited is an MTF regulated by the FSA.

Listing and Financial Disclosure

The rules regarding public offerings of financial instruments and prospectuses as well as ongoing (ad hoc and periodic) disclosure requirements for listed companies are set forth in the Prospectus Directive and Transparency Directive, which have been implemented in Euronext countries by each legislative body and regulator. Companies seeking to list and trade their securities on a Euronext market must comply with the harmonized listing requirements of Rulebook I and, following admission, with the ongoing disclosure requirements set forth by the competent authority of their home member state.

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

Trading and Market Monitoring

MiFID, the Market Abuse Directive, the European Securities and Markets Authority’s standards and the Euronext Rulebooks all provide minimum requirements for monitoring of trading and enforcement of rules by Euronext as the operator of regulated markets. Euronext has set up a framework to organize market monitoring by which it:

•	monitors trading in order to identify breaches of the rules, disorderly trading conditions or conduct that may involve market abuse;

•	reports to the relevant national regulator of breaches of rules or of legal obligations relating to market integrity; and

•	monitors compliance with and enforces the Euronext Rulebooks.

Market surveillance and monitoring are implemented through a two-step process consisting of real-time market surveillance and post-trade (i.e., “next day”) analysis of executed trades. Real-time monitoring of the markets is performed by Cash Market Operations (“CMO”) and, for derivatives markets, by NYSE Liffe Market Services (“NLMS”). Suspected cases of market abuse are reported to the relevant regulator and possible infringements of Euronext rules are reported to the Market Integrity Department of Euronext. Post-trade monitoring is undertaken by the Market Integrity Department in respect of the cash and continental derivatives markets and by the Audit, Investigation and Membership Unit (“AIM”) in respect of the London derivatives market. Both departments have monitoring tools that are used to detect and deter particular types of abusive behavior and conduct audits of member firms. The Market Integrity Department and AIM are also responsible for the conduct of on-site member inspections and investigations, and handles infringements of Euronext rules through enforcement actions.

Ownership Limitations

The rules set forth below apply to an acquisition of a direct or indirect interest in NYSE Euronext, and in the case of our European markets, our European market operator subsidiaries. These rules are in addition to shareholder reporting rules applicable to listed companies generally.

•	Under our charter, no person (either alone or together with its related persons) may beneficially own shares of our common stock representing in the aggregate more than 20% of the total number of votes entitled to be cast on any matter; and no person (either alone or together with its related persons) shall be entitled to vote or cause the voting of shares of our common stock representing in the aggregate more than 10% of the total number of votes entitled to be cast on any matter, and no person (either alone or together with its related persons) may acquire the ability to vote more than 10% of the total number of votes entitled to be cast on any matter by virtue of agreements entered into by other persons not to vote shares of our outstanding capital stock.

•	Under Dutch law, no shareholder may hold or acquire, directly or indirectly, or try to increase its stake to more than 10% of a recognized market operator without first obtaining a declaration of no-objection from the Dutch Minister of Finance.

•	Under French law, the acquisition and divesture by any person or group of persons acting in a concerted manner of 10%, 20%, 33 1/3% or 50% of Euronext Paris shares or voting rights must be authorized by ACP. By exception to the above, in the event that the acquisition or divesture of shares takes place outside of France between non-French persons, such acquisition or divesture need only be notified to the ACP, which, if it determines that such transaction could adversely affect the fit and proper management of Euronext Paris, could decide to review and amend Euronext’s credit institution license.

•	Also under French law, any person or group of persons acting in concert who acquires Euronext Paris shares or voting rights in excess of 10%, 20%, 33 1/3%, 50% or 66 2/3% is required to inform Euronext Paris, which in turn must notify the AMF and make the information public. Any person acquiring direct or indirect control must obtain the prior approval of the Minister of Finance upon recommendation of the AMF.

•	Under Belgian law, any person who intends to acquire securities in a market undertaking and who would, as a result of such acquisition, hold directly or indirectly 10% or more of the share capital or of the voting rights in that market undertaking, must provide prior notice to the CBFA. The same obligation applies each time such person intends to increase its ownership by an additional 5%.

•	Under Portuguese law, a shareholder who intends to acquire, directly or indirectly, a dominant holding in a Portuguese market operator must obtain the prior authorization of the Portuguese Ministry of Finance. In addition, all entities acquiring or disposing of a holding (direct or indirect) in a market undertaking in Portugal at the level of 2%, 5%, 10%, 20%, 33 1/3%, 50%, 66 2/3% and 90% of the voting rights, must notify the CMVM of the acquisition or disposal within three business days following the relevant transaction.

ITEM 1A.	RISK FACTORS

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

Our current and prospective competitors are numerous and include both traditional and nontraditional trading venues. These include regulated markets, electronic communications networks and other alternative trading systems, multilateral trading facilities, market makers, banks, brokers and other financial market participants. Some of these competitors are also among our largest customers. We also face significant and growing competition from financial institutions that have the ability to divert trading volumes from us. For example, banks and brokers may assume the role of principal and act as counterparty to orders originating from their customers, thus “internalizing” order flow that would otherwise be transacted on one of our exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their order flows, depriving our exchanges of potential trading volumes. We expect to face competition from new entrants into our markets, as well as new initiatives sponsored by existing market participants such as banks and liquidity providers.

We compete with other market participants in a variety of ways, including the cost, quality and speed of trade execution, market liquidity, the functionality, ease of use and performance of trading systems, the range of products and services offered to customers and listed companies, technological innovation and reputation. Additionally, our competitors may consolidate and form alliances, which may give their markets greater liquidity, lower costs and better pricing than we will be able to offer, and allow them to better leverage their relationships with customers and alliance partners or better exploit brand names to market and sell their services.

Many of our current and prospective competitors have greater financial resources than we do, and many are subject to less burdensome regulation than we face. See “— Risks Relating to Regulation — We may face competitive disadvantages if we do not receive necessary regulatory approvals for new business initiatives.” If we fail to compete successfully, our business, financial condition and operating results may be adversely affected. For more information on the competitive environment in which we operate, see Item 1 — “Business.”

Our industry is characterized by intense price competition.

Our industry is characterized by intense price competition. The pricing model for trade execution for equity securities has changed in response to competitive market conditions. In recent years, some of our competitors have engaged in aggressive pricing strategies, including lowering the fees that they charge for taking liquidity and increasing the liquidity payments (or rebates) they provide as an incentive for providers of liquidity in certain markets. In addition, our listing fees are subject to competitive pressures. It is likely that we will continue to experience significant pricing pressures, including as a result of continuing consolidations, and that some of our competitors will seek to increase their share of trading or listings by further reducing their transaction fees, by offering larger liquidity payments or by offering other forms of financial or other incentives. As a result, we could lose a substantial percentage of our share of trading if we are unable to effectively compete on price, or our profit margins could decline if we reduce pricing in response. Some competitors, especially those outside of the United States, have high profit margins in business areas in which we do not engage, which may enable them to execute these strategies. In addition, many internalization strategies are driven by a cost-saving or profit incentive, thus further increasing the desire for our customers to avoid incurring fees on our exchanges. This environment could lead to loss of order flow and decreased revenues, and consequently could adversely affect our business, financial condition and operating results.

Adverse economic conditions could negatively impact our business, financial condition and operating results.

General economic conditions affect the overall level of trading activity and new listings in securities markets, which directly impact our operating results. A significant portion of our revenue depends, either directly or indirectly, on transaction-based fees that, in turn, depend on our ability to attract and maintain order flow, both in absolute terms and relative to other market centers. Adverse economic conditions may result in a decline in trading volume and demand for market data and a deterioration of the economic welfare of our listed companies, which may adversely affect our revenues and future growth. Declines in volumes may impact our market share or pricing structures. Poor economic conditions may also negatively impact new listings by reducing the number or size of securities offerings.

We also generate a significant portion of our revenues from listing fees. Poor economic conditions, industry-specific circumstances, capital market trends and regulatory requirements may also negatively impact new listings by reducing the number or size of securities offerings.

Global market and economic conditions have been difficult and volatile in recent years, in particular for financial services companies that are our most significant customers. While volatile markets can generate increased transaction volume, prolonged recessionary conditions can adversely affect trading volumes and the demand for market data, and can lead to slower collections of accounts receivable as well as increased counterparty risk. In the event of a significant and sustained decline in trading volumes, we would lose revenue, and our inability to quickly reduce infrastructure and overhead expenses would likely adversely affect our business, financial condition and operating results.

During 2009 and 2010, companies in many different industries found it difficult to borrow money from banks and other lending sources, and also experienced difficulty raising funds in the capital markets. While access to credit markets has improved, the upheaval in the credit markets continues to impact the economy. While we have not experienced reductions in our borrowing capacity, lenders in general have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should lenders continue to take additional similar actions, the cost of conducting our business may increase and our ability to implement our business initiatives could be limited. In addition, our ability to raise financing could be impaired if rating agencies, lenders or investors develop a negative perception of our long-term or short-term financial prospects, or of prospects for our industry.

Risks Relating to Our Business

Our share of trading in NYSE- and Euronext-listed securities has declined and may continue to decline.

As a result of increasing competition, including from nontraditional trading venues and other competitors that are also among our largest customers, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 38% in 2009 to 36% in 2010. Our market share of Euronext-listed securities remained relatively stable in 2010. MTFs offer trading in the securities listed on Euronext and other European regulated markets and compete directly with us for market share. Although our share of the market for NYSE- and Euronext-listed securities has stabilized somewhat, if our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. Similarly, a lower trading share of NYSE- or Euronext-listed securities may cause issuers to question the value of an NYSE or Euronext listing, which could adversely impact our listing business. If growth in our overall trading volume of NYSE- or Euronext-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in NYSE- or Euronext-listed securities makes the NYSE or Euronext market appear less liquid, then our business, financial condition and operating results could be adversely affected.

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

Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. Our financial condition and operating results are also dependent upon the success of our information services and technology solutions business, which, in turn, is directly dependent on the commercial well being of our customers. We have no direct control over these variables. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. These variables are in turn influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including those described under “— Risks Relating to Our Industry — Adverse economic conditions could negatively impact our business, financial condition and operating results” and factors such as:

•	broad trends in business and finance, including industry-specific circumstances, capital market trends and the mergers and acquisitions environment;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy;

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among regulated and unregulated markets if significant policy differences emerge among markets;

•	the perceived attractiveness, or lack of attractiveness, of the U.S. or European capital markets;

•	the outbreak of contagious disease pandemics or other public health emergencies in the regions in which we operate which could decrease levels of economic and market activities; and

•	unforeseen market closures or other disruptions in trading.

If levels of activity on our exchanges are adversely affected by any of the factors described above or other factors beyond our control, then our business, financial condition and operating results could also be adversely affected.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-life intangible assets are tested for impairment at least annually, and are also tested when factors arise that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, such as a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our businesses. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impairment of Goodwill, Intangible Assets and Other Assets.” If additional impairment charges are incurred, our financial condition and operating results could be adversely affected.

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

We have in the past and may continue to enter into business combination transactions, make acquisitions and enter into partnerships, joint ventures and other strategic investments or alliances, some of which may be material. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of consolidation in the exchange sector and existing or potential future restrictions on foreign direct investments in some countries. Market conditions may limit our ability to use our stock as an acquisition currency. In addition, our bylaws require acquisitions, mergers and consolidations involving more than 30% of our aggregate equity market capitalization or value (or, under certain circumstances, transactions involving an entity whose principal place of business is outside of the United States and Europe) to be approved by two-thirds of our directors. These and other factors may adversely affect our ability to identify acquisition targets or strategic partners consistent with our objectives, or may make us less attractive as an acquirer or strategic partner.

We cannot be sure that we will complete any business combination, acquisition, partnership, joint venture or strategic investment or alliance that we announce. Completion of these transactions is usually subject to closing conditions, including regulatory approvals, over which we have limited or no control. In particular, our recently announced business combination agreement with Deutsche Börse AG is subject to approval by holders of a majority of the outstanding NYSE Euronext shares and to a 75% acceptance level of the exchange offer to Deutsche Börse shareholders as well as approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions. Even if we do succeed in completing a transaction, the process of integration may produce unforeseen operating difficulties and expenses and may absorb significant attention of management that would otherwise be available for the ongoing development of the business. In addition, in connection with any such transaction, we may issue shares of our stock that dilute our existing stockholders, expend cash, incur debt, assume contingent liabilities or incur other expenses, any of which could harm our business, financial condition or operating results.

We cannot be sure that we will recognize the anticipated benefits of any transaction we undertake, such as any expected cost savings, growth opportunities, synergies or improvements in our competitive profile A variety of factors, including unanticipated difficulties integrating our existing technology platforms onto our Universal Trading Platform, regulatory changes, competitive developments, labor conflicts and litigation, currency fluctuations and inflation, may adversely affect any anticipated cost savings, revenue potential or other anticipated benefits. The anticipated benefits of a particular transaction may not be realized fully, or may take longer to realize than expected.

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

We may enter into or increase our presence in markets that already possess established competitors who may enjoy the protection of high barriers to entry. Attracting customers in certain countries may also be subject to a number of risks, including currency exchange rate risk, difficulties in enforcing agreements or collecting receivables, longer payment cycles, compliance with the laws or regulations of these countries, and political and regulatory uncertainties. We may also expand our presence or enter into newly developing arenas of competition, such as MTFs in Europe, where less regulated competitors exist and demand for such services is subject to uncertainty. As a result, demand and market acceptance for our products and services within these markets will be subject to a high degree of uncertainty and risk. We may be unable to enter into or increase our presence in these markets and compete successfully.

We have also recently expanded into the commercial technology business through our Information Services and Technology Solutions segment as a part of our business strategy. Our experience in this line of business is limited and demand and market acceptance for our products and services within this line of business will be subject to a high degree of uncertainty and risk and we may be unable to compete successfully with more experienced market participants.

Our business may be adversely affected by risks associated with clearing activities.

Our U.K.-regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsources certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the market turmoil and tightening credit markets, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default. See Item 1 — “Business — Derivatives — NYSE Liffe Clearing.”

We have also entered into a joint venture with the DTCC to establish NYPC, which is expected to be operational during the first half of 2011, pending regulatory approvals. NYPC will initially clear fixed income futures listed on NYSE Liffe US, with the ability to add other exchanges and Derivatives Clearing Organizations in the future. We plan to commit a $50 million financial guarantee to the NYPC default fund and will face clearing risks similar to those we expect to face with respect to NYSE Liffe Clearing. We may also in the future expand our clearing operations to other markets and financial products, which would increase our exposure to these types of risks.

We operate in a business environment that continues to experience significant and rapid technological change.

Technology is a key component of our business strategy, and we regard it as crucial to our success. We seek to offer market participants a comprehensive suite of best-in-class technology solutions in a centralized environment, including successfully transitioning to our Universal Trading Platform on a global basis and implementing our global data center strategy. However, we operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, capacity, accessibility and features of our trading platforms, software, systems and technologies. Our success will depend, in part, on our ability to:

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

The development and expansion of electronic trading and market data-related technologies entail significant technological, financial and business risks. Any failure or delay in exploiting technology, or failure to exploit technology as effectively as competitors, could adversely affect our business, financial condition and operating results.

The adoption of new technologies or market practices may require us to devote additional resources to improve and adapt our services. For example, the growth of algorithmic and so called “black box trading” requires us to increase systems and network capacity to ensure that increases in message traffic can be accommodated without an adverse effect on system performance. Keeping pace with these ever-increasing requirements can be expensive, and we cannot be sure that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could adversely affect our business, financial condition and operating results. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed revenue and reduce our working capital and income.

Our reliance on third parties could adversely affect our business if these third parties cease to perform the functions that they currently perform at NYSE Euronext.

We rely on third parties for certain clearing, regulatory and other services. For example, we are dependent on LCH.Clearnet to provide a clearing guarantee and manage related risk functions in connection with clearing on our European cash and derivatives markets. We also rely on the services of Euroclear for settling transactions on our European cash markets (except in Portugal). FINRA performs the market surveillance and enforcement functions for our U.S. equities and options markets, NYSE, NYSE Arca and NYSE Amex. Although NYSE Regulation oversees FINRA’s performance of regulatory services for our markets, and NYSE Regulation has retained staff associated with such responsibility as well as for rule development and interpretations, regulatory policy, oversight of listed issuers’ compliance with applicable listing standards and real-time stockwatch reviews, we are significantly reliant on FINRA to perform these regulatory functions. We also depend on the Consolidated Tape Association to oversee the dissemination of real-time trade and quote information in NYSE- and NYSE

Amex-listed securities. To the extent that any of these third parties experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

We also rely on members of our trading community to maintain markets and add liquidity. Global market and economic conditions have been difficult and volatile in recent years, in particular for financial services companies such as our members. To the extent that any of our largest members experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform market making activities, our business or our reputation may be materially adversely affected.

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

Our U.S. exchanges compete for listings of securities of both U.S. and non-U.S. companies. However, the legal and regulatory environment in the United States, and market perceptions about that environment, may make it difficult for our U.S. exchanges to compete with non-U.S. exchanges for listings. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. companies with securities listed on a U.S. exchange. Significant resources are necessary for companies to comply with the requirements of the Sarbanes-Oxley Act, and we believe this has had an adverse impact on the ability of our U.S. exchanges to attract and retain listings. Furthermore, as described under “— Risks Relating to Regulation — We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe,” the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes new corporate governance requirements on U.S. listed companies, which may diminish the relative attractiveness of a listing on a U.S. exchange and adversely affect the ability of our U.S. exchanges to attract and retain listings. The number of U.S. companies that have chosen to list shares exclusively on a non-U.S. exchange has increased in recent years. At the same time, both U.S. and non-U.S. companies are increasingly seeking to access the U.S. capital markets through private transactions that do not involve listing on a U.S. exchange, such as through Rule 144A transactions directed exclusively to mutual funds, hedge funds and other large institutional investors.

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

Securities and derivatives markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earning estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates or ratings downgrades;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of, or of us by, other companies;

•	developments in our industry; and

•	general economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

Risks Relating to Regulation

We operate in a highly regulated industry and may be subject to censures, fines and other legal proceedings if we fail to comply with our legal and regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation. The securities industry is subject to extensive governmental regulation and could become subject to increased regulatory scrutiny. As a matter of public policy, these regulations are designed to safeguard the integrity of the securities and other financial markets and to protect the interests of investors in those markets. The SEC and CFTC regulate our U.S. exchanges and have broad powers to audit, investigate and enforce compliance with their rules and regulations and impose sanctions for non-compliance. European regulators have similar powers with respect to our exchanges in their respective countries. As the scope of our business expands, we may also become subject to oversight by other regulators. In addition, as described below, there has been and may continue to be increasing demand for more regulation and stricter oversight which could cause excessive regulatory burdens. Our ability to comply with applicable laws and rules will largely depend on our establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel.

Both the U.S. regulators and the European regulators are vested with broad enforcement powers over exchanges in their respective jurisdictions, including powers to censure, fine, issue cease-and-desist orders, prohibit an exchange from engaging in some of its operations or suspend or revoke an exchange’s recognition, license or registration. In the case of actual or alleged noncompliance with regulatory requirements, our exchanges could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of an exchange’s recognition, license or registration. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and could adversely affect our business, financial condition and operating results. Furthermore, action by any of our regulators requiring us to limit or otherwise change our operations, or prohibiting us from engaging in certain activities, could adversely affect our business, financial condition and operating results. For instance, on September 30, 2010, the SEC and CFTC issued a joint report presenting their findings regarding the market events of May 6, 2010, commonly referred to as the “flash crash”. Although we do not anticipate that the joint report will lead to the adoption of significant regulatory changes that adversely affect our business, the risk of such changes is heightened as a result of the breadth of the review by the SEC and CFTC, the impact of the May 6th event on investors and the marketplace, and the fact that certain aspects of our business were highlighted in the joint report. Furthermore, any regulatory changes in response to the flash crash and joint report may impact certain of our customers’ business models and practices, in particular high frequency trading, which may in turn affect our business.

We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe.

On June 30, 2010, the House passed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”). The Senate passed the Act on July 15, 2010 and the President signed it into law on July 21, 2010. Few provisions of the Act became effective immediately upon signing and many of its provisions require the adoption of regulations by various federal agencies and departments. Furthermore, the legislation contains substantial ambiguities, many of which will not be resolved until regulations are adopted. As a result, it is difficult to predict all of the effects that the legislation will have on us, although we do expect it to impact our business in various and significant ways. For instance, NYPC, our joint venture futures clearing organization that we expect to become operational in the first half of 2011, pending regulatory approvals, could become subject to heightened prudential standards to be adopted by the CFTC as well as to the Federal Reserve’s back-up authority to regulate financial market utilities that are primarily regulated by the CFTC, if NYPC is designated as systemically important. In addition, other of our subsidiaries that are not regulated in the U.S. today could be required to register with regulatory authorities and be subject to extensive regulation. The Act authorizes the SEC and CFTC to adopt position limits on the trading of swap and security-based swap products that may trade today or in the future on the facilities of certain of our subsidiaries. Such position limits could cause market participants to change their trading behavior and could result in our experiencing a loss of transaction-based revenue and limit opportunities for future growth. The Act also provides regulators, such as the SEC, with enhanced examination and enforcement authorities, which could result in our regulated subsidiaries incurring increased costs to respond to examinations or other regulatory inquiries.

Similar uncertainties arise in the context of financial reform and our European cash, listings and derivatives businesses, which are largely affected by European regulations. The European Commission has proposed or is consulting on significant reforms, notably on the following subjects:

•	A legislative proposal on the revision of the Markets in Financial Instruments Directive (“MiFID”) that governs most of NYSE Euronext’s day-to-day activities as a market operator is expected to be released by the European Commission during the course of 2011. In December 2010, the European Commission issued a Public Consultation on the MiFID Review. On February 2, 2011, NYSE Euronext submitted a written response to the Commission’s Public Consultation;

•	In September 2010, the European Commission released a legislative proposal for a Regulation on OTC derivatives, central counterparties and trade repositories (formerly, the European Market Infrastructure Regulation (“EMIR”)). NYSE Euronext and over two hundred other parties responded to the Commission’s Public Consultation with detailed written submissions. The adoption of the Regulation is subject to the co-decision process by the European Parliament and the Council, with political agreement expected to be achieved by the end of 2011. This would enable EMIR to be implemented in 2012, in line with the G20 timetable. The original emphasis in EMIR was on mandating central counterparty (“CCP”) clearing for “eligible” OTC contracts. However, detailed discussion continues about the full scope of the Regulation, regulatory standards for CCPs, and others, which may carry a risk of potentially burdensome and costly operational requirements being imposed on CCPs. In addition, work within the Bank for International Settlements is expected to lead to the current zero risk weighting of collateral lodged with CCPs being replaced by a more burdensome regime for a CCP’s counterparties;

•	In September 2010 the European Commission published a legislative proposal for a Regulation on short selling and certain aspects of credit default swaps to regulate short selling activity in the EU. The adoption of the Short Selling Regulation is currently subject to the co-decision process with the European Parliament and the Council;

•	The European Commission has carried out a Public Consultation in relation to the Market Abuse Directive (“MAD”), and is expected to release a legislative proposal for a revised MAD during the course of 2011.

If and when the above legislative proposals are adopted, and if any other European legislation affecting our business is adopted or amended, they could have a material adverse effect on our business.

In addition, our European businesses are also subject to national legislation in Europe. Part of the legislation governing financial markets in the European countries where we operate is undergoing reform and new legislation is being enacted or proposed. For example, on July 26, 2010, the UK Government announced its plans for reforming the UK regulatory regime, to involve the abolition of the Financial Services Authority (“FSA”) and its replacement with two separate regulators, one covering prudential risks and the other conduct of business matters. This would mean that, from the end of 2012, our London trading market of NYSE Liffe would be principally overseen by a new regulator, the Consumer Protection and Markets Authority (“CPMA”), whereas our London-based clearing activities would be principally regulated by the Bank of England. All of these changes could affect our business in the future. In Belgium, as from March 2011 prudential competences of the Commission bancaire, financière et des assurances (“CBFA”) should be transferred to the Belgian National Bank with possible impact on our clearing activities.

Finally, three new independent European agencies (the European Securities Markets Authority (“ESMA”) in the field of financial markets, the European Banking Authority (“EBA”) for the banking field and the European Insurance and Occupational Pensions Authority (“EIOPA”) for insurances and occupational pensions companies) have been created to contribute to safeguard the stability of the European Union’s financial system by ensuring the integrity, transparency, efficiency and orderly functioning of securities markets, as well as enhancing investor protection. In particular, ESMA is intended to foster supervisory convergence both amongst securities regulators, and across financial sectors by working closely with the other competent European Supervisory Authorities. The need for those agencies to become fully operational and the dialogue they will have to put in place with the national competent regulators could slow the process and the implementation of any new measures.

It is expected that market participants will change their behavior in response to these new regulations. We are highly dependent upon the levels and nature of activity on our exchanges, in particular the volume of financial instruments traded, the number of traders in the market, the relative attractiveness of the financial instruments traded on our exchanges and similar factors. To the extent that the above regulatory changes cause market participants to reduce the levels or restrict the nature of activity on our exchanges, our business, financial condition and operating results may be adversely affected. Furthermore, our U.S. and international exchanges compete for listings in other jurisdictions. If the Act or any of the pending European legislation described above adversely affects the legal and regulatory environment surrounding the markets we operate, or the market perceptions thereof, it may make it difficult for our exchanges to compete with competitor exchanges in different jurisdictions. For instance, the Act imposes new corporate governance requirements on U.S.-listed companies, which may diminish the relative attractiveness of a listing on a U.S. exchange and adversely affect the ability of our U.S. exchanges to attract and retain listings.

We may face competitive disadvantages if we do not receive necessary or timely regulatory approvals for new business initiatives.

We currently operate three U.S. registered national exchanges and one DCM. Pursuant to U.S. laws and regulations, these exchanges are responsible for regulating their member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of their member organizations and the individuals associated with them. Changes to the rules of the U.S.-registered securities exchanges are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our U.S. exchanges, to the extent affecting the activities of these exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our or our U.S. exchanges’ organizational documents or rules.

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

Any delay or denial of a requested approval could cause us to lose business opportunities, slow our ability to integrate our different markets or slow or impede our ability to change our governance practices. Our competitive position could be significantly weakened if our competitors are able to obtain regulatory approval for new functionalities faster, or with less cost or difficulty, than we are, or if approval is not required for our competitors but is required for us. For instance, we may be adversely affected if we are unable to obtain SEC approval to make permanent our New Market Model pilot program, which includes the creation of designated market makers. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as we seek to expand our product base, we could become subject to the oversight of additional regulatory bodies.

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

In addition, in connection with obtaining regulatory approval of the merger between NYSE and Euronext, we implemented certain special arrangements consisting of two standby structures, one involving a Dutch foundation and one involving a Delaware trust. The Dutch foundation is empowered to take actions to mitigate the adverse effects of any potential changes in U.S. law that have certain extraterritorial effects on the European regulated markets of NYSE Euronext, and the Delaware trust is empowered to take actions to ameliorate the adverse effects of any potential changes in European law that have certain extraterritorial effects on our U.S. exchanges. These actions include the exercise by the foundation or the trust of potentially significant control over our European or U.S. operations, as the case may be. Although the Dutch foundation and the Delaware trust are required to act in our best interest, subject to certain exceptions, and any remedies implemented may be implemented only for so long as the effects of the material adverse application of law persist, we may, as a result of the exercise of such rights, be required to transfer control over a substantial portion of our business and assets to the direction of the trust or of the foundation. Any such transfer of control could adversely affect our ability to implement our business strategy and operate on an integrated and global basis, which could adversely affect our business, financial condition and operating results.

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

NYSE Regulation, our wholly owned not-for-profit indirect subsidiary, oversees FINRA’s performance of market surveillance of our SEC-regulated U.S. exchanges and related enforcement activities, and enforces listed company compliance with applicable standards. Similarly, Euronext is responsible for monitoring trading and enforcing Euronext rules. Conflicts of interest may exist when a for-profit entity, such as NYSE Euronext, also functions as the operator of a regulated exchange. The for-profit entity’s goal of maximizing stockholder value might conflict with the exchange’s responsibilities as a regulator of its member and listed companies. Conflicts also arise when a company lists its securities on an exchange that it owns. The listing of our common stock on the NYSE and Euronext could potentially create a conflict between the exchanges’ regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and the exchanges’ commercial and economic interest, on the other hand. While NYSE Euronext has implemented structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful. For a discussion of some of these structural protections, see Item 1 — “Business — Regulation — United States — NYSE Regulation — Structure, Organization and Governance of NYSE Regulation.”

Our obligation to allocate significant resources to NYSE Regulation and FINRA limits our ability to reduce our expenses or use our cash in other ways.

As of June 14, 2010, FINRA performs the member regulatory functions for our U.S. equities and options markets, NYSE, NYSE Arca and NYSE Amex. NYSE Regulation oversees FINRA’s performance of these regulatory services for our markets. NYSE, NYSE Arca and NYSE Amex are required to allocate significant resources to NYSE Regulation and FINRA. In addition, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. The obligation to fund NYSE Regulation and the regulatory functions performed by FINRA for our markets could limit our ability to reduce our expense structure, and could limit our ability to invest in or pursue other opportunities that may be beneficial to our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

Our headquarters are located in New York City, at 11 Wall Street, and in Paris, at 39 Rue Cambon. Euronext’s registered office is located at Beursplein 5, 1012 JW Amsterdam, the Netherlands. In total, we maintain approximately 2.6 million square feet in offices throughout the United States, Europe and Asia. Our principal offices, used by all of our segments, consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size

11 Wall Street	Owned	N/A	370,000 sq. ft.
New York, New York
20 Broad Street	Leased	2016	293,100 sq. ft.	(1)
New York, New York
Mahwah, New Jersey	Leased	2029	395,900 sq. ft.
5 Beursplein	Owned	N/A	130,500 sq. ft.	(2)
Amsterdam, the Netherlands
39 Rue Cambon	Leased	2015	145,500 sq. ft.
Paris, France
1 Cousin Lane	Leased	2022	91,000 sq. ft.
London, United Kingdom
1 Place de la Bourse/Beursplein	Leased	2093	127,600 sq. ft.
Brussels, Belgium
196 Avenida da Liberdade	Leased	2015	13,000 sq. ft.
Lisbon, Portugal
Adelaide Exchange	Leased	2019	57,250 sq. ft.
Belfast, Ireland
Basildon, United Kingdom	Owned	N/A	315,000 sq. ft.

(1)	Does not include approximately 89,000 sq. ft. leased to third parties.

(2)	Does not include approximately 25,000 sq. ft. leased to third parties.

We believe the facilities we own or occupy are adequate for the purposes for which they are currently used and are well-maintained.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8 — “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 17 — Commitments and Contingencies — Legal Matters,” which is incorporated herein by reference.

ITEM 4.	[REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF NYSE EURONEXT

Set forth below is information regarding our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Name	Age	Title

Duncan L. Niederauer	51	Chief Executive Officer and Director
Dominique Cerutti	50	President and Deputy Chief Executive Officer
Lawrence E. Leibowitz	50	Chief Operating Officer
Michael S. Geltzeiler	52	Group Executive Vice President and Chief Financial Officer
Roland Gaston-Bellegarde	49	Group Executive Vice President and Head of European Execution
Philippe Duranton	50	Group Executive Vice President and Global Head of Human Resources
Garry P. Jones	52	Group Executive Vice President and Head of Global Derivatives
John K. Halvey	50	Group Executive Vice President and General Counsel
Claudia O. Crowley	55	Chief Executive Officer of NYSE Regulation, Inc.

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

Lawrence E. Leibowitz.  Mr. Leibowitz was appointed chief operating officer in the first quarter of 2010. In this capacity, he is responsible for operations management, global cash execution and global listings. He previously served as group executive vice president and head of U.S. Execution and Global Technology from 2007 until 2009. He joined NYSE Euronext in 2007, having served as managing director and chief operating officer, Americas Equities, at UBS Investment Bank. Prior to joining UBS in 2004, Mr. Leibowitz held the position of executive vice president, co-head of Schwab Capital Markets, the trading and execution arm of Schwab. He has served on many industry boards and committees, among them the Market Structure Committee of the former Securities Industry Association (now SIFMA).

Michael S. Geltzeiler.  Mr. Geltzeiler has served as group executive vice president and chief financial officer since 2008. Most recently, he served as president, School and Educational Services for The Reader’s Digest Association, a global media and direct marketing company. He was the organization’s CFO and senior vice president from 2001 to 2007. In 2005, Mr. Geltzeiler’s responsibilities were expanded to also include oversight for global operations and information technology. While at ACNielsen Corporation, a global information and media company, from 1995 to 2001, Mr. Geltzeiler served as CFO, SVP and controller, and CFO for ACNielsen Europe, Middle East and Africa. He held a variety of positions in corporate finance in America and abroad while at The Dun & Bradstreet Corporation, a leading provider of commercial information and insight on businesses worldwide, from 1980 to 1995. Mr. Geltzeiler currently serves on the boards of the Museum of American Finance, Lerner College of Business and Economics Advisory Board, the Madison Square Boys and Girls Club, the NYSE Foundation and the Euronext Supervisory Board, as well as an officer of the Fallen Heroes Fund.

Roland Gaston-Bellegarde.  Mr. Gaston-Bellegarde is group executive vice president and head of European Execution. He is responsible for European listing activities as well as trading, which includes managing market operations for the four Euronext markets and handling product development and user relations on the buy-side and sell-side. Mr. Gaston-Bellegarde previously served as head of Cash Trading beginning in 2000 and has been leading the process to integrate the NSC trading platform across the Euronext markets. As such, he has defined and developed the global Euronext market model for securities trading. From 1998 to 2000, Mr. Gaston-Bellegarde served as head of Cash & Derivatives Markets — ParisBourse. From 1995 to 1998, he served as head of Cash Markets — ParisBourse.

Philippe Duranton.  Mr. Duranton has served as group executive vice president and global head of Human Resources since March 2008. Prior to joining NYSE Euronext, Mr. Duranton had been senior vice president of human resources for Cognos Inc., a world leader in business intelligence and performance management solutions, from 2007 until 2008. From 2003 to 2006, he was executive vice president for GEMPLUS, a digital security provider. Prior to these positions, Mr. Duranton served in senior human resources positions at Vivendi Universal TV and Film Group and Thales, a leader in defense, aerospace, security and transportation.

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

John K. Halvey.  Mr. Halvey has served as group executive vice president and general counsel of NYSE Euronext since 2008. Mr. Halvey also serves on the supervisory board of Euronext N.V. Prior to joining NYSE Euronext in 2008, Mr. Halvey was a corporate partner with the international law firm of Milbank, Tweed, Hadley & McCloy, LLP from 1994 to 1999 and from 2001 to 2008. From 1999 to 2001, Mr. Halvey was executive vice president of Safeguard Scientifics, Inc., a private equity and venture capital firm. Mr. Halvey has practiced in all areas of corporate, technology and intellectual property law, with particular emphasis on information technology and business process related transactions and private equity transactions involving technology companies.

Claudia O. Crowley.  Ms. Crowley was appointed chief executive officer of NYSE Regulation in July 2010. She is also the chief regulatory officer of the NYSE, NYSE Arca and NYSE Amex. Ms. Crowley joined NYSE Regulation in October 2008 as senior vice president of NYSE Regulation and chief regulatory officer of NYSE Amex. She also became chief of staff of NYSE Regulation in January 2009. Prior to joining NYSE Regulation, Ms. Crowley was senior vice president and chief regulatory officer at the American Stock Exchange (now NYSE Amex). She joined the American Stock Exchange in 1983 as an enforcement attorney and later served on the legal staff. Ms. Crowley reports solely to the NYSE Regulation board of directors. Ms. Crowley performs certain policy-making functions with respect to NYSE Euronext. She has informed and assisted our management in developing regulatory policies and assisted management in the development and structuring of our U.S. market structure initiatives. Ms. Crowley does not report to the NYSE Euronext board of directors or any of its executive officers.

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

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock.

	High	Low	High	Low

2009
First quarter	$30.60	$14.52	€23.95	€11.59
Second quarter	$31.93	$17.21	€22.69	€13.11
Third quarter	$30.44	$23.70	€20.82	€16.75
Fourth quarter	$30.00	$24.27	€20.49	€16.29
2010
First quarter	$29.80	$22.30	€22.15	€16.23
Second quarter	$34.82	$26.42	€25.81	€21.42
Third quarter	$30.92	$26.58	€23.41	€20.58
Fourth quarter	$31.00	$27.30	€23.00	€20.55
2011
First quarter(1)	$39.99	$30.08	€29.85	€22.50

(1)	Figures for the first quarter of 2011 are through February 18, 2011.

As of February 18, 2011, there were approximately 621 holders of record of our common stock. On February 18, 2011, the last reported sales price for our common stock on the NYSE and Euronext Paris was $37.79 and €27.66 per share, respectively.

Dividends

The declaration of dividends by NYSE Euronext is subject to the discretion of our board of directors. In December 2009, our board of directors adopted a quarterly dividend declaration policy such that dividends would be determined quarterly by the board taking into account such factors as our evolving business model, prevailing business conditions and our financial results and capital requirements, without a predetermined annual net income payout ratio.

Throughout 2009 and 2010, quarterly dividends of $0.30 per share of common stock were paid on March 31, 2009, June 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010. A quarterly dividend of $0.30 is scheduled to be paid on March 31, 2011 to shareholders of record as of the close of business on March 16, 2011. We offer our European stockholders the ability to elect payment of the dividend in euros.

Outstanding Options and Restricted Stock

The following table sets forth information regarding the outstanding options and restricted stock units on our common stock as of December 31, 2010 (in thousands, except exercise price):

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued Upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,758	$17.67(1)	7,958
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,758	$17.67(1)	7,958

(1)	Corresponding to the weighted-average exercise price of approximately 0.4 million stock options outstanding as of December 31, 2010. Does not include outstanding rights to receive approximately 3.3 million restricted stock units for which there is no exercise price.

Treasury Stock

The number of shares of common stock outstanding on February 18, 2011 (approximately 261 million shares) does not include shares held in treasury, consisting of approximately 1.6 million shares held by a wholly owned subsidiary and 13.4 million shares purchased as part of our share repurchase program.

Unregistered Sales of Equity Securities

Consistent with customary practice in the French securities market, we are party to a liquidity agreement (contrat de liquidité) (the “Liquidity Agreement”) with SG Securities (Paris) SAS (“SG”). The Liquidity Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the AMF. The Liquidity Agreement authorizes SG to carry out market purchases and sales of our common stock on Euronext Paris for our account in order to promote the liquidity and the orderly listing of such securities on Euronext Paris. Under the Liquidity Agreement, we deposited funds into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of our common stock on Euronext Paris. Presently, the liquidity account has a nominal balance. Proceeds of sales are deposited into the liquidity account. The Liquidity Agreement has a term of 12 months and will renew automatically in April of each year unless otherwise terminated by either party. The Liquidity Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. with respect to its securities prior to the combination of NYSE Group and Euronext.

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

No transactions were carried out by SG on Euronext Paris under the Liquidity Agreement since 2008.

Stock Repurchase Program

In 2008, our board of directors authorized the repurchase of up to $1 billion of our common stock. Under the program, we may repurchase stock from time to time at the discretion of management in open market or privately negotiated transactions or otherwise, subject to applicable United States or European laws, regulations and approvals, strategic considerations, market conditions and other factors. This stock repurchase plan does not obligate us to repurchase any dollar amount or number of shares of our common stock and any such repurchases will be made in compliance with the applicable laws and regulations, including rules and regulations of the SEC and applicable EU regulations and regulations of the AMF. No shares were repurchased in 2009 and 2010. Cumulatively as of December 31, 2010, we have repurchased 13.4 million shares at an average price per share of $26.04 with an approximate dollar value of shares that may yet be repurchased under the repurchase plan of $652 million.

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock for the period from April 4, 2007 to December 31, 2010 with the cumulative total return of the S&P 500 Index and a peer group of companies consisting of five exchanges to which we compare our business and operations: CME Group, Deutsche Börse, Intercontinental Exchange, London Stock Exchange and Nasdaq OMX.

COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among NYSE Euronext, The S&P 500 Index
And A Peer Group

*	$100 invested on 4/4/07 in stock or 3/31/07 in index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2006 through December 31, 2010, which have been prepared in accordance with U.S. GAAP. As a result of a change in our reportable business segments effective in the first quarter of 2010, historical financial data has been revised to conform to this change. The information presented here is only a summary, and it should be read together with our consolidated financial statements included in this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of NYSE Euronext’s results of future operations and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In millions, except per share data)

Statement of Operations Data
Revenues
Transaction and clearing fees	$3,128	$3,427	$3,536	$2,760	$1,349
Market data	373	403	428	371	223
Listing	422	407	395	385	356
Technology services	318	223	159	130	137
Other revenues(2)	184	224	184	292	311

Total revenues	4,425	4,684	4,702	3,938	2,376
Section 31 fees	315	388	229	556	673
Liquidity payments, routing and clearing	1,599	1,818	1,592	951	339

Total revenues, less transaction-based expenses	2,511	2,478	2,881	2,431	1,364

Other operating expenses:
Compensation	613	649	664	612	558
Depreciation and amortization	281	266	253	240	136
Systems and communication	206	225	317	264	120
Professional services	282	223	163	112	110
Impairment charges	—	—	1,590	—	—
Selling, general and administrative	296	313	305	257	152
Merger expenses and exit costs	88	516	177	67	54

Operating income (loss) from continuing operations	745	286	(588)	879	234
Net interest and investment (loss) income	(108)	(111)	(99)	(60)	41
Other income	49	30	42	73	54

Income (loss) from continuing operations before income tax (provision) benefit	686	205	(645)	892	329
Income tax (provision) benefit	(128)	7	(95)	(243)	(121)

Income (loss) from continuing operations	558	212	(740)	649	208
Income from discontinued operations, net of tax(3)	—	—	7	4	—

Net income (loss)	558	212	(733)	653	208
Net loss (income) attributable to noncontrolling interest	19	7	(5)	(10)	(3)

Net income (loss) attributable to NYSE Euronext	$577	$219	$(738)	$643	$205

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In millions, except per share data)

Basic earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$2.21	$0.84	$(2.81)	$2.70	$1.38
Discontinued operations	—	—	0.03	0.02	—

	$2.21	$0.84	$(2.78)	$2.72	$1.38

Diluted earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$2.20	$0.84	$(2.81)	$2.68	$1.36
Discontinued operations	—	—	0.03	0.02	—

	$2.20	$0.84	$(2.78)	$2.70	$1.36

Basic weighted average shares outstanding	261	260	265	237	149	(5)
Diluted weighted average shares outstanding	262	261	265	238	150	(5)
Dividends per share	$1.20	$1.20	$1.15	$0.75	$—

	At December 31,
	2010	2009	2008	2007(1)	2006
	(In millions)

Balance Sheet Data
Total assets	$13,378	$14,382	$13,948	$16,618	$3,466
Current assets	$1,174	$1,520	$2,026	$2,278	$1,443
Current liabilities	1,454	2,149	2,582	3,462	806

Working capital	$(280)	$(629)	$(556)	$(1,184)	$637

Long term liabilities(4)	$3,006	$3,132	$3,005	$3,102	$991
Long term debt	2,074	2,166	1,787	494	—
NYSE Euronext stockholders’ equity	$6,796	$6,871	$6,556	$9,384	$1,669

(1)	The results of operations of Euronext have been included since April 4, 2007.

(2)	Effective July 30, 2007, the member firm regulatory functions of NYSE Regulation, including related enforcement activities, risk assessment and the arbitration service, were transferred to FINRA. Regulatory revenues, component of other revenues, decreased as a result of this transfer and in connection with pricing changes.

(3)	The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

(4)	Represents liabilities due after one year, including accrued employee benefits, deferred revenue, and deferred income taxes.

(5)	Adjusted to reflect the March 7, 2006 merger between the NYSE and Archipelago, giving retroactive effect to the issuance of shares to former NYSE members.

Selected Operating Data

The following tables present selected operating data for the periods presented. U.S. data includes NYSE Amex beginning October 1, 2008. All trading activity is single counted, except European cash trading which is double counted to include both buys and sells. The information set forth below is not necessarily indicative of NYSE Euronext’s future operations and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Volume Summary

	Year Ended December 31,
	2010	2009	2008
		(Unaudited)

Number of trading days — European markets	258	256	256
Number of trading days — U.S. markets	252	252	253
European derivatives products (contracts in thousands)	1,222,557	1,056,011	1,049,730
of which Bclear	340,840	260,950	190,874
Avg. Net Rate Per Contract (ex. Bclear)	$0.66	$0.65	$0.64
Total interest rate products(1)	587,652	517,700	554,878
Short term interest rate products	557,330	492,024	528,578
Medium and long term interest rate products	30,322	25,676	26,300
Total equity products(2)	618,226	526,170	481,606
Total individual equity products	464,563	369,915	308,574
Futures	289,334	199,045	124,469
Options	175,229	170,870	184,105
Equity index products	153,663	156,255	173,032
of which Bclear	340,840	260,950	190,874
Individual equity products	316,542	226,972	162,272
Futures	288,207	197,709	120,860
Options	28,335	29,264	41,412
Equity index products	24,298	33,978	28,602
Commodity products	16,679	12,141	13,246
U.S. Derivatives Products — Equity Options(3) (contracts in thousands)
Options contracts(4)	924,379	665,560	461,013
Avg. Net Rate Per Contract	$0.171	$0.199	$0.202
Total consolidated options contracts	3,607,981	3,366,731	3,284,761
Share of total consolidated option contracts	25.6%	19.8%	14.0%
NYSE Liffe US
Futures and Futures Options Volume	4,079	4,471	N/A
European cash products (trades in thousands)	377,122	350,282	396,956
Avg. Net Revenue Per Transaction	$0.703	$0.948	$1.581
Equities	361,870	335,405	383,119
Exchange-Traded Funds	4,540	3,677	2,365
Structured products	9,231	9,745	10,150
Bonds	1,481	1,455	1,322
U.S. Cash Products (shares in millions)	654,149	826,738	894,503

	Year Ended December 31,
	2010	2009	2008
		(Unaudited)

Avg. Net Fee per 100 Shares Handled	$0.0313	$0.0284	$0.0416
NYSE listed (Tape A) issues(5)
Handled volume(6)	474,539	604,231	653,910
Matched volume(7)	445,700	550,000	589,712
Total NYSE listed consolidated volume	1,227,390	1,432,761	1,292,987
Share of Total Consolidated Volume
Handled volume(6)	38.7%	42.2%	50.6%
Matched volume(7)	36.3%	38.4%	45.6%
NYSE Arca & Amex (Tape B) Listed Issues
Handled volume(6)	97,069	129,457	125,327
Matched volume(7)	87,252	113,278	108,452
Total NYSE Arca & Amex listed consolidated volume	366,527	475,653	376,728
Share of Total NYSE Arca & NYSE Amex Listed Consolidated Volume
Handled volume(6)	26.5%	27.2%	33.3%
Matched volume(7)	23.8%	23.8%	28.8%
Nasdaq Listed (Tape C) Issues
Handled volume(6)	82,541	93,050	115,266
Matched volume(7)	69,756	75,887	96,467
Total Nasdaq listed consolidated volume	552,422	563,411	567,878
Share of Total Nasdaq Listed Consolidated Volume
Handled volume(6)	14.9%	16.5%	20.0%
Matched volume(7)	12.6%	13.5%	16.7%
Exchange-Traded Funds(5)(8)
Handled volume(6)	93,109	126,431	130,001
Matched volume(7)	83,854	110,970	113,377
Total ETF consolidated volume	359,458	477,683	395,123
Share of Total ETF Consolidated Volume
Handled volume(6)	25.9%	26.5%	32.9%
Matched volume(7)	23.3%	23.2%	28.7%

(1)	Includes currency products.

(2)	Includes all trading activities for Bclear, NYSE Liffe’s clearing services for wholesale derivatives.

(3)	Includes trading in U.S. equity options contracts, not equity-index options.

(4)	U.S. options contracts data has been updated for the integration of NYSE Amex from October 2008 forward.

(5)	Includes all volume executed in NYSE Group crossing sessions.

(6)	Represents the total number of shares of equity securities and ETFs internally matched on the NYSE Group’s exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(7)	Represents the total number of shares of equity securities and ETFs executed on the NYSE Group’s exchanges.

(8)	Data included in previously identified categories.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities. All trading activity is single counted, except European cash trading which is double counted to include both buys and sells.

Other Operating Statistics

	Year Ended December 31,
	2010	2009	2008
		(Unaudited)

NYSE Listed Issuers
Issuers listed on U.S. Markets(1)	2,940	2,939	2,447
Number of new issuer listings(1)	361	286	908
Capital raised in connection with new listings ($ millions)(2)	$31,447	$18,997	$23,238
Euronext Listed Issuers
Issuers listed on Euronext(1)	980	1,035	1,110
Number of new issuer listings(3)	78	42	78
Capital raised in connection with new listings ($ millions)(2)	$812	$3,154	$3,333
NYSE Market Data(4)
Share of Tape A revenues(%)	47.8%	46.5%	51.8%
Share of Tape B revenues(%)	33.2%	33.1%	34.1%
Share of Tape C revenues(%)	20.0%	19.4%	20.6%
Professional subscribers (Tape A)	377,481	387,627	450,041
Euronext Market Data
Number of terminals	238,539	240,201	275,430
NYSE Euronext Employee Headcount
NYSE Euronext headcount (as of December 31)	2,968	3,367	3,757
Foreign exchange rate
Average €/US$ exchange rate	$1.33	$1.39	$1.47
Average £/US$ exchange rate	$1.55	$1.57	$1.85

(1)	Figures for NYSE listed issuers include listed operating companies, special-purpose acquisition companies and closed-end funds listed on the NYSE and NYSE Amex and do not include NYSE Arca or corporate structured products listed on the NYSE. There were 1,126 ETPs and 3 operating companies exclusively listed on NYSE Arca as of December 31, 2010. There were 465 corporate structured products listed on the NYSE as of December 31, 2010. Figures for new issuers listings include NYSE new listings (including new operating companies, special-purpose acquisition companies and closed-end funds listings on NYSE) and new ETP listings on NYSE Arca (NYSE Amex is excluded). Figures for Euronext present the operating companies listed on Euronext and do not include NYSE Alternext, Free Market, closed-end funds, ETFs and structured products (warrants and certificates). As of December 31, 2010, 155 operating companies were listed on NYSE Alternext, 273 on Free Market and 561 ETFs were listed on NextTrack.

(2)	Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of dollars by operating companies listed on NYSE and NYSE Amex only.

(3)	Euronext figures include only operating companies listed on Euronext, NYSE Alternext and Free Market.

(4)	“Tape A” represents NYSE listed securities, “Tape B” represents NYSE Arca and NYSE Amex listed securities, and “Tape C” represents Nasdaq listed securities. Per Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on the number of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection and dissemination of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. These changes reflect our current operating focus. We evaluate the performance of our operating segments based on operating income. We have aggregated all of our corporate costs, including costs to operate as a public company, within “Corporate/ Eliminations.”

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sell-side and buy-side connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

For a discussion of these segments, see Note 6 to the consolidated financial statements.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions, competition, market share and the pace of industry consolidation, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on NYSE Euronext’s cash markets, changing technology in the financial services industry, and legislative and regulatory changes, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues. For example, the growth of our trading and market data revenues could be adversely impacted if we are unsuccessful in attracting additional volumes. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.

While access to credit markets has improved in recent months, the upheaval in the credit markets that commenced in 2008 continued to impact the economy during 2009 and the first half of 2010. Equity market indices have experienced volatility and the market may remain volatile throughout 2011. Economic uncertainty in the European Union and the political upheaval in certain North African countries could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth.

As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the regulatory environment in which we operate. In particular, on July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although many of its provisions require the adoption of rules to implement, and it contains substantial ambiguities, many of which will not be resolved until regulations are adopted, such reforms could adversely affect our business or result in increased costs and the expenditure of significant resources. In addition, there are significant structural changes underway within the European regulatory framework. See Item 1A — “Risk Factors — We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe.”

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

We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets in the Middle East upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns, contagion concerns in relation to the sovereign debt issues faced by some members of the Eurozone, as well as the general state of the world economy. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as our company-wide expense reduction initiatives in order to mitigate these uncertainties.

Recent Acquisitions and Other Transactions

NYSE Bluetm

On September 7, 2010 NYSE Euronext announced plans to create NYSE Bluetm (“NYSE Blue”), a joint venture that will focus exclusively on environmental and sustainable energy markets. NYSE Blue will include NYSE Euronext’s existing investment in BlueNext, the spot market in carbon credits, and APX, Inc. (“APX”), a provider of regulatory infrastructure and services for the environmental and sustainable energy markets. NYSE Euronext will be a majority owner of NYSE Blue. Shareholders of APX, which include Goldman Sachs, MissionPoint Capital Partners, and ONSET Ventures, will take a minority equity interest in NYSE Blue in return for their shares in APX. The NYSE Blue joint venture formation closed on February 18, 2011.

National Stock Exchange of India

On May 3, 2010, NYSE Euronext completed the sale of its 5% equity interest in the National Stock Exchange of India for gross proceeds of $175 million. A $56 million gain was included in “Other income” in our consolidated statement of operations for year ended December 31, 2010 as a result of this transaction.

NYFIX, Inc.

On November 30, 2009, NYSE Euronext acquired NYFIX, Inc. (“NYFIX”) which is a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition was approximately $144 million. NYFIX’s FIX business and FIX Software business were added to the Information Services and Technology Solutions segment. The NYFIX Transaction Services U.S. electronic agency execution business, comprised of its direct market access and algorithmic products, and the Millennium Alternative Trading System was sold to BNY ConvergEX subsequent to the NYFIX acquisition.

NYSE Liffe US

During the fourth quarter of 2009, NYSE Euronext sold a significant equity interest in NYSE Liffe US to Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS. NYSE Euronext consolidates the results of NYSE Liffe US and manages the day-to-day operations of the entity, which operate under the supervision of a separate board of directors. On March 9, 2010, NYSE Euronext sold an additional 6% of NYSE Liffe US equity interest to DRW Ventures LLC.

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

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid annually in four equal installments. Our investment in the Qatar Exchange is treated as an equity method investment. The $115 million present value of this liability is included in “Related party payable” in the consolidated statement of financial condition as of December 31, 2010.

New York Portfolio Clearing

On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an arrangement to pursue a joint venture, an innovative derivatives clearinghouse that will deliver single-pot margin efficiency between fixed income securities and interest rate futures. New York Portfolio Clearing (“NYPC”) was granted registration as a U.S. Derivatives Clearing Organization pursuant to the Commodity Exchange Act by the Commodity Futures Trading Commission on January 31, 2011. Pending regulatory approvals, NYPC is expected to be operational in the first half of 2011. NYSE Euronext initially plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. NYPC initially will clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems.

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

Impairment of Goodwill, Intangible Assets and Other Assets

Testing Methodology and Valuation Considerations

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. In accordance with the Intangibles - Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), we test goodwill of our reporting units (which is generally one level below our three reportable segments) and intangible assets deemed to have indefinite lives for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

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

In determining the fair value of our reporting units in step one of the goodwill impairment test, we compute the present value of discounted cash flows and terminal value projected for the reporting unit. The rate used to discount cash flows represents the weighted average cost of capital that we believe is reflective of the relevant risk associated with the projected cash flows.

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

In addition, in order to determine whether a decline in the value of certain securities and other investments is other-than-temporary, we evaluate, among other factors, the length of time and the extent to which the market value has been less than cost. In particular, we consider the impact of duration and severity on the period of time expected for recovery to occur. If we determine that the decline in value is other-than-temporary, we write down the carrying value of the related asset to its estimated fair value.

In 2008, we recorded a $1,590 million impairment charge primarily in connection with the write-down of goodwill allocated to our Cash Trading and Listings reporting unit ($1,003 million) and the national securities exchange registration of our Cash Trading and Listings reporting unit ($522 million) to their estimated fair value.

This charge reflected adverse economic and equity market conditions which caused a material decline in industry market multiples, and lower estimated future cash flows of our European reporting unit within our Cash Trading and Listings business segment as a result of increased competition which has caused a decline in our market share of cash trading in Europe as well as pricing pressures following the November 2007 introduction of the Markets in Financial Instruments Directive (“MiFID”). We did not record an impairment charge in 2010 and 2009.

Sources of Revenues

Transaction and Clearing Fees

Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing fees.

•	Cash trading. Revenues for cash trading consists of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our U.S. cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

•	Derivatives trading and clearing. Revenue from derivatives trading and clearing consists of per-contract fees for executing trades of derivatives contracts and clearing charges on NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.

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

In Europe, we charge a variety of users, primarily the end users, for the use of Euronext’s real-time market data services. We also collect annual license fees from vendors for the right to distribute Euronext market data to third parties and a service fee from vendors for direct connection to market data. A substantial majority of European market data revenues is derived from monthly end-user fees. We also derive revenues from selling historical and reference data about securities, and by publishing the daily official lists for the Euronext markets. The principal drivers of market data revenues are the number of end-users and the prices for data packages.

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

Technology Services

Revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees and strategic consulting services. Colocation revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software which allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statement of financial condition.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues — Transaction and Clearing Fees” above.

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

Professional Services

Professional services expense includes consulting charges related to various technological and operational initiatives, including fees paid to LCH.Clearnet in connection with certain clearing guarantee arrangements and FINRA in connection with the transfer of certain member firm regulatory functions, as well as legal and audit fees.

Selling, General and Administrative

Selling, general and administrative expenses include (i) occupancy costs, (ii) marketing costs consisting of advertising, printing and promotion expenses, (iii) insurance premiums, travel and entertainment expenses, co-branding, investor education and advertising expenses with NYSE listed companies, (iv) general and administrative expenses and (v) regulatory fine income levied by NYSE Regulation. Regulatory fine income must be used for regulatory purposes. Subsequent to the July 30, 2007 asset purchase agreement with FINRA, the amount of regulatory fine income has been relatively immaterial.

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable to business combinations and cost reduction initiatives.

Results of Operations

Year Ended December 31, 2010 Versus Year Ended December 31, 2009

For the year ended December 31, 2009, the results of operations of NYSE Euronext included the results of operations of NYFIX since its acquisition date on November 30, 2009.

The following table sets forth NYSE Euronext’s consolidated statements of operations for the years ended December 31, 2010 and 2009, as well as the percentage increase or decrease for each item for the year ended December 31, 2010, as compared to such item for the year ended December 31, 2009.

	Year Ended		Percent
	December 31,		Increase
	2010	2009	(Decrease)
	(Dollars in Millions)

Revenues
Transaction and clearing fees	$3,128	$3,427	(9)%
Market data	373	403	(7)%
Listing	422	407	4%
Technology services	318	223	43%
Other revenues	184	224	(18)%

Total revenues	4,425	4,684	(6)%
Transaction-based expenses:
Section 31 fees	315	388	(19)%
Liquidity payments, routing and clearing	1,599	1,818	(12)%

Total revenues, less transaction-based expenses	2,511	2,478	1%
Other operating expenses:
Compensation	613	649	(6)%
Depreciation and amortization	281	266	6%
Systems and communications	206	225	(8)%
Professional services	282	223	26%
Selling, general and administrative	296	313	(5)%
Merger expenses and exit costs	88	516	(83)%

Total other operating expenses	1,766	2,192	(19)%

Operating income	745	286	160%
Interest expense	(111)	(122)	(9)%
Interest and investment income	3	11	(73)%
Income (loss) from associates	(6)	2	(400)%
Other income	55	28	96%

Income before income taxes	686	205	235%
Income tax (provision) benefit	(128)	7	NM

Net income	558	212	163%
Net loss attributable to noncontrolling interest	19	7	171%

Net income attributable to NYSE Euronext	$577	$219	163%

NM = Not meaningful.

Highlights

For the year ended December 31, 2010, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,511 million, $745 million and $577 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,478 million, $286 million and $219 million, respectively, for the year ended December 31, 2009.

The $33 million increase in total revenues, less transaction-based expenses, $459 million increase in operating income and $358 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses increased primarily due to increased volumes in our derivatives business and growth in information services and technology solutions offset by decreased volumes in certain U.S. cash trading venues and price changes in our European cash trading venues. See further detailed discussion within each segment analysis.

Increased operating income — The period-over-period increase in operating income of $459 million was primarily due to reduced other operating expenses of $426 million mainly associated with a one-time NYSE Liffe Clearing payment of $355 million in 2009 and increased total revenues, less transaction-based expenses. Excluding net impact of merger and acquisition activity ($54 million), the impact of foreign currency ($19 million), new business initiatives ($35 million) and data center integration costs ($45 million), our other operating expenses decreased $113 million or 7% as compared to the year ended December 31, 2009.

Increased net income (loss) attributable to NYSE Euronext — As compared to the year ended December 31, 2009, the period-over-period increase in net income attributable to NYSE Euronext of $358 million was mainly due to increased operating income and a $56 million one-time gain on the sale of our 5% equity interest in the National Stock Exchange of India, partially offset by a higher effective tax rate.

Segment Results

We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. For discussion of these segments, see Note 6 to the consolidated financial statements and “— Overview” above.

			% of Total Revenues
Segment Revenues (in millions)	2010	2009	2010	2009

Derivatives	$1,088	$918	25%	20%
Cash Trading and Listings	2,893	3,397	65%	73%
Information Services and Technology Solutions	444	363	10%	7%

Total segment revenues	$4,425	$4,678	100%	100%

Derivatives

	Year Ended December 31,
	(in millions)
			Increase	% of Revenues
	2010	2009	(Decrease)	2010	2009

Transaction and clearing fees	$1,005	$845	19%	93%	92%
Market data	47	42	12%	4%	5%
Other revenues	36	31	16%	3%	3%

Total revenues	1,088	918	19%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	262	195	34%	24%	21%

Total revenues, less transaction-based expenses	826	723	14%	76%	79%
Merger expenses and exit costs	15	382	(96)%	2%	42%
Other operating expenses	372	381	(2)%	34%	41%

Operating income (loss)	$439	$(40)	NM	40%	(4)%

NM = Not meaningful.

For the year ended December 31, 2010, Derivatives operating income increased $479 million to $439 million. The increase was primarily due to (i) an increase in total revenues, less transaction-based expenses reflecting an increase in our European average daily volume of 14.8% as compared to the same period a year ago, (ii) the inclusion of the full year results of NYSE Liffe Clearing in 2010, (iii) an increase in our U.S. options market share, (iv) reduced merger expenses and exit costs which included a one-time NYSE Liffe Clearing payment of $355 million in 2009 and (v) a $9 million decrease of other operating expenses reflecting the results of operating efficiencies, partially offset by the unfavorable impact of foreign currency translation (approximately $10 million).

Cash Trading and Listings

	Year Ended December 31,
	(in millions)
			Increase	% of Revenues
	2010	2009	(Decrease)	2010	2009

Transaction and clearing fees	$2,123	$2,582	(18)%	73%	76%
Market data	200	221	(10)%	7%	7%
Listing	422	407	4%	15%	12%
Other revenues	148	187	(21)%	5%	5%

Total revenues	2,893	3,397	(15)%	100%	100%
Transaction-based expenses:
Section 31 fees	315	388	(19)%	11%	11%
Liquidity payments, routing and clearing	1,337	1,623	(18)%	46%	48%

Total revenues, less transaction-based expenses	1,241	1,386	(10)%	43%	41%
Merger expenses and exit costs	56	104	(46)%	2%	3%
Other operating expenses	809	867	(7)%	28%	26%

Operating income	$376	$415	(9)%	13%	12%

For the year ended December 31, 2010, Cash Trading and Listings operating income decreased $39 million to $376 million. This was primarily due to a $145 million decrease in total revenues, less transaction-based expenses. Our U.S. venues average daily volume experienced a 20.9% decline while improving revenue capture. Our European venues had an increase in average daily volume of 6.8% and deteriorated, yet stabilized by year-end, revenue capture. The decline in our total revenues, less transaction-based expenses was partially offset by reduced levels of merger expenses and exit costs as well as a $58 million decrease of other operating expenses as part of our cost containment initiatives.

Information Services and Technology Solutions

	Year Ended December 31,
	(in millions)
			Increase	% of Revenues
	2010	2009	(Decrease)	2010	2009

Market data	$126	$140	(10)%	28%	39%
Technology services	318	223	43%	72%	61%

Total revenues	444	363	22%	100%	100%
Merger expenses and exit costs	17	27	(37)%	4%	7%
Other operating expenses	355	309	15%	80%	85%

Operating income	$72	$27	167%	16%	8%

For the year ended December 31, 2010, Information Services and Technology Solutions operating income increased $45 million to $72 million. The increase was primarily due to the growth of our software business and the inclusion of the full year results of NYFIX in 2010, a business acquired on November 30, 2009.

Corporate/Eliminations

	Year Ended December 31,
	(in millions)
			Increase
	2010	2009	(Decrease)

Other revenues	$—	$6	(100)%

Total revenues	—	6	(100)%
Merger expenses and exit costs	—	3	(100)%
Other operating expenses	142	119	19%

Operating (loss) income	$(142)	$(116)	22%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, Supplemental Executive Retirement Plan and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The increase in other operating expenses is mainly due to increased data center migration costs.

Non-Operating Income and Expenses

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”). The reduction in interest expense is primarily driven by lower outstanding debt balances.

Interest and Investment Income

The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $8 million decrease in investment income.

Income (Loss) From Associates

For the year ended December 31, 2010, the decrease in income (loss) from associates is primarily due to the impact of the investment in NYPC which is in development stage.

Other Income

For the year ended December 31, 2010, other income increased $27 million to $55 million as compared to the same period a year ago. The increase is primarily due to a $56 million gain on the sale of our equity investment in the National Stock Exchange of India, partially offset by foreign exchange gains and losses and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the years ended December 31, 2010 and 2009, NYSE Euronext recorded noncontrolling interest loss of $19 million and $7 million, respectively. The increase of $12 million in noncontrolling interest loss year-over-year primarily reflects the reduced profitability of BlueNext and the operating losses of NYSE Liffe U.S., which is in development stage.

Income Taxes

For the year ended December 31, 2010 and 2009, NYSE Euronext provided for income taxes at an estimated tax rate of 19% and benefited from income taxes at an estimated tax rate of 3%, respectively. For the year ended December 31, 2010, NYSE Euronext’s overall effective tax rate was lower than the statutory rate primarily due to lower tax rates on its foreign operations, the expiration of the statutes of limitations in various jurisdictions and a discrete deferred tax benefit related to an enacted reduction in the corporate tax rate in both the United Kingdom and the Netherlands.

Year Ended December 31, 2009 Versus Year Ended December 31, 2008

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

			Percent
	Year Ended December 31,		Increase
	2009	2008	(Decrease)
	(Dollars in Millions)

Revenues
Transaction and clearing fees	$3,427	$3,536	(3)%
Market data	403	428	(6)%
Listing	407	395	3%
Technology services	223	159	40%
Other revenues	224	184	22%

Total revenues	4,684	4,702	—%
Transaction-based expenses:
Section 31 fees	388	229	69%
Liquidity payments, routing and clearing	1,818	1,592	14%

Total revenues, less transaction-based expenses	2,478	2,881	(14)%

Other operating expenses:
Compensation	649	664	(2)%
Depreciation and amortization	266	253	5%
Systems and communications	225	317	(29)%
Professional services	223	163	37%
Selling, general and administrative	313	305	3%
Impairment charges	—	1,590	(100)%
Merger expenses and exit costs	516	177	192%

Total other operating expenses	2,192	3,469	(37)%

Operating income (loss) from continuing operations	286	(588)	149%
Interest expense	(122)	(150)	(19)%
Interest and investment income	11	51	(78)%
Income from associates	2	1	100%
Other income	28	41	(32)%

Income (loss) from continuing operations before income tax benefit (provision)	205	(645)	132%
Income tax benefit (provision)	7	(95)	(107)%

Income (loss) from continuing operations	212	(740)	129%
Income from discontinued operations	—	7	(100)%

Net income (loss)	212	(733)	129%
Net loss (income) attributable to noncontrolling interest	7	(5)	(240)%

Net income (loss) attributable to NYSE Euronext	$219	$(738)	130%

Highlights

For the year ended December 31, 2009, NYSE Euronext reported total revenues, less transaction-based expenses, operating income from continuing operations and net income attributable to NYSE Euronext of $2,478 million, $286 million and $219 million, respectively. This compares to total revenues, less transaction-based expenses, operating loss from continuing operations and net loss attributable to NYSE Euronext of $2,881 million, $(588) million and $(738) million, respectively, for the year ended December 31, 2008.

The $403 million decrease in total revenues, less transaction-based expenses, $874 million increase in operating income from continuing operations and $957 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses decreased primarily due to a decrease in our net revenue capture per trade based on pricing changes and volume, higher liquidity payments, routing and clearing as well as the unfavorable effect of foreign currency translation (approximately $123 million). See further detailed discussion within each segment analysis.

Increased operating income (loss) — The period-over-period increase in operating income of $874 million was primarily due to the $1,590 million impairment charge recognized in 2008 in connection with the write-down of goodwill and other intangible assets in Cash Trading and Listings to their estimated fair value. In 2009, no impairment charges were recorded. Our 2009 results also benefited from reduced operating expenses as a result of cost containment initiatives (approximately $195 million), offset by (i) increased merger expenses and exit costs primarily as a result of the NYSE Liffe Clearing payment (approximately $355 million), (ii) a decrease in our net revenue capture per trade based on pricing changes and volumes (approximately $403 million) and (iii) inclusion of expenses related to acquisitions, data centers and other initiatives (approximately $193 million).

Increased net income (loss) attributable to NYSE Euronext — As compared to the year ended December 31, 2009, the period-over-period increase in net income attributable to NYSE Euronext of $957 million was mainly due to increased operating income from continuing operations and the reduction of our effective tax rate primarily due to higher earnings generated from our foreign operations, where our applicable tax rate is lower than the statutory rate, as well as the recognition of previously unrecognized tax benefits.

Segment Results

			% of Total Revenues
Segment Revenues (in millions)	2009	2008	2009	2008

Derivatives	$918	$1,002	20%	21%
Cash Trading and Listings	3,397	3,427	73%	73%
Information Services and Technology Solutions	363	266	7%	6%

Total segment revenues	$4,678	$4,695	100%	100%

Derivatives

	Year Ended December 31,
	(in millions)
			Increase	% of Revenues
	2009	2008	(Decrease)	2009	2008

Transaction and clearing fees	$845	$919	(8)%	92%	92%
Market data	42	62	(32)%	5%	6%
Other revenues	31	21	48%	3%	2%

Total revenues	918	1,002	(8)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	195	204	(4)%	21%	20%

Total revenues, less transaction-based expenses	723	798	(9)%	79%	80%
Merger expenses and exit costs	382	33	NM	42%	3%
Other operating expenses	381	427	(11)%	41%	43%

Operating (loss) income	$(40)	$338	(112)%	(4)%	34%

NM — Not meaningful.

For the year ended December 31, 2009, Derivatives operating income decreased $378 million to an operating loss of $40 million. The decrease was primarily due to a one-time NYSE Liffe Clearing payment of $355 million in 2009, the unfavorable effect of foreign currency translation (approximately $40 million) and lower revenue capture per contract (approximately $23 million), partially offset by the inclusion of results of NYSE Amex for the full year and results of NYSE Liffe Clearing subsequent to its July 2009 launch (approximately $28 million).

Cash Trading and Listings

	Year Ended December 31,
	(in millions)
			Increase	% of Revenues
	2009	2008	(Decrease)	2009	2008

Transaction and clearing fees	$2,582	$2,617	(1)%	76%	76%
Market data	221	246	(10)%	7%	7%
Listing	407	395	3%	12%	12%
Other revenues	187	169	11%	5%	5%

Total revenues	3,397	3,427	(1)%	100%	100%
Transaction-based expenses:
Section 31 fees	388	229	69%	11%	7%
Liquidity payments, routing and clearing	1,623	1,388	17%	48%	41%

Total revenues, less transaction-based expenses	1,386	1,810	(23)%	41%	52%
Merger expenses and exit costs	104	74	41%	3%	2%
Impairment charges	—	1,590	(100)%	—%	46%
Other operating expenses	867	926	(6)%	26%	27%

Operating income (loss)	$415	$(780)	153%	12%	(23)%

For the year ended December 31, 2009, Cash Trading and Listings operating income increased $1,195 million to $415 million. This was primarily due to the $1,590 million impairment charge recognized in 2008 in connection with the write-down of goodwill and other intangible assets to their estimated fair value. In 2009, no impairment charges were recorded. Excluding the impairment charges, operating income declined by $395 million due to lower revenue capture per trade resulting from price decreases coupled with a 12% decline in trading volume on our European platforms and the unfavorable impact of foreign currency transaction.

Information Services and Technology Solutions

	Year Ended December 31,
	(in millions)
			Increase	% of Revenues
	2009	2008	(Decrease)	2009	2008

Market data	$140	$119	18%	39%	45%
Technology services	223	147	52%	61%	55%

Total revenues	363	266	36%	100%	100%
Merger expenses and exit costs	27	53	(49)%	7%	20%
Other operating expenses	309	235	31%	85%	88%

Operating income (loss)	$27	$(22)	(223)%	8%	(8)%

For the year ended December 31, 2009, Information Services and Technology Solutions operating income increased $49 million to $27 million. The increase was primarily due to improved results of our connectivity and software businesses and the inclusion of the results of NYFIX following the November 30, 2009 acquisition of that business.

Corporate/Eliminations

	Year Ended December 31,
	(in millions)
			Increase
	2009	2008	(Decrease)

Other revenues	$6	$7	(14)%

Total revenues	6	7	(14)%
Merger expenses and exit costs	3	17	(82)%
Other operating expenses	119	114	4%

Operating (loss) income	$(116)	$(124)	(6)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The year-over-year increase in other operating expenses of $5 million is mainly due to increased data center migration costs offset by a $10 million benefit curtailment gain reflected in 2009.

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

Interest and Investment Income

The decrease in the average balance of cash and investments balances, reduction of interest rates and foreign currency rates were the primary drivers of the $40 million decrease in interest and investment income.

Income from Associates

For the year ended December 31, 2009, we recorded income from associates of $2 million which primarily reflected NYSE Euronext pro rata share in earnings of our equity method investment in Qatar.

Other Income

For the year ended December 31, 2009, we recorded other income of $28 million, a decrease of $13 million compared to the same period a year ago. Other income consists primarily of foreign exchange gains (net of losses) and dividends on certain investments, which may vary period over period, as well as gain or loss on sale of equity investment and businesses.

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

Cash Flows

For the year ended December 31, 2010, net cash provided by operating activities was $587 million, representing net income of $558 million, depreciation and amortization of $307 million, partially offset by a negative change in working capital of $119 million. Capital expenditures for the year ended December 31, 2010 were $305 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2010, NYSE Euronext did not have significant restricted cash balances.

Net Financial Indebtedness

As of December 31, 2010, NYSE Euronext had approximately $2.4 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $2.1 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	December 31,
	2010	2009

Cash and cash equivalents	$327	$423
Financial investments	52	67

Cash, cash equivalents and financial investments	379	490

Short term debt	366	616
Long term debt	2,074	2,166

Total debt	2,440	2,782

Net indebtedness	$2,061	$2,292

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

As of December 31, 2010, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal Amount	Maturity

Commercial paper issued under the global commercial paper program	$330	From Jan. 7, 2011 until Jan. 24, 2011
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000($1,337)	June 30, 2015

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2010, NYSE Euronext had $0.3 billion of debt outstanding at an average interest rate of 0.8% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of December 31, 2010. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($401 million at December 31, 2010) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of December 31, 2010, NYSE Euronext had three committed bank credit facilities totaling $2.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In 2008, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €750 million of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. In 2009, NYSE Euronext increased the €750 million 5.375% notes due in June 2015 to €1 billion as a result of an incremental offering of €250 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

As of December 31, 2010, we were in compliance with all of our debt instruments in all material respects.

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

Share Repurchase Program

The board of directors has authorized the repurchase of up to $1.0 billion of NYSE Euronext common stock in 2008. Pursuant to this authorization, NYSE Euronext may repurchase stock from time to time at the discretion of management in the open market or privately negotiated transactions or otherwise, subject to applicable U.S. and European laws, regulations and approvals, strategic considerations, market conditions and other factors. In 2008, NYSE Euronext repurchased 13.4 million shares at an average price of $26.04 per share under this authorization. No shares were repurchased during 2009 and 2010. Under SEC rules, NYSE Euronext is not able to repurchase shares during certain restricted time periods.

Summary Disclosures About Contractual Obligations

The table below summarizes NYSE Euronext’s debt, future minimum lease obligations on its operating leases and other commitments as of December 31, 2010 (in millions):

	Payments Due by Year(1)
	Total	2011	2012	2013	2014	2015	Thereafter

Debt (principal and accrued interest obligations)	$2,440	$366	$—	$749	$—	$1,325	$—
Debt (future interest obligations)	413	71	108	90	72	72	—
Operating lease obligations	422	70	63	54	49	42	144
Other commitments(2)	117	41	41	35	—	—	—

	$3,392	$548	$212	$928	$121	$1,439	$144

(1)	As of December 31, 2010, obligations under capital leases were not significant. NYSE Euronext also has obligations related to other post-retirement benefits, deferred compensation and unrecognized tax positions. The date of payment under these obligations cannot be determined. See Notes 8 — “Pension and Other Benefit Programs,” 10 — “Stock Based Compensation,” and 16 — “Income Taxes” to the consolidated financial statements.

(2)	Primarily reflects the outstanding commitment for our investment in the Qatar Exchange.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting policies reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on our exchanges — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for NYSE and Euronext, and 5 years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

In addition, NYSE Euronext, through NYSE Technologies’ Trading Solutions business, licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codifications.

Goodwill and Other Intangible Assets

NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon estimated fair value of NYSE Euronext’s reporting units. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the difference between the carrying value of goodwill and its fair value.

NYSE Euronext reviews the useful life of its indefinite-lived intangible assets to determine whether events or circumstances continue to support the indefinite useful life categorization. In addition, the carrying value of NYSE Euronext’s indefinite-lived intangible assets is reviewed by NYSE Euronext at least annually for impairment based upon the estimated fair value of the asset.

For purposes of performing the impairment test, fair values are determined using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for businesses, and determination of weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill and other intangible impairment for each reporting unit.

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

Pension and Other Post-Retirement Employee Benefits

Pension and Other Post-Employment Benefits (OPEB) costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. In accordance with the U.S. generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other post-retirement obligations and future expense.

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

The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic; (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions which contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance is effective for fiscal years beginning on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. We do not believe that this will have a significant impact on our financial statements.

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

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of December 31, 2010 (dollars in millions):

				Impact(2) of a
				100 bps
	Financial	Financial	Net	Adverse Shift in
	Assets	Liabilities	Exposure	Interest Rates(3)

Floating rate(1) positions in
Dollar	$96	$—	$96	$(1.0)
Euro	44	366	(322)	(3.2)
Sterling	196	—	196	(2.0)
Fixed rate positions in
Dollar	—	749	(749)	(33.8)
Euro	—	1,325	(1,325)	(56.6)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. At December 31, 2010, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,325 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $33.8 million and $56.6 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on December 31, 2010 positions, a hypothetical 1% decrease in U.S. dollar or sterling rates would negatively impact annual income by $1.0 million and $2.0 million, respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decreases. Based on December 31, 2010 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by $3.2 million.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the year ended December 31, 2010 is presented by primary foreign currency in the following table (in millions, except average rates):

	Year Ended December 31,
	2010
	Euro	Sterling

Average rate in the period	1.3269	1.5457
Average rate in the same period one year before	1.3945	1.5659
Foreign denominated percentage of
Revenues	16%	15%
Operating expenses	10%	14%
Operating income	49%	20%
Impact of the currency fluctuations(1) on
Revenues	(36.3)	(5.9)
Operating expenses	(15.9)	(5.8)
Operating income	(20.4)	(0.1)

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2010 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	December 31,
	2010
	Position in	Position in
	Euros	Sterling

Assets	€3,901	£2,775
of which goodwill	1,042	1,073
Liabilities	2,227	415
of which borrowings	1,262	—

Net currency position before hedging activities	1,674	2,360
Impact of hedging activities	228	82

Net currency position	€1,902	£2,442

Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(254)	$(380)

At December 31, 2010, NYSE Euronext was exposed to net exposures in euro and sterling of €1.9 billion ($2.5 billion) and £2.4 billion ($3.8 billion), respectively. NYSE Euronext’s borrowings in euro of €1.3 billion ($1.7 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of December 31, 2010, NYSE Euronext also had a €228 million ($300 million) Euro/dollar and £82 million ($125 million) sterling/dollar foreign exchange swaps outstanding. These swaps matured during January 2011. As of December 31, 2010, the fair value of these swaps was a $6 million net asset.

Based on December 31, 2010 net currency positions, a hypothetical 10% decrease of the euro against the dollar would negatively impact NYSE Euronext’s equity by $254 million and a hypothetical 10% decrease of the sterling against the dollar would negatively impact NYSE Euronext’s equity by $380 million. For the year ended December 31, 2010, currency exchange rate differences had a negative impact of $365 million on NYSE Euronext’s consolidated equity.

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

As of December 31, 2010, management conducted an assessment of the effectiveness of NYSE Euronext’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that NYSE Euronext’s internal control over financial reporting as of December 31, 2010 was effective.

The effectiveness of NYSE Euronext’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NYSE Euronext:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NYSE Euronext and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

New York, New York
February 25, 2011

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in millions, except per share data)

	December 31,
	2010	2009

Assets
Current assets
Cash and cash equivalents	$327	$423
Financial investments	52	67
Accounts receivable, net	526	660
Deferred income taxes	120	100
Other current assets	149	270

Total current assets	1,174	1,520
Property and equipment, net	1,021	986
Goodwill	4,050	4,210
Other intangible assets, net	5,837	6,184
Deferred income taxes	633	680
Other assets	663	802

Total assets	$13,378	$14,382

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$772	$1,162
Related party payable	40	40
Section 31 fees payable	98	150
Deferred revenue	176	163
Short term debt	366	616
Deferred income taxes	2	18

Total current liabilities	1,454	2,149
Long term debt	2,074	2,166
Deferred income taxes	2,007	2,090
Accrued employee benefits	499	504
Deferred revenue	366	362
Related party payable	75	110
Other liabilities	59	66

Total liabilities	6,534	7,447
Commitments and contingencies
Equity
NYSE Euronext stockholders’ equity
Preferred stock, $0.01 par value per share, 400 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 800 shares authorized; 276 and 275 shares issued; 261 and 260 shares outstanding	3	3
Common stock held in treasury, at cost: 15 shares	(416)	(416)
Additional paid-in capital	8,180	8,209
Retained earnings (accumulated deficit)	212	(112)
Accumulated other comprehensive loss	(1,183)	(813)

Total NYSE Euronext stockholders’ equity	6,796	6,871
Noncontrolling interest	48	64

Total equity	6,844	6,935

Total liabilities and equity	$13,378	$14,382

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Year Ended December 31,
	2010	2009	2008

Revenues
Transaction and clearing fees	$3,128	$3,427	$3,536
Market data	373	403	428
Listing	422	407	395
Technology services	318	223	159
Other revenues	184	224	184

Total revenues	4,425	4,684	4,702
Transaction-based expenses:
Section 31 fees	315	388	229
Liquidity payments, routing and clearing	1,599	1,818	1,592

Total revenues, less transaction-based expenses	2,511	2,478	2,881

Other operating expenses:
Compensation	613	649	664
Depreciation and amortization	281	266	253
Systems and communication	206	225	317
Professional services	282	223	163
Selling, general and administrative	296	313	305
Impairment charges	—	—	1,590
Merger expenses and exit costs	88	516	177

Total other operating expenses	1,766	2,192	3,469

Operating income (loss) from continuing operations	745	286	(588)
Interest expense	(111)	(122)	(150)
Interest and investment income	3	11	51
Income (loss) from associates	(6)	2	1
Other income	55	28	41

Income (loss) from continuing operations before income tax (provision) benefit	686	205	(645)
Income tax (provision) benefit	(128)	7	(95)

Income (loss) from continuing operations	558	212	(740)
Income from discontinued operations (Note 5)	—	—	7

Net income (loss)	558	212	(733)
Net loss (income) attributable to noncontrolling interest	19	7	(5)

Net income (loss) attributable to NYSE Euronext	$577	$219	$(738)

Basic earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$2.21	$0.84	$(2.81)
Earnings per share, discontinued operations	—	—	0.03

	$2.21	$0.84	$(2.78)
Diluted earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$2.20	$0.84	$(2.81)
Earnings per share, discontinued operations	—	—	0.03

	$2.20	$0.84	$(2.78)
Basic weighted average shares outstanding	261	260	265
Diluted weighted average shares outstanding	262	261	265
Dividend per share	$1.20	$1.20	$1.15

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY AND COMPREHENSIVE INCOME
(in millions)

	NYSE Euronext Stockholders’ Equity
					Retained	Accumulated
				Additional	Earnings	Other	Non-
	Common Stock		Treasury	Paid-In	(Accumulated	Comprehensive	controlling
	Shares	Par Value	Stock	Capital	Deficit)	Income (Loss)	Interest	Total

Balance as of December 31, 2007	267	$3	$(67)	$8,319	$637	$492	$176	$9,560
Comprehensive loss:
Net (loss) income	—	—	—	—	(738)	—	5	(733)
Foreign currency translation, after impact of net investment hedge of ($93) and related taxes of $38	—	—	—	—	—	(1,454)	16	(1,438)
Change in market value adjustments, net of taxes of $25	—	—	—	—	—	(46)	—	(46)
Employee benefit plan adjustments:	—
Net gains (losses), net of taxes of $178	—	—	—	—	—	(234)	—	(234)
Amortization of prior service costs/gains (losses), net of taxes of ($2)	—	—	—	—	—	4	—	4

Total comprehensive loss								(2,447)
Purchased of remaining noncontrolling interest of Euronext	—	—	—	—	—	16	(179)	(163)
Merger with NYSE Amex	7	—	—	260	—	—	—	260
Employee stock transactions	—	—	—	18	—	—	—	18
Transactions in own shares	—	—	(349)	—	—	—	—	(349)
Dividends	—	—	—	(75)	(230)	—	—	(305)

Balance as of December 31, 2008	274	$3	$(416)	$8,522	$(331)	$(1,222)	$18	$6,574
Comprehensive loss:
Net income (loss)	—	—	—	—	219	—	(7)	212
Foreign currency translation, after impact of net investment hedge gain of $9 and related taxes of ($4)	—	—	—	—	—	367	1	368
Change in market value adjustments, net of taxes of $1	—	—	—	—	—	7	—	7
Employee benefit plan adjustments:
Net gains (losses), net of taxes of ($17)	—	—	—	—	—	31	—	31
Amortization of prior service costs/gains (losses), net of taxes of ($3)	—	—	—	—	—	4	—	4

Total comprehensive loss								622
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	52	52
Employee stock transactions	1	—	—	(1)	—	—	—	(1)
Dividends	—	—	—	(312)	—	—	—	(312)

Balance as of December 31, 2009	275	$3	$(416)	$8,209	$(112)	$(813)	$64	$6,935
Comprehensive loss:
Net income (loss)	—	—	—	—	577	—	(19)	558
Foreign currency translation, after impact of net investment hedge loss of ($8) and related taxes of $3	—	—	—	—	—	(365)	(3)	(368)
Change in market value adjustments, net of taxes of ($2)	—	—	—	—	—	(3)	—	(3)
Employee benefit plan adjustments:
Net gains (losses), net of taxes of ($2)	—	—	—	—	—	(2)	—	(2)

Total comprehensive income								185
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	6	6
Employee stock transactions	1	—	—	31	—	—	—	31
Dividends	—	—	—	(60)	(253)	—	—	(313)

Balance as of December 31, 2010	276	$3	$(416)	$8,180	$212	$(1,183)	$48	$6,844

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN
EQUITY AND COMPREHENSIVE INCOME — (Continued)
(in millions)

Accumulated other comprehensive income (loss) was as follows:

	December 31,
	2010	2009	2008

Market value adjustments of available-for-sale securities	$(4)	$(1)	$(8)
Foreign currency translation	(1,002)	(637)	(1,004)
Employee benefit plan adjustments	(177)	(175)	(210)

	$(1,183)	$(813)	$(1,222)

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$558	$212	$(733)
Income from discontinued operations	—	—	(7)

Income (loss) from continuing operations	558	212	(740)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Impairment charges	—	—	1,590
Depreciation and amortization	307	301	276
Deferred income taxes	(60)	(34)	(184)
Deferred revenue amortization	(88)	(80)	(79)
Stock-based compensation	38	43	48
Gain on sale of equity investment and businesses	(56)	(32)	(4)
Other non-cash items	7	9	(24)
Change in operating assets and liabilities:
Accounts receivable, net	86	160	(272)
Other assets	(41)	(29)	(210)
Accounts payable, accrued expenses and Section 31 fees payable	(171)	41	238
Related party payable	(40)	(237)	—
Deferred revenue	46	158	4
Accrued employee benefits	1	(43)	78

Net cash provided by operating activities	587	469	721
Cash flows from investing activities:
Euronext merger, net of cash acquired	—	—	(395)
Cash acquired in other business combinations	—	40	49
Purchases of other businesses	(9)	(181)	(539)
Sales of investments	487	905	2,389
Sales of equity investments and businesses	175	72	360
Purchases of investments	(472)	(733)	(2,203)
Net sales of securities purchased under agreements to resell	—	—	9
Purchases of property and equipment	(305)	(497)	(376)
Other investing activities	4	52	5

Net cash used in investing activities	(120)	(342)	(701)
Cash flows from financing activities:
Proceeds from issuance of debt	—	312	1,929
Commercial paper (repayments) borrowings, net	(222)	(117)	(1,627)
Bank overdraft borrowings, net	—	—	249
Repayment of other debt	—	(412)	—
Dividends to shareholders	(313)	(312)	(305)
Purchase of treasury stock	—	—	(349)
Employee stock transactions	—	—	10
Other financing activities	(4)	—	(4)

Net cash used in financing activities	(539)	(529)	(97)
Effects of exchange rate changes on cash and cash equivalents	(24)	48	(71)

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(in millions)

	Year Ended December 31,
	2010	2009	2008

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	—	32
Net cash used in investing activities of discontinued operations	—	—	(28)
Net cash used in financing activities of discontinued operations	—	—	(13)

Net (decrease) increase in cash and cash equivalents for the year	(96)	(354)	(157)
Cash and cash equivalents at beginning of year	423	777	934

Cash and cash equivalents at end of year	$327	$423	$777

Supplemental disclosures:
Cash paid for income taxes	$72	$45	$250
Cash paid for interest	115	137	105
Non-cash investing and financing activities:
Merger with NYSE Amex	$—	$—	$260
Investment in Qatar Exchange	—	160	—

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”) — the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the NYSE Liffe derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon. NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology solutions. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”

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

Intercompany transactions and balances have been eliminated. We made certain reclassifications to our prior year consolidated financial statements to conform to our 2010 presentation. The operations of GL Trade are reflected as discontinued operations. See Note 5 — “Discontinued Operations.”

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

Derivative trading and clearing fees are paid by organizations based on their trading activity. Fees are assessed on a fixed per-contract basis for the (i) execution of trades of derivative contracts on Euronext’s derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon, and (ii) execution of options contracts traded on NYSE Arca and LIFFE Administration and Management. In some cases, these fees are subjected to caps. Derivative trading and clearing fees are recognized as earned.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Software and technology services revenues are generated primarily from connectivity services related to the SFTI network, software licenses and maintenance fees, and strategic consulting services. Colocation revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.

Other revenues consist of regulatory fees charged to member organizations of our U.S. markets, trading license fees, facility and other fees provided to specialists, brokers and clerks physically located on the U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, and clearance and settlement activities derived from certain European venues. License fees are recognized on a pro-rata basis over the calendar year. All other fees are recognized when services are rendered.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Euronext’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in millions):

	Year Ended December 31,
	2010	2009	2008

Beginning balance	$25	$26	$15
Additions
Charges to income	6	11	8
Business combinations	—	1	12
Write-offs	(7)	(14)	(7)
Currency translation and other	—	1	(2)

Ending balance	$24	$25	$26

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation of assets is provided using the straight-line method of depreciation over the estimated useful lives of the assets, which generally range from 3 to 20 years. Interest associated with long-term construction projects is capitalized and amortized over the same method and useful life as the underlying asset. Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets, whichever is shorter.

NYSE Euronext accounts for software development costs pursuant to Subtopic 10 of the Intangibles-Goodwill and Other in the Codification. NYSE Euronext expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Costs that are related to the development of licenses marketed to external customers are capitalized after technological feasibility has been established. Amortization of capitalized software development costs is computed on a straight-line basis over the software’s estimated useful life, which is applied over periods ranging from 3 to 5 years.

Expenditures for repairs and maintenance are charged to operations in the period incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon the estimated fair value of NYSE Euronext’s reporting units. An impairment loss is triggered if the estimated fair value of a reporting unit, which is a component one level below NYSE Euronext’s three reportable segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Should the review indicate that goodwill is impaired, NYSE Euronext’s goodwill would be reduced by the impairment loss.

Intangible assets are amortized on a straight-line basis over their estimated useful lives. When certain events or changes in operating conditions occur, an impairment assessment would be performed and lives of intangible assets with determinable lives would be adjusted. Intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. An impairment loss, calculated as the difference between the estimated fair value and the carrying value of an asset or asset group, is recognized if the sum of the estimated discounted cash flows relating to the asset or asset group is less than the corresponding carrying value.

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

Activity Assessment Fees and Section 31 Fees

NYSE Euronext pays the Securities Exchange Commission (the “SEC”) fees pursuant to Section 31 of the Exchange Act for transactions executed on the U.S. exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Euronext, in turn, collects activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of operations, from member organizations clearing or settling trades on the NYSE, NYSE Amex and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result,

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Euronext’s net income.

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

Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other postretirement obligations and future expense.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic; (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions which contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance is effective for fiscal years beginning on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. We do not believe that this will have a significant impact on our financial statements.

Note 3 — Acquisitions and Divestitures

NYFIX, Inc.

On November 30, 2009, NYSE Euronext acquired NYFIX, Inc. (“NYFIX”) which is a leading provider of innovative solutions that optimize trading efficiency. The total value of this acquisition was approximately $144 million. NYFIX’s FIX business and FIX Software business were added to the Information Services and Technology Solutions segment. The NYFIX Transaction Services U.S. electronic agency execution business, comprised of its direct market access and algorithmic products, and the Millennium Alternative Trading System was sold to BNY ConvergEX subsequent to the NYFIX acquisition.

NYSE Liffe US

During the fourth quarter of 2009, NYSE Euronext sold a significant equity interest in NYSE Liffe US to Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS. NYSE Euronext consolidates the results of NYSE Liffe US and manages the day-to-day operations of the entity, which operates under the supervision of a separate board of directors. On March 9, 2010, NYSE Euronext sold an additional 6% of NYSE Liffe US equity interest to DRW Ventures LLC.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other transactions

NYSE Bluetm

On September 7, 2010 NYSE Euronext announced plans to create NYSE Bluetm (“NYSE Blue”), a joint venture that will focus exclusively on environmental and sustainable energy markets. NYSE Blue will include NYSE Euronext’s existing investment in BlueNext, the spot market in carbon credits, and APX, Inc. (“APX”), a provider of regulatory infrastructure and services for the environmental and sustainable energy markets. NYSE Euronext will be a majority owner of NYSE Blue. Shareholders of APX, which include Goldman Sachs, MissionPoint Capital Partners, and ONSET Ventures, will take a minority equity interest in NYSE Blue in return for their shares in APX. The NYSE Blue joint venture formation closed on February 18, 2011.

National Stock Exchange of India

On May 3, 2010, NYSE Euronext completed the sale of its 5% equity interest in the National Stock Exchange of India for gross proceeds of $175 million. A $56 million gain was included in “Other income” in our consolidated statement of operations as a result of this transaction.

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

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid annually in four equal installments. Our investment in the Qatar Exchange is treated as an equity method investment. The $115 million present value of this liability is included in “Related party payable” in the consolidated statements of financial condition as of December 31, 2010.

New York Portfolio Clearing (“NYPC”)

On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an arrangement to pursue a joint venture, an innovative derivatives clearinghouse that will deliver single-pot margin efficiency between fixed income securities and interest rate futures. NYPC was granted registration as a U.S. Derivatives Clearing Organization pursuant to the Commodity Exchange Act by the Commodity Futures Trading Commission on January 31, 2011. Pending regulatory approvals, NYPC is expected to be operational in the first half of 2011. NYSE Euronext initially plans to contribute $15 million in working capital and commit a $50 million financial guarantee as an additional contribution to the NYPC default fund. NYPC initially will clear interest rate products traded on NYSE Liffe US, with the ability to add other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. Our investment in NYPC is treated as an equity method investment.

Note 4 — Restructuring

Severance Costs

As a result of streamlining certain of its business processes, NYSE Euronext has launched various voluntary and involuntary staff reduction initiatives in the U.S. and Europe.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the severance charges recognized in connection with these initiatives and utilization of the accruals (in millions):

			Information
		Cash	Services and
		Trading and	Technology	Corporate/
	Derivatives	Listings	Solutions	Eliminations	Total

Balance as of January 1, 2008	$1	$12	$1	$—	$14
Employee severance charges and related benefits	9	154	16	5	184
Severance and benefit payments	(3)	(46)	(5)	(1)	(55)
Currency translation and other	—	(2)	—	—	(2)

Balance as of December 31, 2008	$7	$118	$12	$4	$141
Employee severance charges and related benefits	5	90	10	3	108
Severance and benefit payments	(4)	(69)	(7)	(2)	(82)
Currency translation and other	(1)	(17)	(2)	(1)	(21)

Balance as of December 31, 2009	$7	$122	$13	$4	$146
Employee severance charges and related benefits	3	19	7	2	31
Severance and benefit payments	(8)	(105)	(15)	(4)	(132)
Currency translation and other	(1)	(6)	—	—	(7)

Balance as of December 31, 2010	$1	$30	$5	$2	$38

The severance charges are included in merger expenses and exit costs in the consolidated statements of operations. Based on current severance dates and the accrued severance at December 31, 2010, NYSE Euronext expects to pay these amounts throughout 2011.

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

On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Euronext made the $355 million payment to LCH.Clearnet.

On May 12, 2010, NYSE Euronext announced that, subject to regulatory approval, it will commence clearing its European securities and derivatives business through two new, purpose-built, clearing houses based in London and Paris in late 2012. LCH.Clearnet Ltd in London and LCH.Clearnet SA in Paris have been informed that NYSE

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Euronext’s current contractual arrangements for clearing with them will terminate accordingly at that time. However, NYSE Liffe’s London Market has only indicated its intention to serve a termination notice on its contract with LCH.Clearnet Ltd and has not served a formal termination notice. No termination fees or penalties will be payable.

As of December 31, 2010, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

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

GL Trade earned revenue mainly from annual subscriptions to its software and technology offerings. Operating results of GL Trade are summarized as follows (in millions):

Year Ended
December 31,
2008

Revenues	$248
Income before income tax provision and noncontrolling interest	31
Income tax provision	(10)
Noncontrolling interest	(16)

Income from discontinued operations	5
Gain on sale of discontinued operations, net of tax	2

Discontinued operations, net of tax	$7

Note 6 — Segment Reporting

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

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of NYSE Euronext’s reportable segments was as follows (in millions):

			Information
			Services and
		Cash Trading	Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total

2010
Revenues	$1,088	$2,893	$444	$—	$4,425
Operating income (loss) from continuing operations	439	376	72	(142)	745
Total assets	5,831	5,273	1,214	1,060	13,378
Purchases of property and equipment	67	191	47	—	305
2009
Revenues	$918	$3,397	$363	$6	$4,684
Operating income (loss) from continuing operations	(40)	415	27	(116)	286
Total assets	6,066	5,603	1,476	1,237	14,382
Purchases of property and equipment	102	369	26	—	497
2008
Revenues	$1,002	$3,427	$266	$7	$4,702
Operating income (loss) from continuing operations	338	(780)	(22)	(124)	(588)
Total assets	5,565	5,605	1,140	1,638	13,948
Purchases of property and equipment	98	249	29	—	376

For the year ended December 31, 2009, the operating income (loss) of the Derivatives segment included a $355 million charge recorded in connection with the LCH.Clearnet contract termination/ NYSE Liffe Clearing payment (see Note 4). For the year ended December 31, 2008, the operating income (loss) of Cash Trading and Listings included a $1,585 million impairment charge.

Revenues are generated primarily in the Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions segments. Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. For the years ended December 31 2010, 2009 and 2008, no individual customer accounted for 10% or more of NYSE Euronext’s revenues.

Summarized financial data of NYSE Euronext’s geographic information was as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Revenues
United States	$3,064	$3,297	$2,970
United Kingdom	642	544	658
Continental Europe(1)	719	843	1,074

Total Revenues	$4,425	$4,684	$4,702

(1)	Revenues derived in Asia are included in Continental Europe.

	As of December 31,
	2010	2009	2008
	(In millions)

Long-lived Assets
United States	$688	$626	$400
United Kingdom	285	242	160
Continental Europe	48	118	135

Total Long-lived Assets	$1,021	$986	$695

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	2010	2009	2008

Net income (loss):
Continuing operations	$558	$212	$(740)
Discontinued operations, net of tax	—	—	7
Net loss (income) attributable to noncontrolling interest	19	7	(5)

Net income (loss) attributable to NYSE Euronext	$577	$219	$(738)

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	261	260	265
Dilutive effect of:
Employee stock options and restricted stock units	1	1	—

Weighted average shares used in diluted computation	262	261	265

Basic earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$2.21	$0.84	$(2.81)
Earnings per share, discontinued operations	—	—	0.03

	$2.21	$0.84	$(2.78)

Diluted earnings (loss) per share attributable to NYSE Euronext:
Earnings (loss) per share, continuing operations	$2.20	$0.84	$(2.81)
Earnings per share, discontinued operations	—	—	0.03

	$2.20	$0.84	$(2.78)

As of December 31, 2010 and 2009, 3.3 million and 2.6 million restricted stock units, respectively, and stock options to purchase 0.4 million and 0.6 million shares of common stock, respectively, were outstanding. For the years ended December 31, 2010 and 2009, 0.2 million and 0.7 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the year ended December 31, 2008, diluted net loss per common share is the same as basic net loss per common share since the assumed conversion of stock options and restricted stock units would have been anti-dilutive due to the loss position.

Note 8 — Pension and Other Benefit Programs

Defined Benefit Pension Plans

NYSE Euronext maintains pension plans covering its U.S. and European operations. Effective December 31, 2008, the NYSE Amex benefit plans were merged with benefit plans in the U.S. The benefit accrual for all U.S. operations pension plans are frozen.

Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on the calculation, NYSE Euronext may contribute to its pension plans to the extent such contributions may be deducted for income tax purposes. In 2010 and 2009, NYSE Euronext contributed $5 million and $9 million to its European operations, respectively. NYSE Euronext anticipates contributing approximately $5 million in 2011 to its European operations and $37 million to its U.S. operations. There were no contributions to the U.S. pension plans in 2010 and 2009.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NYSE Euronext bases its investment policy and objectives on a review of the actuarial and funding characteristics of the retirement plan, the demographic profile of plan participants, and the business and financial characteristics of NYSE Euronext. Capital market risk/return opportunities and tradeoffs also are considered as part of the determination. The primary investment objective of the NYSE Euronext plan is to achieve a long-term rate of return that meets the actuarial funding requirements of the plan and maintains an asset level sufficient to meet all benefit obligations of the plan. The target allocations for our U.S. plan assets are 65 percent equity securities and 35 percent U.S. fixed income securities. Equity securities primarily include investments in large-cap and small-cap companies primarily located in the United States. U.S. Fixed income securities include corporate bonds of companies from diversified industries and U.S. treasuries. The target allocations for our European plan assets vary across plans, with a primary focus on fixed income securities.

The fair values of NYSE Euronext’s pension plan assets at December 31, 2010, by asset category are as follows (in millions):

	Fair Value Measurements
	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$4	$—	$—	$4
Equity securities:
U.S. large-cap	141	53	—	194
U.S. small-cap	64	64	—	128
International	55	130	—	185
Fixed income securities	—	260	—	260

Total	$264	$507	$—	$771

The fair values of NYSE Euronext’s pension plan assets at December 31, 2009, by asset category are as follows (in millions):

	Fair Value Measurements
	Quoted Prices
	in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Asset Category	(Level 1)	(Level 2)	(Level 3)	Total

Cash	$3	$—	$—	$3
Equity securities:
U.S. large-cap	125	46	—	171
U.S. small-cap	—	99	—	99
International	52	137	—	189
Fixed income securities	138	160	—	298

Total	$318	$442	$—	$760

The costs of the plans in 2010 and 2009 have been determined in accordance with the Compensation-Retirement Benefits Topic of the FASB Accounting Standards Codification. The measurement date for the plans is December 31, 2010 and 2009. The following table provides a summary of the changes in the plans’ benefit

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations and the fair value of assets as of December 31, 2010 and 2009 and a statement of funded status of the plans as of December 31, 2010 and 2009 (in millions):

	Pension Plans
	2010		2009
	U.S.	European	U.S.	European
Asset Category	operations	operations	operations	operations

Change in benefit obligation:
Benefit obligation at beginning of year	$725	$199	$706	$175
Service cost	—	4	—	4
Interest cost	41	9	42	11
Actuarial (gain) loss	52	(3)	29	20
Settlement loss (gain)	—	(5)	—	—
Curtailment loss (gain)	(1)	(4)	—	(3)
Benefits paid	(48)	(7)	(52)	(14)
Currency translation and other	—	(13)	—	6

Benefit obligation at year end	$769	$180	$725	$199

Change in plan assets:
Fair value of plan assets at beginning of year	564	196	486	167
Actual (loss) return on plan assets	74	7	130	29
Company contributions	—	4	—	9
Benefits paid	(48)	(7)	(52)	(14)
Settlement	—	(7)	—	—
Currency translation and other	—	(12)	—	5

Fair value of plan assets at end of year	$590	$181	$564	$196

Funded status	$(179)	$1	$(161)	$(3)

Accumulated benefit obligation	$769	$180	$725	$199

Amounts recognized in the balance sheet
Non-current assets	$—	$6	$—	$2
Current liabilities	—	—	—	—
Non-current liabilities	(179)	(5)	(161)	(5)

The components of pension expense/(benefit) are set forth below (in millions):

	Pension Plans
	2010		2009		2008
	U.S.	European	U.S.	European	U.S.	European
	operations	operations	operations	operations	operations	operations

Service cost	$—	$4	$—	$4	$—	$4
Interest cost	41	9	42	11	38	10
Estimated return on plan assets	(48)	(9)	(52)	(9)	(54)	(10)
Actuarial (gain) loss	10	(1)	2	(1)	—	—
Settlement (gain) loss	—	(3)
Curtailment	—	(4)	—	(3)	—	(2)

Aggregate pension (benefit) expense	$3	$(4)	$(8)	$2	$(16)	$2

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the payments projected based on actuarial assumptions (in millions):

	U.S.	European
Pension Plan Payment Projections	operations	operations	Total

2011	$47	$7	$54
2012	47	7	54
2013	47	7	54
2014	47	7	54
2015	47	7	54
Next 5 years	234	39	273

Supplemental Executive Retirement Plan

The U.S. operations also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. The future benefit accrual of all SERP plans is frozen. To provide for the future payments of these benefits, the U.S. operations has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2010 and 2009, the cash surrender value of such policies was $40 million and $38 million, respectively, and is included in other non-current assets in the consolidated statements of financial condition. Additionally certain subsidiaries of the U.S. operations maintain equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2010 and 2009, the fair value of these assets was $42 million and $46 million, respectively. Such balance is included in financial investments in the consolidated statements of financial condition.

The following table provides a summary of the changes in the U.S. operations SERP benefit obligations for December 31, 2010 and 2009 (in millions):

	2010	2009

Change in benefit obligations:
Benefit obligation at beginning of year	$89	$83
Service cost	—	1
Interest cost	4	5
Actuarial loss (gain)	3	10
Benefits paid	(9)	(10)

Accumulated benefit obligation	$87	$89

Funded status	$(87)	$(89)
Amounts recognized in the balance sheet
Current liabilities	$(9)	$(10)
Non-current liabilities	(78)	(79)

The components of U.S. operations SERP expense/(benefit) are set forth below (in millions):

	2010	2009	2008

Service cost	$—	$1	$1
Interest cost	4	5	4
Recognized actuarial (gain) loss	2	—	1

Aggregate SERP expense	$6	$6	$6

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the projected payments for the U.S. operations based on the actuarial assumptions (in millions):

SERP Plan Payment Projections

2011	$9
2012	10
2013	10
2014	10
2015	10
Next 5 years	37

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP cost are set forth below:

	2010		2009
	U.S.	Europe	U.S.	Europe

Discount rate (pension/SERP)	5.3%/4.6%	4.8%/N/A	5.8%/5.2%	4.9%/N/A
Expected long-term rate of return on plan assets (pension/SERP)	8.0%/N/A	5.1%/N/A	8.0%/N/A	5.5%/N/A
Rate of compensation increase	N/A	3.5%	N/A	3.8%

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

The net periodic postretirement benefit cost for the U.S. operations was $10 million and $4 million for the years ended December 31, 2010 and 2009, respectively. The defined benefit plans are unfunded. Currently, management does not expect to fund the Plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year (in millions):

	2010	2009

Benefit obligation at the end of year	$208	$220
Benefits paid	13	13
Accrued benefit cost	208	220
Additional (gain) or loss recognized due to:
Curtailment	$—	$(9)
Discount rate as of December 31	5.2%	5.6%

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the payments projected (net of expected Medicare subsidy receipts of $13 million over the next ten fiscal years) based on actuarial assumptions (in millions):

Payment Projections	U.S.

2011	$13
2012	14
2013	14
2014	14
2015	14
Next 5 years	67

For measurement purposes, the U.S. operations assumed a 9.3% annual rate of increase in the per capita cost of covered health care benefits in 2010 which will decrease on a graduated basis to 4.5% in the year 2029 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate	1% Increase	1% Decrease

Effect of postretirement benefit obligation	$1	$(1)
Effect on total of service and interest cost components	23	(19)

Curtailments to the Plans

In 2010, NYSE Euronext recorded a $4 million curtailment gain as a result of employee actions in Europe. In 2009, NYSE Euronext recorded a $9 million curtailment gain associated with changes to its U.S. retiree medical plan and $3 million curtailment gain in Europe. In 2008, NYSE Euronext recorded a $7 million curtailment loss as a result of various employee actions, including the voluntary staff reduction initiatives, on its U.S. benefit plans.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, before tax, as of December 31, 2010 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension	SERP	Postretirement
	Plans	Plans	Benefit Plans	Total

Unrecognized net actuarial loss	$(261)	$(24)	$(58)	$(343)
Unrecognized prior service credit	—	—	19	19

Total amounts included in accumulated other comprehensive loss	$(261)	$(24)	$(39)	$(324)

The amount of prior service credit and actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost in the coming year is estimated to be (in millions):

	Pension	SERP	Postretirement
	Plans	Plans	Benefit Plans	Total

Loss recognition	$14	$2	$2	$18
Prior service cost recognition	—	—	(1)	(1)

Amount to be recognized in net periodic benefit cost	$14	$2	$1	$17

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Contribution Plans

The U.S. operations maintain savings plans for which most employees are eligible to contribute a part of their salary within legal limits. The U.S. operations matches an amount equal to 100% of the first 6% of eligible contributions. The U.S. operations also provides benefits under a Supplemental Executive Savings Plan to which eligible employees may contribute. Savings plans expense was $11 million, $12 million and $12 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in accrued employee benefits payable was $24 million at both December 31, 2010 and 2009 related to these plans.

Note 9 — Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill by reportable segments was as follows (in millions):

			Information
			Services and
		Cash Trading	Technology
	Derivatives	and Listings	Solutions	Total

Balance as of January 1, 2009	$2,169	$1,456	$360	$3,985
Acquisitions	—	—	39	39
Divestitures	—	(96)	—	(96)
Currency translation and other	163	111	8	282

Balance as of December 31, 2009	$2,332	$1,471	$407	$4,210
Purchase accounting adjustments	—	5	(5)	—
Currency translation and other	(80)	(37)	(43)	(160)

Balance as of December 31, 2010	$2,252	$1,439	$359	$4,050

The following table presents the details of the intangible assets by reportable segments as of December 31, 2010 and 2009 (in millions):

		Accumulated	Useful Life
	Carrying Value	Amortization	(in years)

Balance as of December 31, 2010
National securities exchange registrations	$5,003	$—	Indefinite
Customer relationships	852	166	7 to 20
Trade names and other	187	39	2 to 20

Other intangible assets	$6,042	$205

		Accumulated	Useful Life
	Carrying Value	Amortization	(in years)

Balance as of December 31, 2009
National securities exchange registrations	$5,255	$—	Indefinite
Customer relationships	886	122	7 to 20
Trade names and other	195	30	2 to 20

Other intangible assets	$6,336	$152

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from equity and option trading activities), listing fees and certain trading fees. The national securities exchange registrations were valued using the excess earnings income approach.

For the years ended December 31, 2010, 2009 and 2008, amortization expense for the intangible assets was approximately $58 million, $58 million and $57 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets is as follows (in millions):

Year Ending December 31,

2011	$58
2012	58
2013	58
2014	58
2015	58
Thereafter	544

Total	$834

Note 10 — Stock-Based Compensation

Under the Stock Incentive Plan, NYSE Euronext may grant stock options and other equity awards to employees. NYSE Euronext’s approach to the incentive compensation awards contemplates awards of stock options and restricted stock units (“RSUs”).

Stock options are granted at an exercise price equal to the market price at the date of grant. Stock options granted generally vest and become exercisable over a period of three to four years, and generally expire after ten years. We have not granted stock options in 2010 or 2009. As of December 31, 2010, 2009 and 2008, the total aggregate intrinsic value of stock options outstanding was $5 million, $5 million and $12 million, respectively. As of December 31, 2010, 2009 and 2008, the total aggregate intrinsic value of stock options exercisable was $5 million, $4 million and $10 million, respectively.

For the year ended December 31, 2010, 2009 and 2008, NYSE Euronext recorded $38 million, $43 million and $48 million, respectively, of stock-based compensation. As of December 31, 2010, there was approximately $31 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over approximately three years. Cash received from employee stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $1 million, $1 million and $10 million, respectively. NYSE Euronext satisfies stock option exercises with newly issued shares.

The following table summarizes information about the stock option activity (number of stock options in thousands):

	2010		2009
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	563	$17.57	737	$20.62
Awards exercised	(107)	13.32	(117)	9.36
Awards cancelled	(16)	38.64	(57)	17.70

Outstanding at end of year	440	$17.67	563	$17.57

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding stock options outstanding as of December 31, 2010 is as follows (number of stock options in thousands):

	Outstanding
		Weighted
		Average		Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual Life	Average	Number	Average
Exercise Price	Outstanding	(years)	Exercise Price	Exercisable	Exercise Price

$ 3.82 – $19.30	206	3.1	$10.98	204	$11.06
$20.25 – $25.38	234	0.7	23.57	234	23.57

	440	1.9	$17.67	438	$17.74

The following table summarizes information about the restricted stock units activity (stock units in thousands):

	Number of RSUs
	2010	2009

Outstanding at beginning of year	2,616	2,181
Awards granted	1,486	1,470
Awards cancelled	(185)	(221)
Awards vested	(599)	(814)

Outstanding at end of year	3,318	2,616
Weighted average fair value per share for RSUs granted during period	$23.78	$21.75

Note 11 — Related Party Transactions

AEMS

On August 5, 2008, NYSE Euronext acquired the remaining interest in AEMS previously owned by Atos Origin. Prior to the acquisition, NYSE Euronext owned 50% of AEMS and had entered into mutual service agreements. The service agreements were terminated and results of operations and financial condition of AEMS have been included in our consolidated financial statements since August 5, 2008.

LCH.Clearnet

See Note 4 for a discussion of NYSE Liffe Clearing.

Qatar

See Note 3 for a discussion of the strategic partnership with the State of Qatar.

The following table presents revenues (expenses) derived from or incurred with these related parties (in millions):

	Year Ended December 31,
	2010	2009	2008

AEMS	$—	$—	$(91)
LCH.Clearnet	(44)	(364)	4
QATAR	26	9	—

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in millions):

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Mutual Funds (SERP/SESP)(1)	$37	$—	$—	$37
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	7	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	—	6	—	6

Total Financial investments	$38	$7	$7	$52
Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets
Mutual Funds (SERP/SESP)(1)	$49	$—	$—	$49
Corporate Bonds	—	1	—	1
Government Bonds	—	2	—	2
Asset Backed Securities	—	1	—	1
Auction Rate Securities	—	—	8	8
Equity Securities	3	—	—	3
Foreign exchange derivative contracts	—	3	—	3

Total Financial investments	$52	$7	$8	$67
Liabilities
Foreign exchange derivative contracts	$—	$1	$—	$1

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

The difference between the total financial assets and liabilities as of December 31, 2010 and 2009 presented in the table above and the related amounts in the consolidated statement of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. The fair value of our long-term debt instruments was approximately $2.2 billion as of December 31, 2010. The carrying value of all other financial assets and liabilities approximates fair value. As of December 31, 2010 and 2009, NYSE Euronext has $7 million and $8 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are not currently valued at par. The decrease in the amount of auction rate securities from $8 million at December 31, 2009 to $7 million at December 31, 2010 is attributable to the disposal of $1 million of these securities. As of December 31, 2010, the weighted average price of the outstanding $7 million auction rate securities was 92 cents to a dollar and NYSE Euronext had recorded in other comprehensive income of $0.3 million unrealized gain on these securities.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the consolidated statement of financial condition as of December 31, 2010 (in millions):

		Fair Value of
	Notional	Derivative Instruments
	Amount	Asset(1)	Liability(2)

Derivatives not designated as hedging instruments
Foreign exchange contracts	$425	$6	$—

Total derivatives	$425	$6	$—

(1)	Included in “Financial investments” in the consolidated statements of financial condition.

(2)	Included in “Short term debt” in the consolidated statements of financial condition.

Pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the year ended December 31, 2010 were as follows (in millions):

Gain/(Loss)
	Recognized in Other	Gain/(Loss)
Derivatives in Net Investment Hedging	Comprehensive Income	Recognized in Income
Relationship	(Effective Portion)	(Ineffective Portion)
December 31, 2010	Year Ended	Year Ended

Foreign exchange contracts	$(11)	$0

Pre-tax gains and losses on derivative instruments not designated in hedging relationship for the year ended December 31, 2010 were as follows (in millions):

Derivatives Not Designated as Hedging	Gain/(Loss)
Instruments	Recognized in Income
December 31, 2010	Year Ended

Foreign exchange contracts	$16

For the year ended December 31, 2010, NYSE Euronext also entered into euro/U.S. dollar, sterling/U.S. dollar and sterling/euro foreign exchange contracts in place with tenors less than 4 months in order to hedge various financial positions. As of December 31, 2010, NYSE Euronext had a £82 million ($125 million) sterling/U.S. dollar foreign exchange swap outstanding with a positive fair value of $1 million and a €228 million ($300 million) euro/U.S. dollar foreign exchange swaps outstanding with a positive fair value of $5 million. These instruments matured during January 2011. For the year ended December 31, 2010, the cumulative net gain recognized under foreign exchange contracts not designated as hedging instruments in Other income in the consolidated statements of operations amounted to $16 million, and the cumulative net loss recognized under foreign exchange contracts designated as hedging instruments in Other comprehensive income amounted to $11 million.

For the year ended December 31, 2010, NYSE Euronext had no derivative instruments in cash flow hedging relationships and net investment hedging relationships.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Financial Investments

A summary of current investments was as follows (in millions):

	December 31, 2010
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(2)	Value

Mutual Funds (SERP/SESP)(1)	$36	$1	$—	$37
Corporate Bonds	1	—	—	1
Auction Rate Securities	7	—	—	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	6	—	—	6

Financial Investments	$51	$1	$—	$52

	December 31, 2009
	Adjusted	Unrealized	Unrealized	Fair
	Cost	Gains	Losses(2)	Value

Mutual Funds (SERP/SESP)(1)	$51	$—	$2	$49
Corporate Bonds	1	—	—	1
Government Bonds	2	—	—	2
Asset Backed Securities	1	—	—	1
Auction Rate Securities	8	—	—	8
Equity Securities	2	1	—	3
Bank deposits and other interest rate investments	3	—	—	3

Financial Investments	$68	$1	$2	$67

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	As of December 31, 2010, all unrealized losses have been reported for less than 12 months.

NYSE Euronext received gross proceeds from the sale of available-for-sale current investments of $487 million and $905 million with gross realized gains amounting to $1 million and $2 million and gross realized losses of $1 and zero million for the years ended December 31, 2010 and 2009, respectively.

During 2010, NYSE Euronext has not recorded any impairment loss on available-for-sale securities.

The following table summarizes the adjusted cost and fair value of available-for-sale fixed income securities and other interest rate investments, by contractual maturity (in millions):

	December 31,
	2010		2009
	Adjusted	Fair	Adjusted	Fair
	Cost	Value	Cost	Value

Due in 1 year or less	$—	$—	$3	$3
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Not due at a single maturity date(1)	7	8	9	9

Financial Investments	$7	$8	$12	$12

(1)	Includes asset-backed securities, collateralized mortgage obligations and auction rate securities.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Debt

Short term and long term debt consisted of the following (in millions):

	December 31,
	2010	2009

Commercial paper program	$330	$576
Accrued interest on long-term debt and other	36	40

Short term debt	366	616
4.8% USD 750 million unsecured bond due June 2013 (amortized cost)	749	749
5.375% EUR 1 billion unsecured bond due June 2015 (amortized cost)	1,325	1,417

Long term debt	2,074	2,166

Total debt	$2,440	$2,782

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2010 and 2009, NYSE Euronext had $0.3 billion and $0.6 billion of debt outstanding at an average interest rate of 0.8% and 0.4% under this commercial paper program, respectively. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of December 31, 2010. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under the $2.0 billion April 2012 facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.

In 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($401 million at December 31, 2010) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of December 31, 2010, NYSE Euronext had three committed bank credit facilities totaling $2.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

In 2008, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €750 million of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. In 2009, NYSE Euronext increased the €750 million 5.375% notes due in June 2015 to €1 billion as a result of an incremental offering of €250 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the debt repayment schedule was as follows (in millions):

Due in 2011	$366
Due in 2012	—
Due in 2013	749
Due in 2014	—
Due in 2015 or later	1,325

Total debt	$2,440

Note 16 —	Income Taxes

The income (loss) from continuing operations before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Domestic	$166	$52	$181
International	520	153	(826)

Total	$686	$205	$(645)

The income tax provision (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$18	$(31)	$73
State and local	17	(15)	20
International	56	26	221
Deferred:
Federal	60	63	3
State and local	(10)	20	(2)
International	(13)	(70)	(220)

Total	$128	$(7)	$95

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax asset and liability balances consisted of the following (in millions):

	December 31,
	2010	2009

Current deferred tax arising from:
Deferred revenue	$34	$37
Deferred compensation	18	22
Depreciation	39	—
Other	29	41

Current deferred assets	$120	$100

Depreciation and other	$2	$18

Current deferred liabilities	$2	$18

Non-current deferred tax arising from:
Deferred revenue	$146	$155
Depreciation	46	90
Stock-based compensation	25	19
Deferred compensation	135	142
Pension	93	85
Net operating loss	153	112
Valuation allowance	(24)	(19)
Other	59	96

Non-current deferred assets	$633	$680

Intangible assets	$1,800	$1,947
Software capitalization	67	56
Pension	13	13
Depreciation and other	127	74

Non-current deferred liabilities	$2,007	$2,090

Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including undistributed earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

As of December 31, 2010, NYSE Euronext had approximately $297 million of net operating losses (“NOL”) for tax purposes, which will begin to expire in 2021. A valuation allowance was recorded against approximately $24 million and $19 million of certain NOL as of December 31, 2010 and 2009, respectively, as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized.

For the years ended December 31, 2010 and 2009, the exercise of stock options and vesting of restricted stock units did not result in any tax benefit.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	0.6	3.2	(2.6)
Foreign operations	(14.1)	(38.6)	8.0
Tax rate changes	(3.4)	—	—
Goodwill impairment	—	—	(53.5)
Other	0.6	(3.2)	(1.6)

Effective tax rate	18.7%	(3.6)%	(14.7)%

For the years ended December 31, 2010, NYSE Euronext’s effective tax rate is lower than the statutory rate primarily due to lower tax rates on its foreign operations, the expiration of the statutes of limitations in various jurisdictions and a discrete deferred tax benefit related to an enacted reduction in corporate tax rate in both the United Kingdom and the Netherlands. In 2009, NYSE Euronext’s effective tax rate is lower than the statutory rate primarily due to higher earnings generated from our foreign operations, where the applicable tax rate is lower than the statutory rate, and the recognition of previously unrecognized tax benefits. In 2008, NYSE Euronext’s effective tax rate was lower than statutory rate primarily due to impairment charges.

In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, a reconciliation of the gross unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Balance at beginning of the year	$89	$80	$67
(Decreases) increases based on tax positions taken during a prior period	—	(3)	2
Increases based on tax positions taken during the current period	20	22	16
Decreases related to a lapse of applicable statute of limitation	(27)	(11)	(6)
Currency translation	(3)	1	—
Settlements	(4)	—	1

Balance at end of the year	$75	$89	$80

Included in the ending balance at December 31, 2010 and 2009 are $74 million and $46 million, respectively, of tax positions which, if recognized, would affect the effective tax rate, and there were no tax positions for which there is uncertainty about the timing of tax benefit in either 2010 and 2009.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the consolidated statements of operations. For the years ended December 31, 2010, 2009 and 2008, we recorded $1 million, $4 million and $3 million, respectively, for interest and penalties in our consolidated statements of operations. For the years ended December 31, 2010 and 2009, the accrued net interest payable related to the above net tax benefit was $3 million and $7 million, respectively.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

	Examination in	Open Tax
Jurisdiction	Progress	Years

U.S.	2000-2008	2009-2010
Netherlands	None	2009-2010
France	None	2009-2010
United Kingdom	None	2009-2010
Belgium	None	2009-2010
Portugal	None	2009-2010

NYSE Euronext does not anticipate that the total unrecognized tax benefits will change significantly in the next twelve months.

Note 17 —	Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2010:

IRS Notice

In November 2009, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment seeking to disallow approximately $161 million in deductions taken by the NYSE for compensation paid to its former Chairman and Chief Executive Officer in the tax years 2001, 2002 and 2003. In February 2010, the NYSE filed a protest of the proposed disallowance and is awaiting a conference with the IRS Appeals Office.

Shareholder Lawsuits

Following the announcement of our business combination agreement with Deutsche Börse on February 15, 2011, various lawsuits were filed by purported NYSE Euronext shareholders in at least two state courts. The plaintiffs are seeking to litigate on behalf of a proposed class of all NYSE Euronext shareholders. The named defendants include the members of NYSE Euronext’s Board of Directors, certain officers, as well as NYSE Euronext, Deutsche Börse and related corporate entities. Each lawsuit asserts a claim for breach of fiduciary duty against the individual defendants, and a claim for aiding and abetting that alleged breach against one or more of the entity defendants. In general, the lawsuits critique the terms of the proposed transaction and seek, among other things, an injunction against its completion. NYSE Euronext is reviewing the complaints and intends to contest them.

In addition to the matters described above, we are from time to time involved in various legal and regulatory proceedings that arise in the ordinary course of our business. We do not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on our operating results or financial condition.

Commitments

NYSE Euronext leases office space under non-cancelable operating leases and equipment that expire at various dates through 2029. Rental expense under these leases, included in the consolidated statements of operations in both occupancy and systems and communications, totaled $97 million, $123 million and $85 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future payments under these obligations as of December 31, 2010 were as follows (in millions):

	Operating leases		Other
Year	Office Space	Equipment	Commitments(1)	Total

2011	$66	$4	$41	$111
2012	62	1	41	104
2013	54	—	35	89
2014	49	—	—	49
2015	42	—	—	42
2016-Thereafter	144	—	—	144

	$417	$5	$117	$539

(1)	Primarily reflects the outstanding commitment for our investment in the Qatar Exchange.

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

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Detail of Certain Balance Sheet Accounts

Property and equipment — Components of property and equipment were as follows (in millions):

	December 31,
	2010	2009

Land, buildings and building improvements	$544	$524
Leasehold improvements	407	209
Computers and equipment, including capital leases of $13	737	807
Software, including software development costs	945	901
Furniture and fixtures	23	26

	2,656	2,467
Less: accumulated depreciation and amortization, including $13 for capital leases	(1,635)	(1,481)

	$1,021	$986

NYSE Euronext capitalized software development costs of approximately $68 million and $111 million in 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, we recognized $79 million, $84 million and $91 million, respectively, of amortization related to capitalized software. Unamortized capitalized software development costs of $146 million and $157 million as of December 31, 2010 and 2009, respectively, were included in the net book value of property and equipment.

Accounts payable and accrued expenses — Components of accounts payable and accrued expenses were as follows (in millions):

	December 31,
	2010	2009

Trade payables	$258	$466
Income tax payable (including uncertain tax positions)	86	104
Accrued compensation (including severance)	255	355
Other accrued expenses	173	237

	$772	$1,162

Other assets (non-current) — Components of non-current other assets were as follows (in millions):

	December 31,
	2010	2009

Investments at cost	$375	$515
Equity method investments	178	178
Asset held-for sale	46	46
Deposits, debt issuance costs and other	64	63

	$663	$802

Note 19 —	Subsequent Events

On February 15, 2011, we announced that we entered into a business combination agreement with Deutsche Börse AG. Under the agreement, the companies will combine to create the world’s premier global exchange group. Each of the group’s national exchanges will keep its name in its local market and all exchanges will continue to operate under local regulatory frameworks and supervision. Following full completion of the contemplated

NYSE EURONEXT

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transactions, the former Deutsche Börse shareholders will own approximately 60% of the combined group and the former NYSE Euronext shareholders will own approximately 40% of the combined group on a fully diluted basis and assuming that all Deutsche Börse shares are tendered in the contemplated exchange offer. The transaction is subject to approval by holders of a majority of the outstanding NYSE Euronext shares and to a 75% acceptance level of the exchange offer to Deutsche Börse shareholders as well as approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions. The transaction is expected to close at the end of 2011.

Following the announcement of the proposed transaction, various lawsuits were filed by purported NYSE Euronext shareholders in at least two state courts. The plaintiffs are seeking to litigate on behalf of a proposed class of all NYSE Euronext shareholders. The named defendants include the members of NYSE Euronext’s Board of Directors, certain officers, as well as NYSE Euronext, Deutsche Börse and related corporate entities. Each lawsuit asserts a claim for breach of fiduciary duty against the individual defendants, and a claim for aiding and abetting that alleged breach against one or more of the entity defendants. In general, the lawsuits critique the terms of the proposed transaction and seek, among other things, an injunction against its completion. NYSE Euronext is reviewing the complaints and intends to contest them.

Quarterly Financial Data (unaudited)

The following represents NYSE Euronext’s unaudited quarterly results for the years ended December 31, 2010 and 2009. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)

2010
Total revenues	$1,083	$1,247	$1,050	$1,045
Operating income	205	215	155	170

Net income	125	179	123	131
Net loss attributable to noncontrolling interest	5	5	5	4

Net income attributable to NYSE Euronext	130	184	128	135
Basic earnings per share attributable to NYSE Euronext	$0.50	$0.70	$0.49	$0.52
Diluted earnings per share attributable to NYSE Euronext	$0.50	$0.70	$0.49	$0.51
2009
Total revenues	$1,142	$1,252	$1,160	$1,130
Operating income (loss)	160	(227)	187	166

Net income (loss)	106	(179)	124	161
Net (income) loss attributable to noncontrolling interest	(2)	(3)	1	11

Net income (loss) attributable to NYSE Euronext	104	(182)	125	172
Basic earnings (loss) per share attributable to NYSE Euronext	$0.40	$(0.70)	$0.48	$0.66
Diluted earnings (loss) per share attributable to NYSE Euronext	$0.40	$(0.70)	$0.48	$0.66

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During 2010, no changes were made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report on Form 10-K.

Management’s Certifications

We have filed as exhibits to this annual report on Form 10-K for the year ended December 31, 2010, the certifications of the Chief Executive Officer and the Chief Financial Officer of NYSE Euronext required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of NYSE Euronext

Information relating to our board of directors will be set forth under “Election of Directors — Nominees for Election to the Board of Directors” in the 2011 Proxy Statement. Information relating to our executive officers is set forth under “Executive Officers of NYSE Euronext” herein. Information regarding compliance by our directors, executive officers and 10% stockholders with the reporting requirements of Section 16(a) of the Exchange Act, if applicable, will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement. Information relating to our Audit Committee financial expert, our Nominating and Governance Committee and our Audit Committee will be set forth under the caption “Corporate Governance — Board Meetings and Committees” in our 2011 Proxy Statement. The foregoing information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. This code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is the principal financial officer) and Chief Accounting Officer (who is the principal accounting officer), as well as all other employees, as indicated above. This code also meets the requirements of a code of ethics and business conduct under the NYSE listing standards. Our Code of Ethics and Business Conduct is available on our website at www.nyx.com under the heading “Investor Relations — Corporate Governance — Governance.” We will also provide a copy of the code to stockholders at no charge upon written request. Any amendment to the NYSE Euronext Code of Ethics and Business Conduct and any

waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be set forth under “Compensation of Executive Officers” and “Corporate Governance — Compensation of Directors” in the 2011 Proxy Statement. Information relating to our Human Resources and Compensation Committee will be set forth under “Corporate Governance — Board Meetings and Committees” in our 2011 Proxy Statement. The foregoing information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of our management and certain beneficial owners of our common stock will be set forth under “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under Item 5 “— Outstanding Options and Restricted Stock.” The foregoing information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be set forth under “Other Matters — Certain Relationship and Related Transactions” and “Corporate Governance — Director Independence” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services, as well as audit committee pre-approval policies and procedures, will be set forth under “Report of Audit Committee and Ratification of Selection of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit
No.	Description

2.1	Business Combination Agreement, dated as of February 15, 2011, by and among NYSE Euronext, Deutsche Börse AG, Alpha Beta Netherlands Holding N.V. and Pomme Merger Corporation (incorporated by reference to Exhibit 2.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on February 16, 2011).
2.2	Agreement and Plan of Merger, dated as of January 17, 2008, by and among NYSE Euronext, Amsterdam Merger Sub, LLC, The Amex Membership Corporation, AMC Acquisition Sub, Inc., American Stock Exchange Holdings, Inc., American Stock Exchange LLC and American Stock Exchange 2, LLC (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).
2.3	Purchase Agreement, entered into as of January 12, 2008 by and among (i) Wombat Financial Software, Inc., a Nevada corporation, (ii) TransactTools, Inc., a Delaware corporation, an indirect, wholly owned subsidiary of NYSE Euronext, a Delaware corporation, (iii) Ronald B. Verstappen, Daniel Moore, ML IBK Positions, Inc. and certain other individual parties; (iv) NYSE Euronext, a Delaware corporation (for the limited purposes specified in the agreement only), and (v) Ronald B. Verstappen, as the seller representative (for the limited purposes set specified in the agreement only) (incorporated by reference to Exhibit 2.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on January 16, 2008).
2.4	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4/A filed with the SEC on November 27, 2008 (File No. 333-137506)).
2.5	Agreement and Plan of Merger, dated as of April 20, 2005, as amended and restated as of July 20, 2005, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).
2.6	Amendment No. 1, dated as of October 20, 2005, to the Amended and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 filed with the SEC (File No. 333-126780)).
2.7	Amendment No. 2, dated as of November 2, 2005, to the Amendment and Restated Agreement and Plan of Merger, by and among New York Stock Exchange, Inc., Archipelago Holdings, Inc., NYSE Merger Sub LLC, NYSE Merger Corporation Sub, Inc. and Archipelago Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Group, Inc.’s registration statement on Form S-4 (File No. 333-126780)).
3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (incorporated by reference to Exhibit 3.1 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
3.2	Amended and Restated Bylaws of NYSE Euronext.
4.1	Agency Agreement, dated as of April 23, 2008, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 24, 2008).
4.2	Indenture dated as of May 29, 2008 between NYSE Euronext and Wilmington Trust Company, as Trustee, relating to Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).
4.3	First Supplemental Indenture dated as of May 29, 2008 between NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as authenticating agent, calculation agent, paying agent, security registrar and transfer agent, relating to Senior Notes due June 28, 2013 (incorporated by reference to Exhibit 4.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).

Exhibit
No.	Description

4.4	First Supplemental Agency Agreement, dated as of April 22, 2009, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO Bank N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 23, 2009).
10.1	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).
10.2	Credit Agreement, dated as of January 5, 2007, among NYSE Euronext, Inc., NYSE Group, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and (for the sole purposes of Sections 2.03, 2.04, 2.06(b), 4.03, 7.02 and 9.01 of the Credit Agreement) the presenting bank parties thereto (incorporated by reference to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on January 9, 2007).
10.3	Share Purchase Agreement, dated January 10, 2007, among NYSE Group, Inc., IL&FS Trust Company Limited, ICICI Bank Limited, IFCI Limited, Punjab National Bank, and General Insurance Corporation of India (incorporated by reference to Exhibit 10.37 to NYSE Group, Inc.’s Annual Report on Form 10-K filed with the SEC on March 22, 2007).
10.4	Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (incorporated by reference to Exhibit 10.47 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.5	Amended and Restated Clearing Agreement between LIFFE Administration and Management and LCH.Clearnet Limited dated July 16, 1996 (incorporated by reference to Exhibit 10.48 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.6	The Umbrella Services Agreement among Euronext N.V., Atos Origin SA, Atos Euronext SA and Atos Euronext Market Solutions Holdings S.A.S. dated July 22, 2005 (incorporated by reference to Exhibit 10.49 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.7	Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/Beursplein, 1000 Brussels, Belgium (unofficial English translation) (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.8	Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.9	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.10	Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.11	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.12	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.13	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).

Exhibit
No.	Description

10.14	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.15	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007 (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.16	Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 9, 2007).
10.17	Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).
10.18	Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).
10.19	NYSE Euronext 2006 Stock Incentive Plan (as amended and restated effective October 27, 2010).
10.20	Form of Restricted Stock Unit Agreement Pursuant to NYSE Group, Inc. 2006 Stock Incentive Plan (for non-employee directors) (incorporated by reference to Exhibit 10.1 to NYSE Group Inc.’s Current Report on Form 8-K filed with the SEC on June 7, 2006).
10.21	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.’s registration statement on Form S-1 (File No. 333-132390)).
10.22	Euronext 2001 stock option plan (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.23	Euronext 2004 stock option plan (incorporated by reference to Exhibit 10.57 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.24	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (incorporated by reference to Exhibit 99.10 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.25	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (incorporated by reference to Exhibit 99.11 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.26	Euronext N.V. Share Purchase and Match French Plan (incorporated by reference to Exhibit 99.12 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.27	Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007).
10.28	Letter Agreement by and between Duncan L. Niederauer and NYSE Euronext, dated November 14, 2007 (incorporated by reference to Exhibit 99.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on November 16, 2007).
10.29	Employment Agreement by and between Philippe Duranton and NYSE Euronext, dated February 5, 2008 (incorporated by reference to Exhibit 10.73 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).
10.30	Employment Agreement by and between John Halvey and NYSE Euronext, dated February 11, 2008 (incorporated by reference to Exhibit 10.74 to NYSE Euronext’s registration statement on Form S-4 filed with the SEC on February 29, 2008 (File No. 333-149480)).

Exhibit
No.	Description

10.31	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).
10.32	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).
10.33	NYSE Euronext Omnibus Incentive Plan (as amended and restated effective October 27, 2010).
10.34	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for employees generally).
10.35	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for certain management committee members).
10.36	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for non-employee directors).
10.37	Form of Restricted Stock Unit Agreement for Participants in France Pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP).
10.38	Form of Restricted Stock Unit Agreement for Participants in France Pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus).
10.39	Form of U.S. Management Committee Member Employment Agreement (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.40	Shareholders’ Agreement relating to Qatar Securities Market dated June 24, 2008 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.41	Form of Phantom Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).
10.42	Master Agreement Between ATOS Origin S.A. and NYSE Euronext dated July 11, 2008 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).*
10.43	NYSE Group, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.44	New York Stock Exchange, Inc. Capital Accumulation Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.45	New York Stock Exchange, Inc. ICP Award Deferral Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.46	New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.47	Amendment Number One to New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.54 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.48	Securities Industry Automation Corporation Supplemental Incentive Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).

Exhibit
No.		Description

10.49		Clearing Relationship Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited (incorporated by reference to Exhibit 10.56 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).*
10.50		Termination Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited (incorporated by reference to Exhibit 10.57 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).*
10.51		364-Day Credit Agreement ($500,000,000), dated as of April 1, 2009, between NYSE Euronext, the Subsidiary Borrowers party hereto, the Lenders party hereto, Bank of America, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 3, 2009).
10.52		Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.53		Employment Agreement by and between Garry Jones and LIFFE Administration (incorporated by reference to Exhibit 10.15 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.54		Amendment to the Shareholders’ Agreement relating to Qatar Securities Market dated June 19, 2009 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on June 25, 2009).
10.55		Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.56		Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.57		Employment Agreement by and between Dominique Cerutti and NYSE Euronext, dated September 7, 2009 (incorporated by reference to Exhibit 10.75 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on March 1, 2010).
10.58		Employment Agreements of Roland Bellegarde, dated October 16, 2009, July 1, 2000, March 18, 1996, February 17, 1994, April 22, 1991, May 25, 1990, October 18, 1989, December 30, 1987 and May 15, 1986 (incorporated by reference to Exhibit 10.76 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on March 1, 2010).
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries.
23		Consent of PricewaterhouseCoopers LLP.
24		Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1		Rule 13a-14(a) Certification (CEO).
31.2		Rule 13a-14(a) Certification (CFO).
32		Section 1350 Certifications.
101	.INS	XBRL Report Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.PRE	XBRL Taxonomy Presentation Linkbase Document.
101	.CAL	XBRL Calculation Linkbase Document.
101	.LAB	XBRL Taxonomy Label Linkbase Document.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext

By:	/s/ Duncan L. Niederauer
Name:     Duncan L. Niederauer

Title:	Chief Executive Officer

Date: February 28, 2011

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Duncan L. Niederauer, Michael S. Geltzeiler and John K. Halvey, and each of them severally, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Act of 1933 and the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with (i) this Annual Report on Form 10-K and any and all amendments hereto and (ii) the registrant’s Registration Statement on Form S-3 to be filed with said Commission in 2011 and any and all amendments (including post-effective amendments) thereto and any registration statements filed by the registrant pursuant to Rule 462(b) of the Securities Act of 1933 relating thereto, as fully for all intents and purposes as he or she might or could do in person, and hereby ratifies and confirms all that said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated.

Signature	Title	Date

/s/ Duncan L. Niederauer Duncan L. Niederauer	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ Michael S. Geltzeiler Michael S. Geltzeiler	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ Stéphane Biehler Stéphane Biehler	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 28, 2011

/s/ Jan-Michiel Hessels Jan-Michiel Hessels	Director (Chairman)	February 28, 2011

/s/ Marshall N. Carter Marshall N. Carter	Director (Deputy Chairman)	February 28, 2011

/s/ André Bergen André Bergen	Director	February 28, 2011

/s/ Ellyn L. Brown Ellyn L. Brown	Director	February 28, 2011

Signature	Title	Date

/s/ Patricia M. Cloherty Patricia M. Cloherty	Director	February 28, 2011

/s/ Sir George Cox Sir George Cox	Director	February 28, 2011

/s/ Sylvain Hefes Sylvain Hefes	Director	February 28, 2011

/s/ Duncan M. McFarland Duncan M. McFarland	Director	February 28, 2011

/s/ James J. McNulty James J. McNulty	Director	February 28, 2011

/s/ Ricardo Salgado Ricardo Salgado	Director	February 28, 2011

/s/ Robert G. Scott Robert G. Scott	Director	February 28, 2011

/s/ Jackson P. Tai Jackson P. Tai	Director	February 28, 2011

/s/ Jean-François Théodore Jean-François Théodore	Director	February 28, 2011

/s/ Rijnhard van Tets Rijnhard van Tets	Director	February 28, 2011

/s/ Sir Brian Williamson Sir Brian Williamson	Director	February 28, 2011