Form 10-Q
period 2011-03-31
NYSE Euronext
filed 2011-05-06
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2011, the registrant had approximately 262 million shares of common stock, $0.01 par value per share, outstanding.

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
“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE ® ,” “NYSE BlueTM,” “NYSE Liffe ® ,” “Pacific Exchange ® “ and “SFTI ® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed for the year ended December 31, 2010, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.
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
Forward-looking statements include, but are not limited to, statements about:
•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of capital;

•	our competitive position and environment;

•	potential growth opportunities available to us;

•	the risks associated with potential acquisitions, alliances or combinations, including the proposed Deutsche Börse AG transaction described elsewhere in this Quarterly Report;

•	the recruitment and retention of officers and employees;

•	expected levels of compensation;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	protection or enforcement of intellectual property rights;

•	expectations with respect to financial markets, industry trends and general economic conditions;

•	our ability to keep up with rapid technological change;

•	the timing and results of our technology initiatives;

•	the effects of competition; and

•	the impact of future legislation and regulatory changes.
            We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements referred to above.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$309	$327
Financial investments	42	52
Accounts receivable, net	602	526
Deferred income taxes	77	120
Other current assets	203	149

Total current assets	1,233	1,174
Property and equipment, net	1,021	1,021
Goodwill	4,196	4,050
Other intangible assets, net	6,083	5,837
Deferred income taxes	611	633
Other assets	649	663

Total assets	$13,793	$13,378

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$620	$772
Related party payable	40	40
Section 31 fees payable	88	98
Deferred revenue	428	176
Short term debt	202	366
Deferred income taxes	3	2

Total current liabilities	1,381	1,454
Long term debt	2,156	2,074
Deferred income taxes	2,049	2,007
Accrued employee benefits	453	499
Deferred revenue	371	366
Related party payable	75	75
Other liabilities	31	59

Total liabilities	6,516	6,534

Commitments and contingencies
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 277 and 276 shares issued; 262 and 261 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,203	8,180
Retained earnings	289	212
Accumulated other comprehensive loss	(872)	(1,183)

Total NYSE Euronext stockholders’ equity	7,207	6,796
Noncontrolling interest	70	48

Total equity	7,277	6,844

Total liabilities and equity	$13,793	$13,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Revenues
Transaction and clearing fees	$815	$762
Market data	96	91
Listing	109	105
Technology services	82	79
Other revenues	46	46

Total revenues	1,148	1,083
Transaction-based expenses:
Section 31 fees	89	63
Liquidity payments, routing and clearing	380	375

Total revenues, less transaction-based expenses	679	645

Other operating expenses:
Compensation	161	172
Depreciation and amortization	70	66
Systems and communication	52	52
Professional services	69	58
Selling, general and administrative	63	79
Merger expenses and exit costs	21	13

Total other operating expenses	436	440

Operating income	243	205
Interest expense	(30)	(27)
Investment income	1	—
Loss from associates	(1)	(2)
Other income (loss)	—	(3)

Income before income taxes	213	173
Income tax provision	(62)	(48)

Net income	151	125
Net loss attributable to noncontrolling interest	4	5

Net income attributable to NYSE Euronext	$155	$130

Basic earnings per share attributable to NYSE Euronext	$0.59	$0.50

Diluted earnings per share attributable to NYSE Euronext	$0.59	$0.50
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$151	$125

Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72	71
Deferred income taxes	(20)	8
Deferred revenue amortization	(23)	(18)
Stock-based compensation	10	10
Other non-cash items	4	4
Change in operating assets and liabilities:
Accounts receivable, net	(36)	(115)
Other assets	(43)	(40)
Accounts payable, accrued expenses, and Section 31 fees payable	(54)	(153)
Related party payable	—	(1)
Deferred revenue	248	242
Accrued employee benefits	(45)	(11)

Net cash provided by operating activities	264	122
Cash flows from investing activities:
Sales of investments	245	121
Purchases of investments	(235)	(111)
Purchases of equity investments and businesses, net of cash acquired	(2)	—
Net proceeds from disposition of asset held-for-sale	34	—
Purchases of property and equipment	(35)	(92)
Other investing activities	(25)	3

Net cash used in investing activities	(18)	(79)
Cash flows from financing activities:
Commercial paper (repayments) borrowings, net	(209)	(28)
Dividends to shareholders	(78)	(78)
Other	(5)	—

Net cash used in financing activities	(292)	(106)
Effects of exchange rate changes on cash and cash equivalents	28	(38)

Net decrease in cash and cash equivalents for the period	(18)	(101)
Cash and cash equivalents at beginning of period	327	423

Cash and cash equivalents at end of period	$309	$322

Non-cash investing and financing activities:
Acquisition of APX	$40	$—
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
The accompanying condensed unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under U.S. GAAP, have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.
The preparation of these condensed unaudited consolidated financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could be materially different from these estimates. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Note 2—Strategic Investments and Divestitures
Proposed Business Combination
On February 15, 2011, we announced that we entered into a business combination agreement with Deutsche Börse AG (“Deutsche Börse”). Under the agreement, the companies will combine (the “Combined Company”) to create the world’s premier global exchange group. Each of the group’s national exchanges will keep its name in its local market and all exchanges will continue to operate under local regulatory frameworks and supervision. Following full completion of the contemplated transactions, the former Deutsche Börse shareholders would own approximately 60% of the Combined Company and the former NYSE Euronext shareholders would own approximately 40% of the Combined Company on a fully diluted basis and assuming that all Deutsche Börse shares are tendered in the contemplated exchange offer. The transaction is subject to approval by holders of a majority of the outstanding NYSE Euronext shares and to a 75% acceptance level of the exchange offer to Deutsche Börse shareholders as well as approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions, and we can provide no assurance that such approvals and conditions will be obtained or satisfied. The transaction is expected to close at the end of 2011.
The foregoing summary of the business combination agreement and the proposed business combination does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the business combination agreement, which was filed with our Current Report on Form 8-K filed with the SEC on February 16, 2011 as amended on May 2, 2011, and incorporated herein by reference.
NYSE BlueTM
On February 18, 2011, the formation of the NYSE Blue joint venture was consummated. NYSE Blue is a new global company that is majority owned by NYSE Euronext. NYSE Blue consists of the businesses of APX (headquartered in the New York City region) and Bluenext (headquartered in Paris). In its environmental unit, NYSE Blue provides infrastructure and services to environmental sponsors and market participants, through its environmental management account for asset and risk management as well as its registry services for renewable energy in the United States and voluntary carbon worldwide. Additionally, NYSE Blue operates, through Bluenext, a leading spot exchange for the European Emissions Trading System, a multi-country, multi-sector Greenhouse Gas emission trading scheme. In its power unit, NYSE Blue is a leading provider of hosted power scheduling and settlement services for wholesale power market participants. NYSE Euronext consolidates the results of operations and financial condition of NYSE Blue.

New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of March 31, 2011, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC. NYSE Euronext has agreed to make a $50 million financial guarantee as an additional contribution to the NYPC default fund, of which $25 million had been contributed as of March 31, 2011 and held in escrow by NYPC. NYSE Euronext’s investment in NYPC is treated as an equity method investment.
Sale of American Stock Exchange Building (“Amex building”)
In the first quarter of 2011, the Amex building was sold and approximately 0.3 million NYSE Euronext shares of common stock will be issued to former Amex members in accordance with the Amex acquisition agreement.
Note 3—Restructuring
Severance Costs
As a result of streamlining certain business processes, NYSE Euronext has launched various voluntary and involuntary severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through March 31, 2011 and the remaining accrual as of March 31, 2011 (in millions):

			Information Services
		Cash Trading	and Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total
Balance as of December 31, 2010	$1	$30	$5	$2	$38
Employee severance and related benefits	—	2	—	—	2
Severance and benefit payments	—	(12)	(2)	(1)	(15)
Currency translation and other	—	1	—	—	1

Balance as of March 31, 2011	$1	$21	$3	$1	$26

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at March 31, 2011, NYSE Euronext expects to pay these amounts throughout 2011 and into 2012.
Note 4—Segment Reporting
NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs to operate as a public company, within “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of our reportable segments is as follows (in millions):

		Cash Trading	Information Services and	Corporate/
Three months ended March 31,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2011
Revenues	$307	$726	$116	$(1)	$1,148
Operating income (loss)	145	122	27	(51)	243
2010
Revenues	$298	$676	$110	$(1)	$1,083
Operating income (loss)	127	99	15	(36)	205
Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended March 31,
	2011	2010
Net income	$151	$125
Net loss attributable to noncontrolling interest	4	5

Net income attributable to NYSE Euronext	$155	$130

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	261	260
Dilutive effect of: Employee stock options and restricted stock units	1	1

Weighted average shares used in diluted computation	262	261

Basic earnings per share attributable to NYSE Euronext	$0.59	$0.50

Diluted earnings per share attributable to NYSE Euronext	$0.59	$0.50

Dividend per common share	$0.30	$0.30
As of March 31, 2011 and 2010, 4.5 million and 4.7 million restricted stock units, respectively, and options to purchase 0.4 million and 0.6 million shares of common stock, respectively, were outstanding. For both the three months ended March 31, 2011 and 2010, 0.8 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.
Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Three months ended March 31,	2011	2010	2011	2010	2011	2010
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	12	12	1	1	2	3
Expected return on assets	(14)	(14)	—	—	—	—
Actuarial loss	4	2	—	—	—	—
Curtailment loss	—	—	—	—	1	1

Net periodic cost	$3	$1	$1	$1	$3	$4

During the three months ended March 31, 2011 and 2010, NYSE Euronext contributed $38 million and zero, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $4 million to its pension plans for the remainder of fiscal 2011.

Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

		Cash Trading	Information Services and
	Derivatives	and Listings	Technology Solutions	Total
Balance as of January 1, 2011	$2,252	$1,439	$359	$4,050
Acquisitions	—	19	—	19
Purchase accounting adjustments	—	(9)	—	(9)
Currency translation and other	75	52	9	136

Balance as of March 31, 2011	$2,327	$1,501	$368	$4,196

The following table presents the details of the intangible assets as of March 31, 2011 and December 31, 2010 (in millions):

	Assigned	Accumulated
Balance as of March 31, 2011	value	amortization	Useful Life (in years)
National securities exchange registrations	$5,218	$—	Indefinite
Customer relationships	895	185	7 to 20
Trade names and other	198	43	2 to 20

Other intangible assets	$6,311	$228

	Assigned	Accumulated
Balance as of December 31, 2010	value	amortization	Useful Life (in years)
National securities exchange registrations	$5,003	$—	Indefinite
Customer relationships	852	166	7 to 20
Trade names and other	187	39	2 to 20

Other intangible assets	$6,042	$205

For both the three months ended March 31, 2011 and 2010, amortization expense for the intangible assets was approximately $15 million.
The estimated future amortization expense of acquired purchased intangible assets as of March 31, 2011 was as follows (in millions):

Year ending December 31,
Remainder of 2011 (from April 1st through December 31st)	$43
2012	58
2013	58
2014	58
2015	58
Thereafter	590

Total	$865

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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in millions):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$33	$—	$—	$33
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	5	5
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$34	$3	$5	$42

Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$37	$—	$—	$37
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	7	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	—	6	—	6

Total Financial investments	$38	$7	$7	$52

Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).
The difference between the total financial assets and liabilities as of March 31, 2011 and December 31, 2010 presented in the tables above and the related amounts in the condensed consolidated statements of financial condition is primarily due to investments recorded at cost or adjusted cost such as non-quoted equity securities, bank deposits and other interest rate investments, and to debt instruments recorded at amortized cost. The fair value of our long-term debt instruments was approximately $2.4 billion as of March 31, 2011. The carrying value of all other financial assets and liabilities approximates fair value. As of March 31, 2011 and December 31, 2010, NYSE Euronext had $5 million and $7 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. The decrease in the amount of auction rate securities from $7 million at December 31, 2010 to $5 million at March 31, 2011 is attributable to the disposal of $2 million of these securities. As of March 31, 2011, the weighted average price of these auction rate securities was 91 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $0.2 million unrealized gain on these securities.
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition (in millions):

		Fair Value of Derivative
	Notional	Instruments
March 31, 2011	Amount	Asset(1)	Liability
Derivatives not designated as hedging instruments
Foreign exchange contracts	$585	$2	$—
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$585	$2	$—

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.
Pre-tax gains and losses on derivative instruments not designated in hedging relationship for the three months ended March 31, 2011 were as follows (in millions):

Derivatives not designated as hedging instrument	Gain/ (loss) recognized in income
Foreign exchange contracts	$(1)
For the three months ended March 31, 2011, NYSE Euronext had euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts in place with tenors less than 3 months in order to hedge various financial positions. These contracts were not designated as hedging instruments under the Derivatives and Hedging Topic. As of March 31, 2011, NYSE Euronext had a £120 million ($193 million) sterling/U.S. dollar foreign exchange swap outstanding and a €278 million ($392 million) euro/U.S. dollar contract outstanding with a positive fair value of $2 million. These instruments matured in April 2011. For the three months ended March 31, 2011, the cumulative net loss recognized under foreign exchange contracts in “Other income” in the condensed consolidated statement of operations amounted to $1 million.
Pre-tax net losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” were $102 million for the three months ended March 31, 2011.
For the three months ended March 31, 2011, NYSE Euronext had no derivative instruments in fair value hedging relationships, cash flow hedging relationships and net investment hedging relationships.
Note 10—Commitments and Contingencies
For the three months ended March 31, 2011, NYSE Euronext incorporates herein by reference the discussion set forth in Note 17 (“Commitments and Contingencies — Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2010, and no other matters were reportable during the period.
In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its financial statements as a whole.
Note 11—Income taxes
For the three months ended March 31, 2011 and 2010 our effective tax rate was 29.2% and 27.8%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

Note 12—Related Party Transactions
LCH.Clearnet
On May 27, 2009, NYSE Liffe’s London Market (for the purposes of this section, “NYSE Liffe”) received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing, an arrangement with LCH.Clearnet Ltd (“LCH.Clearnet”), whereby NYSE Liffe assumed full responsibility for clearing activities for the U.K. derivatives market. To achieve this, NYSE Liffe became a self-clearing Recognised Investment Exchange and outsourced the existing clearing guarantee arrangements and related risk functions to LCH.Clearnet.
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
As of March 31, 2011, NYSE Euronext had a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
Qatar
On June 19, 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid annually in four equal installments. NYSE Euronext’s investment in the Qatar Exchange is treated as an equity method investment. The $115 million present value of this liability is included in “Related party payable” in the condensed consolidated statements of financial condition as of March 31, 2011.
The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended March 31,
Revenues (expenses)	2011	2010
LCH.Clearnet	$(11)	$(10)
Qatar	2	7
Note 13—Other Comprehensive Income
The following outlines the components of other comprehensive income (in millions):

	Three months ended March 31,
	2011			2010
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	interest	Total	Euronext	interest	Total
Net income	$155	$(4)	$151	$130	$(5)	$125
Change in market value adjustments of available-for-sale securities	2	—	2	2	—	2
Foreign currency translation adjustments	307	2	309	(415)	(2)	(417)

Total comprehensive (loss) income	$464	$(2)	$462	$(283)	$(7)	$(290)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
Overview
NYSE Euronext was formed from the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Prior to that date, NYSE Euronext had no significant assets and did not conduct any material activities other than those incidental to its formation. Following consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquiror in the combination with Euronext. On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation, including its subsidiary, the American Stock Exchange, which is now known as NYSE Amex.
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs to operate as a public company, within “Corporate/ Eliminations.”
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
Proposed Business Combination
On February 15, 2011, we announced that we entered into a business combination agreement with Deutsche Börse AG (“Deutsche Börse”). Under the agreement, the companies will combine (the “Combined Company”) to create the world’s premier global exchange group. Each of the group’s national exchanges will keep its name in its local market and all exchanges will continue to operate under local regulatory frameworks and supervision. Following full completion of the contemplated transactions (hereinafter sometimes referred to as the “Proposed Business Combination”), the former Deutsche Börse shareholders would own approximately 60% of the Combined Company and the former NYSE Euronext shareholders would own approximately 40% of the Combined Company on a fully diluted basis and assuming that all Deutsche Börse shares are tendered in the contemplated exchange offer. The transaction is subject to approval by holders of a majority of the outstanding NYSE Euronext shares and to a 75% acceptance level of the exchange offer to Deutsche Börse shareholders as well as approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions, and we can provide no assurance that such approvals and conditions will be obtained or satisfied. The transaction is expected to close at the end of 2011.
The foregoing summary of the business combination agreement and the Proposed Business Combination does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the business combination agreement, which was filed with our Current Report on Form 8-K filed with the SEC on February 16, 2011 as amended on May 2, 2011, and incorporated herein by reference.

On April 1, 2011, we announced that we received an unsolicited proposal from Nasdaq OMX Group, Inc. (“Nasdaq OMX”) and IntercontinentalExchange Inc. (“ICE”) to acquire all outstanding shares of NYSE Euronext for a combination of $14.24 in cash, 0.4069 shares of Nasdaq OMX stock and 0.1436 shares of ICE stock per NYSE Euronext share. On April 10, 2011, we announced that our Board of Directors (the “Board of Directors”) unanimously reaffirmed the business combination agreement with Deutsche Börse and rejected the proposal from Nasdaq OMX and ICE.
On April 19, 2011, we announced that we received a proposed merger agreement from Nasdaq OMX and ICE. On April 21, 2011, we announced that our Board of Directors unanimously reaffirmed the business combination agreement with Deutsche Börse and reaffirmed its rejection of the proposal from Nasdaq OMX and ICE.
Factors Affecting Our Results
The business environment in which NYSE Euronext operates directly affects its results of operations. Its results have been and will continue to be affected by many factors, including the level of trading activity in its markets, which during any period is significantly influenced by general market conditions, competition, market share and the pace of industry consolidation, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on the NYSE Euronext’s cash markets, changing technology in the financial services industry, and legislative as well as regulatory changes and requirements, including competition law, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for listing and trading volumes, the globalization of exchanges, customers and competitors, market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology, and increasing competition for market data revenues. For example, the growth of its trading and market data revenues could be adversely impacted if the NYSE Euronext is unsuccessful in attracting additional volumes. Historically NYSE Euronext has seen its market share, trading revenues and share of market data revenues decline through the entrance of new players, increased competition, and more recently an increase in internalization and trading on alternative trading systems. While NYSE Euronext’s market share has been relatively stable in the past year, market share dynamics are constantly changing and no assurance can be provided that further declines will not occur in the future. The maintenance and growth of its revenues could also be impacted if the NYSE Euronext faces increased pressure on pricing.
While access to credit markets has improved in recent months, the upheaval in the credit markets that commenced in 2008 continued to impact the economy during 2009 and the first half of 2010. Equity market indices have experienced volatility and the market may remain volatile throughout 2011. Economic uncertainty in the European Union and the political upheaval in certain North African countries could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected NYSE Euronext’s revenues and operating income and may negatively impact future growth.
As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the regulatory environment in which NYSE Euronext operates. In particular, on July 21, 2010, President Obama signed the Dodd-Frank Act. Although many of its provisions require the adoption of rules to implement, and it contains substantial ambiguities, many of which will not be resolved until regulations are adopted, such reforms could adversely affect NYSE Euronext’s business or result in increased costs and the expenditure of significant resources. In addition, there are significant structural changes underway within the European regulatory framework.
While NYSE Euronext has not experienced reductions in its borrowing capacity, lenders in general have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should lenders continue to take additional similar actions, the cost of conducting the NYSE Euronext’s business may increase and its ability to implement its business initiatives could be limited.
NYSE Euronext expects that all of these factors will continue to impact its businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns, contagion concerns in relation to the sovereign debt issues faced by some members of the Eurozone, as well as the general state of the world economy. NYSE Euronext continues to focus on its strategy to broaden and diversify its revenue streams, as well as its company-wide expense reduction initiatives in order to mitigate these uncertainties.

Sources of Revenues
Transaction and Clearing Fees
Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing fees.
•	Cash trading. Revenues for cash trading consist of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our U.S. cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

•	Derivatives trading and clearing. Revenues from derivatives trading and clearing consist of per-contract fees for executing trades of derivatives contracts and clearing charges on NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.
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
Market Data
We generate revenues from the dissemination of our market data in the U.S. and Europe to a variety of users. In the U.S., we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE listed, NYSE Amex listed and NYSE Arca listed securities are disseminated through “Tape A” and “Tape B,” which constitutes the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C” which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.
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
In the U.S., annual fees are charged based on the number of outstanding shares of the listed U.S. company at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
Original fees are recognized as revenue on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

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
In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.
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

Results of Operations
Three Months Ended March 31, 2011 Versus Three Months Ended March 31, 2010
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended March 31, 2011, as compared to such item for the three months ended March 31, 2010.

	Three months ended		Percent
	March 31,		Increase
(Dollars in Millions)	2011	2010	(Decrease)
Revenues
Transaction and clearing fees	$815	$762	7%
Market data	96	91	5%
Listing	109	105	4%
Technology services	82	79	4%
Other revenues	46	46	—%

Total revenues	1,148	1,083	6%
Transaction-based expenses:
Section 31 fees	89	63	41%
Liquidity payments, routing and clearing	380	375	1%

Total revenues, less transaction-based expenses	679	645	5%

Other operating expenses:
Compensation	161	172	(6)%
Depreciation and amortization	70	66	6%
Systems and communications	52	52	—%
Professional services	69	58	19%
Selling, general and administrative	63	79	(20)%
Merger expenses and exit costs	21	13	62%

Total other operating expenses	436	440	(1)%

Operating income	243	205	19%
Net interest and investment income (loss)	(29)	(27)	7%
Loss from associates	(1)	(2)	(50)%
Other income (loss)	—	(3)	(100)%

Income before income taxes	213	173	23%
Income tax provision	(62)	(48)	29%

Net income	151	125	21%
Net loss attributable to noncontrolling interest	4	5	(20)%

Net income attributable to NYSE Euronext	$155	$130	19%

Highlights
For the three months ended March 31, 2011, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $679 million, $243 million and $155 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $645 million, $205 million and $130 million, respectively, for the three months ended March 31, 2010.
The $34 million increase in total revenues, less transaction-based expenses, $38 million increase in operating income and $25 million increase in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, increased primarily due to increased volumes in our U.S. derivatives business, European cash markets and growth in information services and technology solutions, partially offset by decreased volumes in certain U.S. cash trading venues.
Increased operating income — The period-over-period increase in operating income of $38 million was primarily due to increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency ($2 million) and acquisitions ($4 million), our operating expenses decreased $18 million as compared to three months ended March 31, 2010.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $25 million was mainly due to increased operating income.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended March 31,
			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$307	$298	27%	28%
Cash Trading and Listings	726	676	63%	62%
Information Services and Technology Solutions	116	110	10%	10%

Total segment revenues	$1,149	$1,084	100%	100%

Derivatives

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$286	$278	3%	93%	93%
Market data	12	12	—%	4%	4%
Other revenues	9	8	13%	3%	3%

Total revenues	307	298	3%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	71	74	(4)%	23%	25%

Total revenues, less transaction-based expenses	236	224	5%	77%	75%
Total other operating expenses	91	97	(6)%	30%	32%

Operating income	$145	$127	14%	47%	43%

For the three months ended March 31, 2011, Derivatives operating income increased $18 million to $145 million, and operating income as a percentage of revenues in 2011 increased 4 percentage points to 47%. Compared to the first quarter of 2010, the $12 million increase in total revenues, less transaction-based expenses, was driven by a $9 million increase in European derivatives net trading revenue as a result of a 4% increase in average net revenue capture per contract on stable average daily volume and a $4 million increase in net U.S. equity options trading net revenue driven by a 19% increase in average daily volume, partially offset by a 9% decline in average net capture per U.S. equity option contract. Other operating expenses for the three months ended March 31, 2011 decreased $7 million reflecting the results of operating efficiencies.

Cash Trading and Listings

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$529	$484	9%	73%	72%
Market data	50	48	4%	7%	7%
Listing	109	105	4%	15%	15%
Other revenues	38	39	(3)%	5%	6%

Total revenues	726	676	7%	100%	100%
Transaction-based expenses:
Section 31 fees	89	63	41%	12%	9%
Liquidity payments, routing and clearing	309	301	3%	43%	45%

Total revenues, less transaction-based expenses	328	312	5%	45%	46%
Total other operating expenses	206	213	(3)%	28%	31%

Operating income	$122	$99	23%	17%	15%

For the three months ended March 31, 2011, Cash Trading and Listings operating income increased $23 million to $122 million, and operating income as a percentage of revenues in 2011 increased to 17%. The improved operating performance was primarily due to an increase in total revenues, less transaction-based expenses of $16 million as a result of an increase in our European cash equity average daily trading volume of 32% and an increase of 15% in our U.S. cash average net revenue capture per 100 shares handled. Other operating expenses for the three months ended March 31, 2011 decreased $7 million reflecting the results of operating efficiencies.
Information Services and Technology Solutions

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Market data	$34	$31	10%	29%	28%
Technology services	82	79	4%	71%	72%

Total revenues	116	110	5%	100%	100%
Total other operating expenses	89	95	(6)%	77%	86%

Operating income	$27	$15	80%	23%	14%

For the three months ended March 31, 2011, Information Services and Technology Solutions operating income increased $12 million to $27 million, and operating income as a percentage of revenues in 2011 increased 9 percentage points to 23%. The increase was primarily due to higher revenues in connection with our SFTI network expansion in the U.S. and in Europe and lower operating expenses as a result of operating efficiencies.
Corporate / Eliminations

	Three months ended March 31,
			Increase
(in millions)	2011	2010	(decrease)
Other revenues	$(1)	$(1)	—%

Total revenues	(1)	(1)	—%
Total other operating expenses	50	35	43%

Operating (loss) income	$(51)	$(36)	42%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended March 31, 2011 increased $15 million to $50 million primarily due to merger expenses related to the proposed business combination with Deutsche Börse.
Non-Operating Income and Expenses

Net Interest and Investment Income (Loss)
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”.
Loss from Associates
For the three months ended March 31, 2011, the loss from associates was primarily due to the operations of NYPC, which recently became operational but remain in a loss position.
Other Income
For the three months ended March 31, 2011, other income was zero as compared to a $3 million loss in the same period a year ago. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period.
Noncontrolling Interest
For the three months ended March 31, 2011 and 2010, NYSE Euronext recorded noncontrolling interest losses of $4 million and $5 million, respectively. This reflects the operating losses of NYSE Liffe U.S. which is still in its initial phase of launch.
Income Taxes
For the three months ended March 31, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 29.2% and 27.5%, respectively. For the three months ended March 31, 2011, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory.

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
Cash flows from operating activities
For the three months ended March 31, 2011, net cash provided by operating activities was $264 million, representing primarily net income of $151 million and an increase in working capital of $70 million. Capital expenditures for the three months ended March 31, 2011 were $35 million.
Net financial indebtedness
As of March 31, 2011, NYSE Euronext had approximately $2.4 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $2.0 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	March 31,	December 31,
	2011	2010
Cash and cash equivalents	$309	$327
Financial investments	42	52

Cash, cash equivalents and financial investments	351	379

Short term debt	202	366
Long term debt	2,156	2,074

Total debt	2,358	2,440

Net indebtedness	$2,007	$2,061

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
As of March 31, 2011, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of
	March 31, 2011	Maturity
Commercial paper issued under the global commercial paper program	$135	From April 1 until April 30, 2011
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,419)	June 30, 2015
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of March 31, 2011, NYSE Euronext had $0.1 billion of debt outstanding at an average interest rate of 0.9% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of March 31, 2011. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under this facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.
In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($426 million at March 31, 2011) revolving credit facility available for general corporate purposes, which matures on August 4, 2011. On a combined basis, as of March 31, 2011, NYSE Euronext had two committed bank credit facilities totaling $2.2 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.
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
In addition, NYSE Euronext licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification, which involves significant judgment. The technology services revenues in our condensed consolidated statement of operations include revenues generated from the sale of software licenses, software related services as well as hardware components. We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification and accounting standards updates described below in the Recent Adopted Accounting Guidance section. We recognize revenues upon delivery of non-software elements of our technology solutions and services. For software license arrangements that do not require customization or significant modification of the underlying software, we recognize revenues when (i) we enter into a legally binding agreement with a customer for the license of software, (ii) we deliver the products and (iii) customer payment is determinable and free of significant uncertainties or contingencies. Most of our arrangements are recognized in this manner. For software license arrangements that require customization or significant modification, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. For revenues associated with maintenance and support, we recognize it ratably over the term of the arrangement, typically one to two years.
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
For purposes of performing the impairment test, fair values are determined using discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which, among other factors, is dependent on internal forecasts, estimation of the long-term rate of growth for businesses and determination of weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill and other intangible impairment for each reporting unit.

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
Recent Adopted Accounting Guidance
The FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which supersedes certain provisions in Subtopic 25 in the Revenue Recognition Topic of the Codification. ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It also eliminates the use of the residual method of allocation, which was allowed under previous guidance and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to the Subtopic 25 in the Revenue Recognition Topic. ASU 2009-13 also requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This new guidance became effective on or after June 15, 2010. NYSE Euronext adopted this provision on January 1, 2011, and it did not have a significant impact on our condensed consolidated financial statements.
The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions that contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance became effective on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. NYSE Euronext adopted this provision on January 1, 2011, and it did not have a significant impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
General
As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk and credit risk. NYSE Euronext has implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent necessary and permitted by local regulation, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analyses to determine the effects that market risk exposures may have.
NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of March 31, 2011 (in millions of U.S. dollars):

				Impact(2) of a
	Financial	Financial		100 bp adverse shift
	assets	liabilities	Net Exposure	in interest rates (3)
Floating rate(1) positions in
Dollar	$62	$9	$52	$(0.5)
Euro	36	192	(156)	(1.6)
Sterling	220	—	220	(2.2)
Fixed rate positions in
Dollar	—	749	(749)	(16.9)
Euro	—	1,407	(1,407)	(55.3)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of March 31, 2011, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,407 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $16.9 million and $55.3 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on March 31, 2011 positions, a hypothetical 1% decrease in U.S. dollar or sterling rates would negatively impact annual income by $0.5 million and $2.2 million, respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decreases. Based on March 31, 2011 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by $1.6 million.
Currency risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.
NYSE Euronext’s exposure to foreign denominated earnings for the three months ended March 31, 2011 is presented by primary foreign currency in the following table (in millions):

	Three months ended March 31, 2011
	Euro	Sterling
Average rate in the period	$1.3680	$1.6016
Average rate in the same period one year before	$1.3838	$1.5597
Foreign denominated percentage of
Revenues	17%	17%
Operating expenses	9%	15%
Operating income	49%	25%
Impact of the currency fluctuations (1) on
Revenues	$(2.3)	$5.1
Operating expenses	(0.9)	3.5
Operating income	(1.4)	1.6

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2011 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	March 31, 2011
	Position in euros	Position in sterling
Assets	€3,905	£2,768
of which is goodwill	1,041	1,073
Liabilities	2,096	410
of which is borrowings	1,124	—

Net currency position before hedging activities	€1,809	£2,358
Impact of hedging activities	288	120

Net currency position	€2,097	£2,478

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(297)	$(398)

At March 31, 2011, NYSE Euronext was exposed to net exposures in euro and sterling of €2.1 billion ($3.0 billion) and £2.5 billion ($4.0 billion), respectively. NYSE Euronext’s borrowings in euro of €1.1 billion ($1.6 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of March 31, 2011, NYSE Euronext also had a €278 million ($392 million) euro/U.S. dollar and a £120 million ($193 million) sterling/U.S. dollar foreign exchange contract outstanding. These contracts matured in April 2010. As of March 31, 2011, the fair value of these contracts was a $2 million asset.
Based on March 31, 2011 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $297 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $398 million. For the three months ended March 31, 2011, currency exchange rate differences had a positive impact of $309 million on NYSE Euronext’s consolidated equity.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended March 31, 2011 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For the three months ended March 31, 2011, NYSE Euronext incorporates herein by reference the discussion set forth in Note 17 (“Commitments and Contingencies — Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2010, and no other matters were reportable during the period.
In addition to the matters incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its financial statements as a whole.
Item 1A. Risk Factors
For the three months ended March 31, 2011, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, which disclosures are incorporated herein by reference, other than risks discussed below, which supplement the Risk Factors disclosed in such Annual Report.
Risk Factors Related to the Proposed Business Combination
The Proposed Business Combination, if completed, would expose the Combined Company to various risks and uncertainties. Although the Combined Company will generally be subject to risks similar to those that we are already subject to in our existing businesses, as disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, and to risks similar to those that Deutsche Börse is already subject to in its existing businesses, the Combined Company will also be subject to the risks described below. The completion of the Proposed Business Combination is subject to numerous approvals and conditions and we can provide no assurance that such approvals and conditions will be obtained or satisfied or that the Proposed Business Combination will be completed on a timely basis or at all.
The Combined Company may not be able to successfully integrate the businesses and operations of NYSE Euronext and/or Deutsche Börse Group in a timely fashion or at all.
NYSE Euronext and Deutsche Börse currently operate as independent companies, and will continue to do so until the completion of the Proposed Business Combination. Following the Proposed Business Combination, the Combined Company’s management may face significant challenges in integrating the two companies’ businesses, technologies, organizations, procedures, policies and operations, as well as in addressing differences in the business cultures of the two companies, and retaining key NYSE Euronext and Deutsche Börse personnel. The integration process may prove to be more complex and time consuming and require more substantial resources and effort than anticipated, which could have a material adverse effect on NYSE Euronext’s ongoing businesses and relationships with market participants, employees, regulators and others and could also have a material adverse effect on the business and cash flows, financial condition and results of operations of the Combined Company. In addition, if the integration of NYSE Euronext and Deutsche Börse businesses is partially unsuccessful or the Combined Company does not achieve the expected benefits of the Proposed Business Combination as fast or to the extent anticipated by financial analysts or investors, or the Combined Company’s financial results are not consistent with the expectations of financial analysts or investors, the market price of the Combined Company shares may decline.
The Combined Company may fail to realize the anticipated cost savings, growth opportunities and synergies and other benefits anticipated from the Proposed Business Combination.
The success of the Proposed Business Combination will depend, in part, on the Combined Company’s ability to realize anticipated cost savings, revenue synergies and growth opportunities from combining the businesses of NYSE Euronext and Deutsche Börse. The Combined Company expects to benefit from operational synergies resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale, market integration and automation. Specifically, NYSE Euronext and Deutsche Börse expect that the Combined Company will achieve annualized cost savings of approximately €400 million (or $532 million) within three years after the Proposed Business Combination, principally from the consolidation of information technology, clearing and market operations as well as from the consolidation of corporate administration and support functions. The cost savings are expected to be realized at an annual run rate of 30% by the end of the first year, 65% by the end of the second year and 100% by the end of the third year following the completion of the Proposed Business Combination.
NYSE Euronext and Deutsche Börse also expect that the Proposed Business Combination will create at least €100 million (or $133 million) in revenue synergies annually after the Proposed Business Combination through cross-selling and distribution opportunities, increased turnover from liquidity pool consolidation and new products, a progressive introduction of Deutsche Börse’s clearing capabilities and expanded scope for technology services and market data offerings.
There is a risk, however, that the businesses of NYSE Euronext and Deutsche Börse may not be combined in a manner that permits these costs savings and revenue synergies to be realized in the time currently expected, or at all. For example, the completion of the Proposed Business Combination may be delayed, challenged by parties opposing the completion of the Proposed Business Combination or may not be possible at all, or necessary approvals might require certain commitments or undertakings regarding operations or employees. This may limit or delay the ability of the Combined Company’s management to integrate the two companies’ technologies, organizations, procedures, policies and operations. In addition, a variety of factors, including but not limited to wage inflation, currency fluctuations and difficulty integrating technology platforms, may adversely affect the Combined Company’s anticipated cost savings and revenues. Also, the Combined Company must achieve its anticipated cost savings without adversely affecting its revenues. If the Combined Company is not able to successfully achieve these objectives, the anticipated benefits of the Proposed Business Combination may not be realized fully, or at all, or may take longer to realize than expected, which could have a material adverse effect on the Combined Company’s business and cash flows, financial condition and results of operations.
The Combined Company and NYSE Euronext will incur significant transaction and combination-related costs in connection with the Proposed Business Combination, some of which are payable regardless of whether the Proposed Business Combination is completed.
The Combined Company and NYSE Euronext expect to incur a number of non-recurring costs in connection with the transaction, including implementation and restructuring costs associated with combining the operations of the two companies. Deutsche Börse and NYSE Euronext estimate that they will incur approximately €100 million of legal, banking and other professional fees and costs related to the combination, of which approximately €55 million will be contingent upon approval and consummation of the combination and approximately €45 million of which will be payable regardless of whether the combination is completed. In addition, the Combined Company and NYSE Euronext expect to incur approximately €600 million to €800 million (or 1.5 to 2.0 times the anticipated full run-rate cost synergies) of pre-tax implementation and restructuring costs associated with combining the operations of Deutsche Börse and NYSE Euronext. Additional costs substantially in excess of currently anticipated costs may also be incurred in the integration of the businesses of Deutsche Börse and NYSE Euronext.
Although the Combined Company expects that the cost savings, as well as the realization of other efficiencies related to the integration of the businesses, will offset these transaction- and combination-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, the timeline in which cost savings should be reached is lengthy. Failure of the Combined Company to realize these efficiencies in a timely manner or at all could have a material adverse effect on the Combined Company’s business and cash flows, financial condition and results of operations.
Upon completion of the Proposed Business Combination, certain change-of-control rights under material agreements may be triggered.
NYSE Euronext and Deutsche Börse are parties to agreements that contain change-of-control provisions that may be triggered upon completion of the Proposed Business Combination. Upon the triggering of these change-of-control provisions, the counterparties to the agreement may be able to exercise certain rights that have a negative effect on NYSE Euronext or, after the Proposed Business Combination, the Combined Company and their respective subsidiaries. For example, there are change-of-control provisions contained in NYSE Euronext’s credit agreements and the indentures governing its outstanding notes, which could require NYSE Euronext to repurchase approximately $2.1 billion worth of its outstanding bonds if it were to undergo a change of control as contemplated by those agreements and subsequently suffer a ratings downgrade below an investment grade rating. If a counterparty to these agreements were to exercise its rights as a result of these change-of-control or other provisions, the Combined Company could face detrimental consequences, depending on the particular change-of-control right, which could have a material adverse effect on the Combined Company’s business and cash flows, financial condition and results of operations.
Uncertainties associated with the Proposed Business Combination may cause a loss of management personnel and other key employees, which could materially adversely affect the business and results of operations of the Combined Company.
NYSE Euronext and Deutsche Börse are dependent on the experience and industry knowledge of their respective management personnel and other key employees to operate their businesses and execute their business plans, particularly in the area of information technology. There is a shortage in the employment market for specialists in the information technology field, and NYSE Euronext and Deutsche Börse compete for employees with a large number of other enterprises in the information technology industry. The Combined Company’s success following the Proposed Business Combination will depend in part upon its ability to attract and retain management personnel and other key employees. Current and prospective employees of NYSE Euronext and Deutsche Börse may experience uncertainty about their roles within the Combined Company following the Proposed Business Combination, which may adversely affect the ability of the Combined Company to attract or retain management personnel and other key employees. A loss of management personnel or other key employees could materially adversely affect the Combined Company’s business and cash flows, financial condition and results of operations.

Failure to complete the Proposed Business Combination could negatively affect the price of NYSE Euronext shares and the future business and financial results of NYSE Euronext.
If the Proposed Business Combination is not completed, the ongoing businesses of NYSE Euronext may be adversely affected, and NYSE Euronext will be subject to a number of risks, including the following:
•	being required to pay a termination fee of €250 million under certain circumstances provided in the business combination agreement or having to pay certain costs relating to the Proposed Business Combination, such as legal, accounting and other transactions fees; and

•	having had the focus of the management of NYSE Euronext on the Proposed Business Combination instead of on pursuing other business opportunities that could have been beneficial to the company.
If the Proposed Business Combination is not completed, these and other risks may materialize and could have a material adverse effect on the business and cash flows, financial condition and results of operations of NYSE Euronext.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

*	Furnished herewith.

**	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purpose of Section 11 and 12 of Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext
Date: May 6, 2011	By:	/s/ Michael Geltzeiler

Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext