Form 10-Q
period 2011-06-30
NYSE Euronext
filed 2011-08-05
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2011, the registrant had approximately 262 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.
“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE ® ,” “NYSE BlueTM,” “NYSE Liffe ® ,” “Pacific Exchange ® “ and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
“FINRA®” is a trademark of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and is used under license from FINRA.
All other trademarks and service marks used herein are the property of their respective owners.
Unless otherwise specified or the context otherwise requires:
•	“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and (2) after completion of the merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”) as a national securities exchange.

•	“NYSE Arca” refers collectively to NYSE Arca, L.L.C., a Delaware limited liability company (formerly known as Archipelago Exchange, L.L.C.), NYSE Arca, Inc., a Delaware corporation (formerly known as the Pacific Exchange, Inc.), and NYSE Arca Equities, Inc., a Delaware corporation (formerly known as PCX Equities, Inc.). NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.

•	“NYSE Amex” refers to NYSE Amex LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex LLC is registered with the SEC under the Exchange Act as a national securities exchange.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$344	$327
Financial investments	41	52
Accounts receivable, net	532	526
Deferred income taxes	74	120
Other current assets	212	149

Total current assets	1,203	1,174
Property and equipment, net	998	1,021
Goodwill	4,232	4,050
Other intangible assets, net	6,139	5,837
Deferred income taxes	582	633
Other assets	662	663

Total assets	$13,816	$13,378

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$609	$772
Related party payable	40	40
Section 31 fees payable	172	98
Deferred revenue	346	176
Short term debt	—	366
Deferred income taxes	24	2

Total current liabilities	1,191	1,454
Long term debt	2,189	2,074
Deferred income taxes	2,033	2,007
Accrued employee benefits	453	499
Deferred revenue	387	366
Related party payable	36	75
Other liabilities	27	59

Total liabilities	6,316	6,534

Commitments and contingencies
Redeemable noncontrolling interest	272	—

Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 277 and 276 shares issued; 262 and 261 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	7,999	8,180
Retained earnings	364	212
Accumulated other comprehensive loss	(792)	(1,183)

Total NYSE Euronext stockholders’ equity	7,158	6,796
Noncontrolling interest	70	48

Total equity	7,228	6,844

Total liabilities and equity	$13,816	$13,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Transaction and clearing fees	$742	$927	$1,557	$1,689
Market data	92	93	188	184
Listing	112	105	221	210
Technology services	89	75	171	154
Other revenues	57	47	103	93

Total revenues	1,092	1,247	2,240	2,330
Transaction-based expenses:
Section 31 fees	89	99	178	162
Liquidity payments, routing and clearing	342	494	722	869

Total revenues, less transaction-based expenses	661	654	1,340	1,299

Other operating expenses:
Compensation	158	160	319	332
Depreciation and amortization	70	66	140	132
Systems and communications	45	47	97	99
Professional services	73	66	142	124
Selling, general and administrative	73	68	136	147
Merger expenses and exit costs	18	32	39	45

Total other operating expenses	437	439	873	879

Operating income	224	215	467	420
Interest expense	(31)	(26)	(61)	(53)
Investment income	1	1	2	1
Loss from associates	(2)	(1)	(3)	(3)
Other income	1	56	1	53

Income before income taxes	193	245	406	418
Income tax provision	(43)	(66)	(105)	(114)

Net income	150	179	301	304
Net loss attributable to noncontrolling interest	4	5	8	10

Net income attributable to NYSE Euronext	$154	$184	$309	$314

Basic earnings per share attributable to NYSE Euronext	$0.59	$0.70	$1.18	$1.20

Diluted earnings per share attributable to NYSE Euronext	$0.59	$0.70	$1.17	$1.20
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months
	ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$301	$304

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	143
Deferred income taxes	(4)	16
Deferred revenue amortization	(48)	(44)
Stock-based compensation	20	20
Other non-cash items	9	(53)
Change in operating assets and liabilities:
Accounts receivable, net	56	(98)
Other assets	(64)	(53)
Accounts payable, accrued expenses, and Section 31 fees payable	(38)	(40)
Related party payable	(40)	10
Deferred revenue	203	200
Accrued employee benefits	(48)	(12)

Net cash provided by operating activities	490	393
Cash flows from investing activities:
Sales of investments	414	299
Purchases of investments	(402)	(282)
Purchases of equity investments and businesses, net of cash acquired	(8)	—
Sale of equity investments at cost	—	175
Net proceeds from disposition of asset held-for-sale	34	—
Purchases of property and equipment	(67)	(162)
Other investing activities	27	—

Net cash (used in) provided by investing activities	(2)	30
Cash flows from financing activities:
Commercial paper (repayments) borrowings, net	(343)	(249)
Dividends to shareholders	(157)	(156)
Other	(6)	(1)

Net cash used in financing activities	(506)	(406)
Effects of exchange rate changes on cash and cash equivalents	35	(71)

Net increase (decrease) in cash and cash equivalents for the period	17	(54)
Cash and cash equivalents at beginning of period	327	423

Cash and cash equivalents at end of period	$344	$369

Non-cash investing and financing activities:
Acquisition of APX	$40	$—
Issuance of shares in connection with the sale of the American Stock Exchange building	$12	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
Notes to Condensed Consolidated Financial Statements
Note 1—Organization and Basis of Presentation
Organization
NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the five European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, “NYSE Liffe”) and the United States futures market, NYSE Liffe US LLC (“NYSE Liffe US”). NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”
Basis of Presentation
The accompanying condensed unaudited consolidated financial statements include the accounts of NYSE Euronext and its subsidiaries.
The accompanying condensed unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under U.S. GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.
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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Note 2—Strategic Investments and Divestitures
Proposed Business Combination
On February 15, 2011, we announced that we entered into a business combination agreement with Deutsche Börse AG (“Deutsche Börse”). Under the agreement, the companies will combine (the “Combined Company”) to create the world’s premier global exchange group. Each of the group’s national exchanges will keep its name in its local market and all exchanges will continue to operate under local regulatory frameworks and supervision. Following full completion of the contemplated transactions, the former Deutsche Börse shareholders would own approximately 60% of the Combined Company and the former NYSE Euronext shareholders would own approximately 40% of the Combined Company on a fully diluted basis and assuming that all Deutsche Börse shares are tendered in the contemplated exchange offer. The transaction is subject to approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions, and we can provide no assurance that such approvals and conditions will be obtained or satisfied.
On July 7, 2011, NYSE Euronext shareholders approved the adoption of the business combination agreement with Deutsche Börse and related proposals, and on August 2, 2011, Deutsche Börse successfully completed its tender offer, surpassing the requisite 75% needed to approve the proposed combination. Subject to satisfaction of the previously mentioned approvals and conditions, the transaction is expected to close at the end of 2011.
NYSE Amex Options
On June 29, 2011, NYSE Euronext completed the sale of a significant equity interest in NYSE Amex Options, one of our two U.S. options exchanges, to seven external investors, Bank of America Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS. NYSE Euronext remains the largest shareholder in the entity and manages the day-to-day operations of NYSE Amex Options, which operates under the supervision of a separate board of directors and a dedicated chief executive officer. NYSE Euronext consolidates this entity for financial reporting purposes.

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statement of financial condition as of June 30, 2011.
NYSE BlueTM
On February 18, 2011, the formation of the NYSE Blue joint venture was consummated. NYSE Blue is a new global company that is majority owned by NYSE Euronext. NYSE Blue consists of the businesses of APX (headquartered in the New York City region) and BlueNext (headquartered in Paris). In its environmental unit, NYSE Blue provides infrastructure and services to environmental sponsors and market participants, through its environmental management account for asset and risk management as well as its registry services for renewable energy in the United States and voluntary carbon credits worldwide. Additionally, NYSE Blue operates, through BlueNext, a leading spot exchange for the European Emissions Trading System, a multi-country, multi-sector greenhouse gas emission trading scheme. In its power unit, NYSE Blue is a leading provider of hosted power scheduling and settlement services for wholesale power market participants. NYSE Euronext consolidates the results of operations and financial condition of NYSE Blue.
New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of June 30, 2011, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC. NYSE Euronext has agreed to make a $50 million financial guarantee as an additional contribution to the NYPC default fund, of which $25 million had been contributed as of June 30, 2011 and is held in escrow by NYPC. NYSE Euronext’s investment in NYPC is treated as an equity method investment.
Sale of American Stock Exchange building (“Amex building”)
In the first quarter of 2011, the Amex building was sold and, in accordance with the Amex acquisition agreement, approximately 340,000 NYSE Euronext shares of common stock were issued to former Amex members in June 2011.
Note 3—Restructuring
Severance Costs
As a result of streamlining certain business processes, NYSE Euronext has launched various voluntary and involuntary severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through June 30, 2011, and the remaining accrual as of June 30, 2011 (in millions):

			Information Services
		Cash Trading	and Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total
Balance as of December 31, 2010	$1	$30	$5	$2	$38
Employee severance and related benefits	—	2	1	—	3
Severance and benefit payments	(1)	(17)	(3)	(1)	(22)
Currency translation and other	—	1	—	—	1

Balance as of June 30, 2011	$—	$16	$3	$1	$20

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at June 30, 2011, NYSE Euronext expects to pay these amounts throughout 2011 and into 2012.

Note 4—Segment Reporting
NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs to operate as a public company, within “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivatives products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
Summarized financial data of our reportable segments is as follows (in millions):

		Cash Trading	Information Services and	Corporate/
Three months ended June 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2011
Revenues	$276	$695	$122	$(1)	$1,092
Operating income (loss)	111	126	35	(48)	224
2010
Revenues	$305	$835	$107	$—	$1,247
Operating income (loss)	135	107	12	(39)	215

		Cash Trading	Information Services and	Corporate/
Six months ended June 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2011
Revenues	$583	$1,421	$238	$(2)	$2,240
Operating income (loss)	256	248	62	(99)	467
2010
Revenues	$603	$1,511	$217	$(1)	$2,330
Operating income (loss)	262	206	27	(75)	420

Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income	$150	$179	$301	$304
Net loss attributable to noncontrolling interest	4	5	8	10

Net income attributable to NYSE Euronext	$154	$184	$309	$314

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	262	261	262	261
Dilutive effect of: Employee stock options and restricted stock units	1	—	1	—

Weighted average shares used in diluted computation	263	261	263	261

Basic earnings per share attributable to NYSE Euronext	$0.59	$0.70	$1.18	$1.20

Diluted earnings per share attributable to NYSE Euronext	$0.59	$0.70	$1.17	$1.20

Dividends per common share	$0.30	$0.30	$0.60	$0.60
As of June 30, 2011 and 2010, 4.1 million and 3.8 million restricted stock units, respectively, and options to purchase 0.3 million and 0.5 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2011, all outstanding restricted stock units and options are included in the diluted earnings per share computation. For the three and six months ended June 30, 2010, zero and 1.4 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.
Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Three months ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	12	12	1	1	2	3
Expected return on assets	(14)	(14)	—	—	—	—
Actuarial loss	3	2	1	—	—	—
Curtailment loss	—	—	—	—	1	1

Net periodic cost	$2	$1	$2	$1	$3	$4

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Six months ended June 30,	2011	2010	2011	2010	2011	2010
Service cost	$2	$2	$—	$—	$—	$—
Interest cost	24	24	2	2	4	6
Expected return on assets	(28)	(28)	—	—	—	—
Actuarial loss	7	4	1	—	—	—
Curtailment loss	—	—	—	—	2	2

Net periodic cost	$5	$2	$3	$2	$6	$8

During the three and six months ended June 30, 2011, NYSE Euronext contributed $1 million and $39 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $3 million to its pension plans for the remainder of fiscal 2011.

Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill (in millions):

		Cash Trading	Information Services and
	Derivatives	and Listings	Technology Solutions	Total
Balance as of December 31, 2010	$2,252	$1,439	$359	$4,050
Acquisitions	—	19	—	19
Purchase accounting adjustments	—	(9)	—	(9)
Currency translation and other	86	75	11	172

Balance as of June 30, 2011	$2,338	$1,524	$370	$4,232

The following table presents the details of the intangible assets (in millions):

	Assigned	Accumulated
Balance as of June 30, 2011	value	amortization	Useful Life (in years)
National securities exchange registrations	$5,282	$—	Indefinite
Customer relationships	903	200	7 to 20
Trade names and other	200	46	2 to 20

Other intangible assets	$6,385	$246

	Assigned	Accumulated
Balance as of December 31, 2010	value	amortization	Useful Life (in years)
National securities exchange registrations	$5,003	$—	Indefinite
Customer relationships	852	166	7 to 20
Trade names and other	187	39	2 to 20

Other intangible assets	$6,042	$205

For the three and six months ended June 30, 2011, amortization expense for the intangible assets was approximately $16 million and $31 million, respectively. For the three and six months ended June 30, 2010, amortization expense for the intangible assets was approximately $14 million and $29 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of June 30, 2011 was as follows (in millions):

Year ending December 31,
Remainder of 2011 (from July 1st through December 31st)	$27
2012	58
2013	58
2014	58
2015	58
Thereafter	598

Total	$857

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
In accordance with the Fair Value Measurements and Disclosures Topic, NYSE Euronext has categorized its financial instruments measured at fair value into the following three-level fair value hierarchy based upon the level of judgment associated with the inputs used to measure the fair value:
•	Level 1: Inputs are unadjusted quoted prices for identical assets or liabilities in an active market that NYSE Euronext has the ability to access. Generally, equity and other securities listed in active markets and investments in publicly traded mutual funds with quoted market prices are reported in this category.

•	Level 2: Inputs are either directly or indirectly observable for substantially the full term of the assets or liabilities. Generally, municipal bonds, certificates of deposits, corporate bonds, mortgage securities, asset backed securities and certain derivatives are reported in this category. The valuation of these instruments is based on quoted prices or broker quotes for similar instruments in active markets.

•	Level 3: Some inputs are both unobservable and significant to the overall fair value measurement and reflect management’s best estimate of what market participants would use in pricing the asset or liability. Generally, assets and liabilities carried at fair value and included in this category are certain structured investments, derivatives, commitments and guarantees that are neither eligible for Level 1 nor Level 2 due to the valuation techniques used to measure their fair value. The inputs used to value these instruments are both observable and unobservable and may include NYSE Euronext’s own projections.
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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in millions):

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$33	$—	$—	$33
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	5	5
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$33	$3	$5	$41

Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$37	$—	$—	$37
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	7	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	—	6	—	6

Total Financial investments	$38	$7	$7	$52

Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments to the Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).
The fair value of our long-term debt instruments was approximately $2.3 billion as of June 30, 2011. The carrying value of all other financial assets and liabilities approximates fair value. As of June 30, 2011 and December 31, 2010, NYSE Euronext had $5 million and $7 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities have failed at auction and are currently not valued at par. The decrease in the amount of auction rate securities from $7 million at December 31, 2010 to $5 million at June 30, 2011 is attributable to the disposal of $2 million of these securities. As of June 30, 2011, the weighted average price of these auction rate securities was 92 cents to a dollar and NYSE Euronext had recorded in other comprehensive income a $0.2 million unrealized gain on these securities.
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition (in millions):

		Fair Value of Derivative
	Notional	Instruments
June 30, 2011	Amount	Asset(1)	Liability
Derivatives not designated as hedging instruments
Foreign exchange contracts	$311	$2	$—
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$311	$2	$—

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.
The effective portion and the ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and six months ended June 30, 2011 were insignificant.
Pre-tax gains and losses on derivative instruments not designated in hedging relationships for the three and six months ended June 30, 2011 were as follows (in millions):

	Gain/ (loss) recognized in income
	Three months ended	Six months ended
Derivatives not designated as hedging instrument	June 30, 2011
Foreign exchange contracts	$16	$15
For the six months ended June 30, 2011, NYSE Euronext had euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts in place with tenors less than 3 months in order to hedge various financial positions. These contracts were not designated as hedging instruments under the Derivatives and Hedging Topic. As of June 30, 2011, NYSE Euronext had a £72 million ($115 million) sterling/U.S. dollar foreign exchange swap outstanding with a positive fair value of $0 million and a €136 million ($196 million) euro/U.S. dollar contract outstanding with a positive fair value of $2 million. These instruments matured in July 2011. For the three and six months ended June 30, 2011, the cumulative net loss recognized under foreign exchange contracts in “Other income” in the condensed consolidated statement of operations was insignificant.
Pre-tax net losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three and six months ended June 30, 2011 were $32 million and $134 million, respectively.
For the six months ended June 30, 2011, NYSE Euronext had no derivative instruments in fair value hedging relationships and cash flow hedging relationships.
Note 10—Commitments and Contingencies
For the six months ended June 30, 2011, the following supplements and amends our discussion set forth in Note 17 (“Commitments and Contingencies — Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2010, and Note 10 (“Commitments and Contingencies”) of the Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2011, and no other matters were reportable during the period.
Costs Associated with the Proposed Business Combination
NYSE Euronext estimates that it will incur approximately $100 million of legal, banking and other professional fees and costs related to the proposed combination with Deutsche Börse, of which approximately $60 million will be contingent upon approval and consummation of the combination and approximately $40 million of which will be payable regardless of whether the combination is completed.
Through June 30, 2011, NYSE Euronext incurred approximately $27 million of fees and other costs directly attributable to the proposed business combination. Such costs are included in “Merger expenses and exit costs” in the condensed consolidated statement of operations for the six months ended June 30, 2011.
Shareholder Litigation
On June 16, 2011, the plaintiffs, the NYSE Euronext defendants, Deutsche Börse and Alpha Beta Netherlands Holding N.V., a public limited liability company incorporated under the laws of the Netherlands (“Holdco”), entered into a memorandum of understanding setting forth their agreement in principal regarding a proposed settlement of all claims asserted in the actions. As part of the settlement, among other things, the NYSE Euronext defendants acknowledged that the pendency and prosecution of the actions were a factor in the NYSE Euronext board of directors’ decision to support management’s recommendation that Holdco declare a special dividend and consequently provide appraisal rights, and the defendants agreed to pay plaintiffs’ attorneys fees in an amount not yet determined. The parties agreed to seek to remove or withdraw any pending requests for interim relief, specifically including the plaintiffs’ motion for a preliminary injunction filed on May 26, 2011 in the

Delaware action. The settlement is contingent upon, among other things, the execution of a formal stipulation of settlement, Delaware court approval following notice to the class, final dismissal of the actions with prejudice, and the completion of the business combination.
BlueNext Tax Matter
In June 2011, BlueNext S.A. (“BlueNext”), a joint venture that NYSE Euronext indirectly holds with CDC Climat, a subsidiary of Caisse des Dépôts, received notice from the French Tax Authorities of a tax reassessment arising from a tax audit for the period from January 2006 through May 2009. The asserted liability, including penalties, is €355 million. This reassessment involves claimed negligence of BlueNext relating to value-added tax frauds allegedly committed prior to May 2009 by certain third-party participants in the carbon credit market operated by BlueNext. BlueNext originally discovered these alleged frauds (in which BlueNext has not been implicated) and reported them to the French Authorities in 2008. BlueNext has been cooperating with these authorities. BlueNext intends to vigorously defend itself against this reassessment.
NYSE Euronext does not believe that an estimate of a reasonably possible range of loss can currently be made in connection with the BlueNext matter. NYSE Euronext’s consideration of its estimate involves significant judgment, given the preliminary stage of this and related matters and the inherent uncertainty of the various potential outcomes. Accordingly, NYSE Euronext’s evaluation may change over time.
In addition to the matters described above and in the prior disclosures incorporated herein by reference, NYSE Euronext is from time to time involved in various legal proceedings that arise in the ordinary course of its business. NYSE Euronext records accrued liabilities for litigation and regulatory matters when those matters represent loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, NYSE Euronext does not establish an accrued liability. As a litigation or regulatory matter develops, NYSE Euronext evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its financial statements as a whole.
Note 11—Income Taxes
For the three and six months ended June 30, 2011, our effective tax rate was 22.1% and 25.8%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit of $8 million related to an enacted State tax law change in the U.S. and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. The applicable tax rate was 27.5% for both the three and six months ended June 30, 2010.
Note 12—Related Party Transactions
LCH.Clearnet
NYSE Liffe’s London Market (for the purposes of this section, “NYSE Liffe”) launched NYSE Liffe Clearing in July 2009. This involves an arrangement with LCH.Clearnet Ltd (“LCH.Clearnet”), whereby NYSE Liffe assumes full responsibility for clearing activities for the U.K. derivatives market. To achieve this, NYSE Liffe became a self-clearing Recognised Investment Exchange and outsourced the existing clearing guarantee arrangements and related risk functions to LCH.Clearnet.
However, on June 16, 2011, NYSE Euronext announced that LCH.Clearnet has agreed to extend the arrangements under which LCH.Clearnet provides clearing services to the European securities and continental derivatives markets of NYSE Euronext. Termination of these arrangements was scheduled to occur in November 2011, following the notice given by NYSE Euronext in May 2010. The agreed extension means that the current clearing arrangements will continue to June 2013 for derivatives and December 2013 for cash.
As of June 30, 2011, NYSE Euronext had a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
Qatar
On June 19, 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009, with the remaining $160 million to be paid annually in four equal installments. NYSE Euronext’s investment in the Qatar Exchange is treated as an equity method investment. The $76 million present value of this liability is included in “Related party payable” in the condensed consolidated statements of financial condition as of June 30, 2011.
New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of June 30, 2011, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended June 30,		Six months ended June 30,
Income (expenses)	2011	2010	2011	2010
LCH.Clearnet	$(12)	$(11)	$(23)	$(21)
Qatar	2	6	4	13
NYPC	1	—	1	—
Note 13—Other Comprehensive Income
The following outlines the components of other comprehensive income (in millions):

	Three months ended June 30,
	2011			2010
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	interest	Total	Euronext	interest	Total
Net income	$154	$(4)	$150	$184	$(5)	$179
Change in market value adjustments of available-for-sale securities	2	—	2	(4)	—	(4)
Employee benefit plan adjustments	—	—	—	—	—	—
Foreign currency translation adjustments	78	—	78	(348)	(2)	(350)

Total comprehensive income (loss)	$234	$(4)	$230	$(168)	$(7)	$(175)

	Six months ended June 30,
	2011			2010
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	Interest	Total	Euronext	interest	Total
Net income	$309	$(8)	$301	$314	$(10)	$304
Change in market value adjustments of available-for-sale securities	4	—	4	(2)	—	(2)
Employee benefit plan adjustments	—	—	—	—	—	—
Foreign currency translation adjustments	385	2	387	(763)	(4)	(767)

Total comprehensive income (loss)	$698	$(6)	$692	$(451)	$(14)	$(465)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” herein and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, “Risk Factors”. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivatives products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
For a discussion of these segments, see Note 4 to the condensed consolidated financial statements.
Proposed Business Combination
On February 15, 2011, we announced that we entered into a business combination agreement with Deutsche Börse AG (“Deutsche Börse”). Under the agreement, the companies will combine (the “Combined Company”) to create the world’s premier global exchange group. Each of the group’s national exchanges will keep its name in its local market and all exchanges will continue to operate under local regulatory frameworks and supervision. Following full completion of the contemplated transactions, the former Deutsche Börse shareholders would own approximately 60% of the Combined Company and the former NYSE Euronext shareholders would own approximately 40% of the Combined Company on a fully diluted basis and assuming that all Deutsche Börse shares are tendered in the contemplated exchange offer. The transaction is subject to approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions, and we can provide no assurance that such approvals and conditions will be obtained or satisfied.
On July 7, 2011, NYSE Euronext shareholders approved the adoption of the business combination agreement with Deutsche Börse and related proposals, and on August 2, 2011, Deutsche Börse successfully completed its tender offer, surpassing the requisite 75% needed to approve the proposed combination. Subject to satisfaction of the previously mentioned approvals and conditions, the transaction is expected to close at the end of 2011.
The foregoing summary of the business combination agreement and the Proposed Business Combination does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the business combination agreement, which was filed with our Current Report on Form 8-K filed with the SEC on February 16, 2011, as amended, and incorporated herein by reference.
As previously disclosed, on April 1, 2011, we announced that we received an unsolicited proposal from Nasdaq OMX Group, Inc. (“Nasdaq OMX”) and IntercontinentalExchange Inc. (“ICE”) to acquire all outstanding shares of NYSE Euronext. On May 16, 2011, we acknowledged that Nasdaq OMX and ICE withdrew their proposal.
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
Lingering uncertainty in the global credit markets continues to impact economies around the world. Equity market indices have experienced volatility and the market may remain volatile throughout 2011. Economic uncertainty in the European Union and United States and the political upheaval in certain North African countries could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected NYSE Euronext’s revenues and operating income and may negatively impact future growth.
As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the U.S. and European regulatory environment in which NYSE Euronext operates. Such regulatory reforms could adversely affect NYSE Euronext’s business or result in increased costs and the expenditure of significant resources.
While NYSE Euronext has not experienced reductions in its borrowing capacity, lenders in general have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should lenders continue to take additional similar actions, the cost of conducting NYSE Euronext’s business may increase and its ability to implement its business initiatives could be limited. Additionally, a downgrade of U.S. Sovereign debt could result in incrementally higher borrowing costs.
NYSE Euronext expects that all of these factors will continue to impact its businesses. Any potential growth in the global cash markets in the upcoming months will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns, contagion concerns in relation to the sovereign debt issues faced by some countries around the world, as well as the general state of the world economy. NYSE Euronext continues to focus on its strategy to broaden and diversify its revenue streams, as well as its company-wide expense reduction initiatives in order to mitigate these uncertainties.

Sources of Revenues
Transaction and Clearing Fees
Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing businesses.
•	Cash trading. Revenues for cash trading consist of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our U.S. cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

•	Derivatives trading and clearing. Revenues from derivatives trading and clearing consist of per-contract fees for executing trades of derivatives contracts and clearing charges on the London market of NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Liffe’s continental Europe derivatives markets, NYSE Arca and NYSE Amex. In some cases, these fees are subject to caps.
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
Listing
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
In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are charged lower maximum admission fees and annual fees. Non-domestic companies that are in the Euronext 100 index are treated as domestic. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.
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
Other Revenues
Other revenues include trading license fees, fees for facilities and other services provided to designated market markers (“DMMs”), brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, the results of our NYSE Blue business and fees for clearance and settlement activities in our European markets, as well as regulatory revenues. Regulatory fees are charged to member organizations of our U.S. securities exchanges.
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
     Selling, General and Administrative
Selling, general and administrative expenses include (i) occupancy costs; (ii) marketing costs consisting of advertising, printing and promotion expenses; (iii) insurance premiums, travel and entertainment expenses, co-branding, investor education and advertising expenses with NYSE listed companies; (iv) general and administrative expenses; and (v) regulatory fine income levied by NYSE Regulation. Regulatory fine income must be used for regulatory purposes. Subsequent to the July 30, 2007 asset purchase agreement with FINRA, the amount of regulatory fine income has been relatively immaterial.
     Merger Expenses and Exit Costs
Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other expenses directly attributable to business combinations and cost reduction initiatives.

Results of Operations
Three Months Ended June 30, 2011 Versus Three Months Ended June 30, 2010
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended June 30, 2011, as compared to such item for the three months ended June 30, 2010.

	Three months ended		Percent
	June 30,		Increase
(Dollars in Millions)	2011	2010	(Decrease)
Revenues
Transaction and clearing fees	$742	$927	(20)%
Market data	92	93	(1)%
Listing	112	105	7%
Technology services	89	75	19%
Other revenues	57	47	21%

Total revenues	1,092	1,247	(12)%
Transaction-based expenses:
Section 31 fees	89	99	(10)%
Liquidity payments, routing and clearing	342	494	(31)%

Total revenues, less transaction-based expenses	661	654	1%

Other operating expenses:
Compensation	158	160	(1)%
Depreciation and amortization	70	66	6%
Systems and communications	45	47	(4)%
Professional services	73	66	11%
Selling, general and administrative	73	68	7%
Merger expenses and exit costs	18	32	(44)%

Total other operating expenses	437	439	—%

Operating income	224	215	4%
Interest expense	(31)	(26)	19%
Investment income	1	1	—%
Loss from associates	(2)	(1)	100%
Other income	1	56	NM

Income before income taxes	193	245	(21)%
Income tax provision	(43)	(66)	(35)%

Net income	150	179	(16)%
Net loss attributable to noncontrolling interest	4	5	(20)%

Net income attributable to NYSE Euronext	$154	$184	(16)%

NM = Not meaningful

Highlights
For the three months ended June 30, 2011, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $661 million, $224 million and $154 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $654 million, $215 million and $184 million, respectively, for the three months ended June 30, 2010.
The $7 million increase in total revenues, less transaction-based expenses, $9 million increase in operating income and $30 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, increased primarily due to the growth in our non-transaction-based revenues and the favorable impact of foreign currency translation, largely offset by decreased volumes in our trading venues.
Increased operating income — The period-over-period increase in operating income of $9 million was primarily due to increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency of $17 million, incremental costs associated with acquisitions and new business initiatives of $9 million and merger expenses and exit costs, our operating expense decreased $14 million as compared to the three months ended June 30, 2010.
Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $30 million was mainly due to the recognition of a one-time gain on the sale of our equity interest in the National Stock Exchange of India for the three months ended June 30, 2010, partially offset by increased operating income and a lower effective tax rate primarily as a result of a discrete deferred tax benefit of $8 million related to an enacted State tax law change in the U.S.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended June 30,
			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$276	$305	25%	25%
Cash Trading and Listings	695	835	64%	67%
Information Services and Technology Solutions	122	107	11%	8%

Total segment revenues	$1,093	$1,247	100%	100%

Derivatives

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$251	$282	(11)%	91%	92%
Market data	12	12	—%	4%	4%
Other revenues	13	11	18%	5%	4%

Total revenues	276	305	(10)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	63	79	(20)%	23%	26%

Total revenues, less transaction-based expenses	213	226	(6)%	77%	74%
Total other operating expenses	102	91	12%	37%	30%

Operating income	$111	$135	(18)%	40%	44%

For the three months ended June 30, 2011, Derivatives operating income decreased $24 million to $111 million, and operating income as a percentage of revenues in 2011 decreased 4 percentage points to 40%. Compared to the second quarter of 2010, the $13 million decrease in total revenues, less transaction-based expenses was driven by a decrease of 20% in our European derivatives average daily trading volume, partially offset by the favorable impact of foreign currency translation. Other operating expenses for the three months ended June 30, 2011 increased $11 million reflecting increased costs associated with new business initiatives.

Cash Trading and Listings

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$491	$645	(24)%	71%	77%
Market data	48	49	(2)%	7%	6%
Listing	112	105	7%	16%	13%
Other revenues	44	36	22%	6%	4%

Total revenues	695	835	(17)%	100%	100%
Transaction-based expenses:
Section 31 fees	89	99	(10)%	13%	12%
Liquidity payments, routing and clearing	279	415	(33)%	40%	50%

Total revenues, less transaction-based expenses	327	321	2%	47%	38%
Total other operating expenses	201	214	(6)%	29%	25%

Operating income	$126	$107	18%	18%	13%

For the three months ended June 30, 2011, Cash Trading and Listings operating income increased $19 million to $126 million, and operating income as a percentage of revenues in 2011 increased 5 percentage points to 18%. The improved operating performance was primarily due to an increase in total revenues, less transaction-based expenses of $6 million as a result of the growth in our listing business and the favorable impact of foreign currency translation, largely offset by a decrease in average daily trading volume on our trading venues. Other operating expenses for the three months ended June 30, 2011 decreased $13 million reflecting the results of improved operating efficiencies.
Information Services and Technology Solutions

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Market data	$32	$32	—%	26%	30%
Technology services	90	75	20%	74%	70%

Total revenues	122	107	14%	100%	100%
Total other operating expenses	87	95	(8)%	71%	89%

Operating income	$35	$12	192%	29%	11%

For the three months ended June 30, 2011, Information Services and Technology Solutions operating income increased $23 million to $35 million, and operating income as a percentage of revenues in 2011 increased 18 percentage points to 29%. The increase was primarily due to higher revenues in our connectivity business and lower operating expenses as a result of improved operating efficiencies.
Corporate / Eliminations

	Three months ended June 30,
			Increase
(in millions)	2011	2010	(decrease)
Other revenues	$(1)	$—	(100)%

Total revenues	(1)	—	(100)%
Total other operating expenses	47	39	21%

Operating (loss) income	$(48)	$(39)	23%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended June 30, 2011 increased $8 million to $47 million primarily due to merger expenses related to the proposed business combination with Deutsche Börse.

Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”.
Investment Income
Investment income is primarily attributable to our average cash and investment balances, change in interest rates and foreign currency rates. For the three months ended June 30, 2011, the investment income remained flat compared to the same period a year ago.
Loss from Associates
For the three months ended June 30, 2011, the loss from associates was primarily due to the operations of NYPC, which recently became operational but remains in a loss position.
Other Income
For the three months ended June 30, 2011 and 2010, other income was $1 million and $56 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period. For the three months ended June 30, 2010, we recognized a $56 million one-time gain on the sale of our equity interest in the National Stock Exchange of India.
Noncontrolling Interest
For the three months ended June 30, 2011 and 2010, NYSE Euronext recorded noncontrolling interest loss of $4 million and $5 million, respectively. This primarily reflects the operating losses of NYSE Liffe U.S. which is still in its initial phase of launch.
Income Taxes
For the three months ended June 30, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 22.1% and 27.5%, respectively. For the three months ended June 30, 2011, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit of $8 million related to an enacted State tax law change in the U.S. and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

Six Months Ended June 30, 2011 Versus Six Months Ended June 30, 2010
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the six months ended June 30, 2011, as compared to such item for the six months ended June 30, 2010.

	Six months ended		Percent
	June 30,		Increase
(Dollars in Millions)	2011	2010	(Decrease)
Revenues
Transaction and clearing fees	$1,557	$1,689	(8)%
Market data	188	184	2%
Listing	221	210	5%
Technology services	171	154	11%
Other revenues	103	93	11%

Total revenues	2,240	2,330	(4)%
Transaction-based expenses:
Section 31 fees	178	162	10%
Liquidity payments, routing and clearing	722	869	(17)%

Total revenues, less transaction-based expenses	1,340	1,299	3%
Other operating expenses:
Compensation	319	332	(4)%
Depreciation and amortization	140	132	6%
Systems and communications	97	99	(2)%
Professional services	142	124	15%
Selling, general and administrative	136	147	(7)%
Merger expenses and exit costs	39	45	(13)%

Total other operating expenses	873	879	(1)%

Operating income	467	420	11%
Interest expense	(61)	(53)	15%
Investment income	2	1	100%
Loss from associates	(3)	(3)	—%
Other income	1	53	NM

Income before income taxes	406	418	(3)%
Income tax provision	(105)	(114)	(8)%

Net income	301	304	(1)%
Net loss attributable to noncontrolling interest	8	10	(20)%

Net income attributable to NYSE Euronext	$309	$314	(2)%

NM =	Not meaningful.

Highlights
For the six months ended June 30, 2011, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,340 million, $467 million and $309 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,299 million, $420 million and $314 million, respectively, for the six months ended June 30, 2010.
The $41 million increase in total revenues, less transaction-based expenses, $47 million increase in operating income and $5 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, increased primarily due to the favorable impact of foreign currency translation and growth within our non-trading revenues.
Increased operating income — The period-over-period increase in operating income of $47 million was primarily due to increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency of $19 million, acquisitions and new initiatives of $13 million and merger expenses and exit costs, our operating expenses decreased $32 million as compared to the six months ended June 30, 2010.
Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $5 million was mainly due to the recognition of a one-time gain on the sale of our equity interest in the National Stock Exchange of India in the first half of 2010.
Segment Results

	Six months ended June 30,
			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$583	$603	26%	26%
Cash Trading and Listings	1,421	1,511	63%	65%
Information Services and Technology Solutions	238	217	11%	9%

Total segment revenues	$2,242	$2,331	100%	100%

Derivatives

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$537	$560	(4)%	92%	93%
Market data	24	24	—%	4%	4%
Other revenues	22	19	16%	4%	3%

Total revenues	583	603	(3)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	134	153	(12)%	23%	25%

Total revenues, less transaction-based expenses	449	450	—%	77%	75%
Total other operating expenses	193	188	3%	33%	31%

Operating income	$256	$262	(2)%	44%	44%

For the six months ended June 30, 2011, Derivatives operating income decreased $6 million to $256 million, and operating income as a percentage of revenues remained flat period-over-period. Compared to the six months ended June 30, 2010, total revenues, less transaction-based expenses decreased by $1 million due to reduced average daily trading volume in our European derivative venues almost entirely offset by the favorable impact of foreign currency translation. Other operating expenses for the six months ended June 30, 2011 increased $5 million reflecting additional costs associated with new business initiatives.

Cash Trading and Listings

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$1,020	$1,129	(10)%	72%	75%
Market data	98	97	1%	7%	6%
Listing	221	210	5%	15%	14%
Other revenues	82	75	9%	6%	5%

Total revenues	1,421	1,511	(6)%	100%	100%
Transaction-based expenses:
Section 31 fees	178	162	10%	13%	11%
Liquidity payments, routing and clearing	588	716	(18)%	41%	47%

Total revenues, less transaction-based expenses	655	633	3%	46%	42%
Total other operating expenses	407	427	(5)%	29%	28%

Operating income	$248	$206	20%	17%	14%

For the six months ended June 30, 2011, Cash Trading and Listings operating income increased $42 million to $248 million, and operating income as a percentage of revenues in 2011 increased 3 percentage points to 17%. The improved operating performance was primarily due to an increase in total revenues, less transaction-based expenses of $22 million as a result of the growth in our listing and other non-trading revenues and the favorable impact of foreign currency translation. Other operating expenses for the six months ended June 30, 2011 decreased $20 million reflecting the results of improved operating efficiencies.
Information Services and Technology Solutions

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Market data	$66	$63	5%	28%	29%
Technology services	172	154	12%	72%	71%

Total revenues	238	217	10%	100%	100%
Total other operating expenses	176	190	(7)%	74%	88%

Operating income	$62	$27	130%	26%	12%

For the six months ended June 30, 2011, Information Services and Technology Solutions operating income increased $35 million to $62 million, and operating income as a percentage of revenues in 2011 increased 14 percentage points to 26%. The increase was primarily due to higher revenues in our connectivity business and lower operating expenses as a result of improved operating efficiencies.
Corporate / Eliminations

	Six months ended June 30,
			Increase
(in millions)	2011	2010	(decrease)
Other revenues	$(2)	$(1)	100%

Total revenues	(2)	(1)	100%
Total other operating expenses	97	74	31%

Operating (loss) income	$(99)	$(75)	32%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the six months ended June 30, 2011 increased $23 million to $97 million primarily due to merger expenses related to the proposed business combination with Deutsche Börse.

Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”.
Investment Income
Investment income is primarily attributable to our average cash and investment balances, change in interest rates and foreign currency rates. For the six months ended June 30, 2011, the investment income increased $1 million to $2 million as compared to the same period a year ago.
Loss from Associates
For the six months ended June 30, 2011, the loss from associates was primarily due to the operations of NYPC, which recently became operational but remains in a loss position.
Other Income
For the six months ended June 30, 2011 and 2010, other income was $1 million and $53 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period. For the six months ended June 30, 2010, we recognized a $56 million one-time gain on the sale of our equity interest in the National Stock Exchange of India.
Noncontrolling Interest
For the six months ended June 30, 2011 and 2010, NYSE Euronext recorded noncontrolling interest losses of $8 million and $10 million, respectively. This primarily reflects the operating losses of NYSE Liffe U.S. which is still in its initial phase of launch.
Income Taxes
For the six months ended June 30, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 25.8% and 27.5%, respectively. For the six months ended June 30, 2011, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit of $8 million related to an enacted State tax law change in the U.S. and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

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
Cash flows from operating activities
For the six months ended June 30, 2011, net cash provided by operating activities was $490 million, representing primarily net income of $301 million and an increase in working capital of $69 million. Capital expenditures for the six months ended June 30, 2011 were $67 million.
Net financial indebtedness
As of June 30, 2011, NYSE Euronext had approximately $2.2 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $1.8 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	June 30,	December 31,
	2011	2010
Cash and cash equivalents	$344	$327
Financial investments	41	52

Cash, cash equivalents and financial investments	385	379

Short term debt	—	366
Long term debt	2,189	2,074

Total debt	2,189	2,440

Net indebtedness	$1,804	$2,061

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
As of June 30, 2011, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of
	June 30, 2011	Maturity
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,451)	June 30, 2015
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of June 30, 2011, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of June 30, 2011. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under this facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility.
In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million ($435 million at June 30, 2011) revolving credit facility available for general corporate purposes, which matured on August 4, 2011. On a combined basis, as of June 30, 2011, NYSE Euronext had two committed bank credit facilities totaling $2.3 billion, with no amount outstanding under any of these facilities. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.
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
Recently Issued Accounting Guidance
The FASB issued ASU 2011-05, Presentation of Comprehensive Income, which amends certain provisions in Subtopic 220-10 in the Comprehensive Income Topic of the Codification. The amendments in ASU 2011-05 require that the statement of changes in stockholders’

equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. These amendments should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.
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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of June 30, 2011 (in millions of U.S. dollars):

				Impact(2) of a
	Financial	Financial		100 bp adverse shift
	assets	liabilities	Net Exposure	in interest rates(3)
Floating rate(1) positions in
Dollar	$96	$—	$96	$(1.0)
Euro	43	—	43	(0.4)
Sterling	213	—	213	(2.1)
Fixed rate positions in
Dollar	—	749	(749)	(15.1)
Euro	—	1,439	(1,439)	(53.7)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of June 30, 2011, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,439 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $15.1 million and $53.7 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar, euro and sterling, when interest rates in U.S. dollar, euro or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on June 30, 2011 positions, a hypothetical 1% decrease in U.S. dollar, euro or sterling rates would negatively impact annual income by $1.0 million, $0.4 million and $2.1 million, respectively.
Currency risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the six months ended June 30, 2011 is presented by primary foreign currency in the following table (in millions, except average rate):

	Six months ended June 30, 2011
	Euro	Sterling
Average rate in the period	$1.4037	$1.6164
Average rate in the same period one year before	$1.3287	$1.5255
Foreign denominated percentage of
Revenues	17%	16%
Operating expenses	9%	15%
Operating income	47%	23%
Impact of the currency fluctuations (1) on
Revenues	$19.3	$19.6
Operating expenses	9.1	14.2
Operating income	10.2	5.4

(1)	Represents the impact of currency fluctuation for the six months ended June 30, 2011 compared to the same period in the prior year.
NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	June 30, 2011
	Position in euros	Position in sterling
Assets	€3,880	£2,741
of which is goodwill	1,041	1,072
Liabilities	1,943	410
of which is borrowings	990	—

Net currency position before hedging activities	€1,937	£2,331
Impact of hedging activities	136	72

Net currency position	€2,073	£2,403

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(301)	$(386)

At June 30, 2011, NYSE Euronext was exposed to net exposures in euro and sterling of €2.1 billion ($3.0 billion) and £2.4 billion ($3.9 billion), respectively. NYSE Euronext’s borrowings in euro of €1.0 billion ($1.4 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of June 30, 2011, NYSE Euronext also had a €136 million ($196 million) euro/U.S. dollar and a £72 million ($115 million) sterling/U.S. dollar foreign exchange contract outstanding. These contracts matured in July 2011. As of June 30, 2011, the fair value of these contracts was a $2 million asset.
Based on June 30, 2011 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $301 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $386 million. For the six months ended June 30, 2011, currency exchange rate differences had a positive impact of $385 million on NYSE Euronext’s consolidated equity.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended June 30, 2011 in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For the six months ended June 30, 2011, the following supplements and amends our discussion set forth under “Legal Proceedings” in Part II, Item 1 of the Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2011, and in Note 17 (“Commitments and Contingencies – Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2010, and no other matters were reportable during the period.
Shareholder Litigation
On June 16, 2011, the plaintiffs, the NYSE Euronext defendants, Deutsche Börse and Alpha Beta Netherlands Holding N.V., a public limited liability company incorporated under the laws of the Netherlands (“Holdco”), entered into a memorandum of understanding setting forth their agreement in principal regarding a proposed settlement of all claims asserted in the actions. As part of the settlement, among other things, the NYSE Euronext defendants acknowledged that the pendency and prosecution of the actions were a factor in the NYSE Euronext board of directors’ decision to support management’s recommendation that Holdco declare a special dividend and consequently provide appraisal rights, and the defendants agreed to pay plaintiffs’ attorneys fees in an amount not yet determined. The parties agreed to seek to remove or withdraw any pending requests for interim relief, specifically including the plaintiffs’ motion for a preliminary injunction filed on May 26, 2011 in the Delaware action. The settlement is contingent upon, among other things, the execution of a formal stipulation of settlement, Delaware court approval following notice to the class, final dismissal of the actions with prejudice, and the completion of the combination.
BlueNext Tax Matter
In June 2011, BlueNext S.A. (“BlueNext”), a joint venture that NYSE Euronext indirectly holds with CDC Climat, a subsidiary of Caisse des Dépôts, received notice from the French Tax Authorities of a tax reassessment arising from a tax audit for the period from January 2006 through May 2009. The asserted liability, including penalties, is €355 million. This reassessment involves claimed negligence of BlueNext relating to value-added tax frauds allegedly committed prior to May 2009 by certain third-party participants in the carbon credit market operated by BlueNext. BlueNext originally discovered these alleged frauds (in which BlueNext has not been implicated) and reported them to the French Authorities in 2008. BlueNext has been cooperating with these authorities. BlueNext intends to vigorously defend itself against this reassessment.
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
Item 1A. Risk Factors
For the six months ended June 30, 2011, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, which disclosures are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

*	Furnished herewith.

**	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext
Date: August 5, 2011	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext