Form 10-Q
period 2011-09-30
NYSE Euronext
filed 2011-11-04
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 1, 2011, the registrant had approximately 262 million shares of common stock, $0.01 par value per share, outstanding.

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
Forward-looking statements include, but are not limited to, statements about:
•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of capital;

•	our competitive position and environment;

•	potential growth opportunities available to us;

•	the risks associated with potential acquisitions, alliances or combinations, including the proposed Deutsche Börse AG transaction described in our Annual Report on Form 10-K filed for the year ended December 31, 2010 and in our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K;

•	the recruitment and retention of officers and employees;

•	expected levels of compensation;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	protection or enforcement of intellectual property rights;

•	expectations with respect to financial markets, industry trends and general economic conditions;

•	our ability to keep up with rapid technological change;

•	the timing and results of our technology initiatives;

•	the effects of competition; and

•	the impact of future legislation and regulatory changes.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 6. Exhibits
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$340	$327
Financial investments	30	52
Accounts receivable, net	489	526
Deferred income taxes	70	120
Other current assets	194	149

Total current assets	1,123	1,174
Property and equipment, net	974	1,021
Goodwill	4,091	4,050
Other intangible assets, net	5,839	5,837
Deferred income taxes	564	633
Other assets	635	663

Total assets	$13,226	$13,378

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$703	$772
Related party payable	40	40
Section 31 fees payable	37	98
Deferred revenue	244	176
Short term debt	31	366
Deferred income taxes	24	2

Total current liabilities	1,079	1,454
Long term debt	2,084	2,074
Deferred income taxes	1,941	2,007
Accrued employee benefits	440	499
Deferred revenue	376	366
Related party payable	36	75
Other liabilities	27	59

Total liabilities	5,983	6,534

Commitments and contingencies
Redeemable noncontrolling interest	256	—

Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 277 and 276 shares issued; 262 and 261 shares outstanding	3	3
Common stock held in treasury, at cost; 15 shares	(416)	(416)
Additional paid-in capital	8,007	8,180
Retained earnings	484	212
Accumulated other comprehensive loss	(1,154)	(1,183)

Total NYSE Euronext stockholders’ equity	6,924	6,796
Noncontrolling interest	63	48

Total equity	6,987	6,844

Total liabilities and equity	$13,226	$13,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues
Transaction and clearing fees	$904	$726	$2,461	$2,415
Market data	93	94	281	278
Listing	113	105	334	315
Technology services	92	82	263	236
Other revenues	56	43	159	136

Total revenues	1,258	1,050	3,498	3,380
Transaction-based expenses:
Section 31 fees	109	77	287	239
Liquidity payments, routing and clearing	445	374	1,167	1,243

Total revenues, less transaction-based expenses	704	599	2,044	1,898

Other operating expenses:
Compensation	160	147	480	479
Depreciation and amortization	72	69	212	201
Systems and communications	46	52	143	151
Professional services	77	76	219	200
Selling, general and administrative	61	75	197	222
Merger expenses and exit costs	29	25	68	70

Total other operating expenses	445	444	1,319	1,323

Operating income	259	155	725	575
Interest expense	(31)	(27)	(92)	(80)
Investment income	2	1	4	2
Loss from associates	(2)	(1)	(5)	(4)
Other (loss) income	(1)	—	—	53

Income before income taxes	227	128	632	546
Income tax provision	(21)	(5)	(126)	(119)

Net income	206	123	506	427
Net (income) loss attributable to noncontrolling interest	(6)	5	2	15

Net income attributable to NYSE Euronext	$200	$128	$508	$442

Basic earnings per share attributable to NYSE Euronext	$0.76	$0.49	$1.94	$1.69

Diluted earnings per share attributable to NYSE Euronext	$0.76	$0.49	$1.93	$1.69
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months
	ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$506	$427

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218	219
Deferred income taxes	(35)	(5)
Deferred revenue amortization	(72)	(66)
Stock-based compensation	30	29
Gain on sale of equity investment and businesses	—	(56)
Other non-cash items	9	—
Change in operating assets and liabilities:
Accounts receivable, net	53	(19)
Other assets	(83)	(62)
Accounts payable, accrued expenses, and Section 31 fees payable	8	(154)
Related party payable	(40)	(43)
Deferred revenue	138	98
Accrued employee benefits	(57)	(12)

Net cash provided by operating activities	675	356
Cash flows from investing activities:
Sales of investments	740	316
Purchases of investments	(715)	(299)
Purchases of equity investments and businesses, net of cash acquired	(33)	(8)
Sale of equity investments at cost	—	175
Net proceeds from disposition of asset held-for-sale	34	—
Purchases of property and equipment	(116)	(244)
Other investing activities	4	(4)

Net cash used in investing activities	(86)	(64)
Cash flows from financing activities:
Commercial paper (repayments) borrowings, net	(343)	(140)
Dividends to shareholders	(235)	(235)
Other	(1)	—

Net cash used in financing activities	(579)	(375)
Effects of exchange rate changes on cash and cash equivalents	3	(16)

Net increase (decrease) in cash and cash equivalents for the period	13	(99)
Cash and cash equivalents at beginning of period	327	423

Cash and cash equivalents at end of period	$340	$324

Non-cash investing and financing activities:
Acquisition of APX	$40	$—
Issuance of shares in connection with the sale of the American Stock Exchange building	$12	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
Notes to Condensed Consolidated Financial Statements (unaudited)
Note 1—Organization and Basis of Presentation
Organization
NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE Amex LLC (“NYSE Amex”) in the United States and the European-based exchanges that comprise Euronext N.V. (“Euronext”)—the Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, “NYSE Liffe”) and the United States futures market, NYSE Liffe US LLC (“NYSE Liffe US”). NYSE Euronext is a global provider of securities listing, trading, market data products, and software and technology services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”
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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2010. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
On July 7, 2011, NYSE Euronext shareholders approved the adoption of the business combination agreement with Deutsche Börse and related proposals, and on August 2, 2011, Deutsche Börse announced that holders representing more than 95% of its outstanding shares had tendered into the exchange offer, surpassing the requisite 75% needed to approve the proposed combination. On October 5, 2011, the EU competition commission issued a Statement of Objections, setting out the provisional position of the commission. We and Deutsche Börse presented our case to the commission in an oral hearing on October 27th and 28th. We expect the commission to complete its review in 2011. Subject also to satisfaction of other remaining approvals and conditions, we expect to close the transaction within a few weeks after the commission completes its review.
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
As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statement of financial condition as of September 30, 2011. On September 16, 2011, approximately 10% of the ownership stake held by external investors was put-back to NYSE Euronext which there by reduced the amount of redeemable noncontrolling interest.

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
New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of September 30, 2011, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC. NYSE Euronext has agreed to make a $50 million financial guarantee as an additional contribution to the NYPC default fund, of which $25 million had been contributed as of September 30, 2011 and is held in escrow by NYPC. NYSE Euronext’s investment in NYPC is treated as an equity method investment.
Sale of American Stock Exchange building (“Amex building”)
In the first quarter of 2011, the Amex building was sold and, in accordance with the Amex acquisition agreement, approximately 340,000 NYSE Euronext shares of common stock were issued to former Amex members in June 2011.
Note 3—Restructuring
Severance Costs
As a result of streamlining certain business processes, NYSE Euronext has launched various voluntary and involuntary severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through September 30, 2011, and the remaining accrual as of September 30, 2011 (in millions):

			Information Services
		Cash Trading	and Technology	Corporate/
	Derivatives	and Listings	Solutions	Eliminations	Total
Balance as of December 31, 2010	$1	$30	$5	$2	$38
Employee severance and related benefits	—	9	2	—	11
Severance and benefit payments	(1)	(27)	(4)	(2)	(34)
Currency translation and other	—	1	—	—	1

Balance as of September 30, 2011	$—	$13	$3	$—	$16

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at September 30, 2011, NYSE Euronext expects to pay these amounts throughout 2011 and into 2012.
Note 4—Segment Reporting
NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs to operate as a public company, within “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivatives products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:
•	providing access to trade execution in cash trading and settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:
•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
Summarized financial data of our reportable segments is as follows (in millions):

		Cash Trading	Information Services and	Corporate/
Three months ended September 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2011
Revenues	$308	$825	$125	$—	$1,258
Operating income (loss)	128	149	29	(47)	259
2010
Revenues	$243	$694	$113	$—	$1,050
Operating income (loss)	88	86	19	(38)	155

		Cash Trading	Information Services and	Corporate/
Nine months ended September 30,	Derivatives	and Listings	Technology Solutions	Eliminations	Total
2011
Revenues	$891	$2,246	$363	$(2)	$3,498
Operating income (loss)	384	397	91	(147)	725
2010
Revenues	$846	$2,205	$330	$(1)	$3,380
Operating income (loss)	350	292	46	(113)	575
Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$206	$123	$506	$427
Net (income) loss attributable to noncontrolling interest	(6)	5	2	15

Net income attributable to NYSE Euronext	$200	$128	$508	$442

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	262	261	262	261
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	1

Weighted average shares used in diluted computation	263	262	263	262

Basic earnings per share attributable to NYSE Euronext	$0.76	$0.49	$1.94	$1.69

Diluted earnings per share attributable to NYSE Euronext	$0.76	$0.49	$1.93	$1.69

Dividends per common share	$0.30	$0.30	$0.90	$0.90
As of September 30, 2011 and 2010, 4.1 million and 4.7 million restricted stock units, respectively, and options to purchase 0.2 million and 0.5 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2011, 0.3 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2010, 1.4 million and 0.8 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.
Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Three months ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	12	12	1	2	2	3
Expected return on assets	(15)	(14)	—	—	—	—
Actuarial loss	(1)	2	—	—	—	—
Curtailment loss	—	—	—	—	—	—

Net periodic (benefit) cost	$(3)	$1	$1	$2	$2	$3

					Postretirement
	Pension Plans		SERP Plans		Benefit Plans
Nine months ended September 30,	2011	2010	2011	2010	2011	2010
Service cost	$3	$3	$—	$—	$—	$—
Interest cost	36	36	3	4	6	9
Expected return on assets	(43)	(42)	—	—	—	—
Actuarial loss	6	6	1	—	—	—
Curtailment loss	—	—	—	—	2	2

Net periodic cost	$2	$3	$4	$4	$8	$11

During the three and nine months ended September 30, 2011, NYSE Euronext contributed $2 million and $41 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $1 million to its pension plans for the remainder of fiscal 2011.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill (in millions):

		Cash Trading	Information Services and
	Derivatives	and Listings	Technology Solutions	Total
Balance as of December 31, 2010	$2,252	$1,439	$359	$4,050
Acquisitions	—	19	11	30
Purchase accounting adjustments	—	(9)	—	(9)
Currency translation and other	5	13	2	20

Balance as of September 30, 2011	$2,257	$1,462	$372	$4,091

The following table presents the details of the intangible assets (in millions):

	Assigned	Accumulated
Balance as of September 30, 2011	value	amortization	Useful Life (in years)
National securities exchange registrations	$5,025	$—	Indefinite
Customer relationships	872	204	7 to 20
Trade names and other	192	46	2 to 20

Other intangible assets	$6,089	$250

	Assigned	Accumulated
Balance as of December 31, 2010	value	amortization	Useful Life (in years)
National securities exchange registrations	$5,003	$—	Indefinite
Customer relationships	852	166	7 to 20
Trade names and other	187	39	2 to 20

Other intangible assets	$6,042	$205

For the three and nine months ended September 30, 2011, amortization expense for the intangible assets was approximately $15 million and $46 million, respectively. For the three and nine months ended September 30, 2010, amortization expense for the intangible assets was approximately $14 million and $43 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of September 30, 2011 was as follows (in millions):

Year ending December 31,
Remainder of 2011 (from October 1st through December 31st)	$12
2012	58
2013	58
2014	58
2015	58
Thereafter	570

Total	$814

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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in millions):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$30	$—	$—	$30

Total Financial investments	$30	$—	$—	$30

Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$37	$—	$—	$37
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	7	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	—	6	—	6

Total Financial investments	$38	$7	$7	$52

Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments to the Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).
The fair value of our long-term debt instruments was approximately $2.2 billion as of September 30, 2011. The carrying value of all other financial assets and liabilities approximates fair value. As of September 30, 2011 and December 31, 2010, NYSE Euronext had $0 and $7 million, respectively, of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. The decrease in the amount of auction rate securities from $7 million at December 31, 2010 to $0 is attributable to the disposal of all of these securities.
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition (in millions):

		Fair Value of Derivative
	Notional	Instruments
September 30, 2011	Amount	Asset(1)	Liability
Derivatives not designated as hedging instruments
Foreign exchange contracts	$491	$0	$3
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$491	$0	$3

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.
The effective portion and the ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and nine months ended September 30, 2011 were insignificant.

Pre-tax gains and losses on derivative instruments not designated in hedging relationships for the three and nine months ended September 30, 2011 were as follows (in millions):

	Gain/ (loss) recognized in income
	Three months ended	Nine months ended
Derivatives not designated as hedging instrument	September 30, 2011
Foreign exchange contracts	$(4)	$12
For the nine months ended September 30, 2011, NYSE Euronext had euro/U.S. dollar and sterling/U.S. dollar foreign exchange contracts in place with tenors less than 3 months in order to hedge various financial positions. These contracts were not designated as hedging instruments under the Derivatives and Hedging Topic. As of September 30, 2011, NYSE Euronext had a £146 million ($228 million) sterling/U.S. dollar foreign exchange swap outstanding with a positive fair value of $0 million and a €193 million ($263 million) euro/U.S. dollar contract outstanding with a negative fair value of $3 million. These instruments matured in October 2011. For the three and nine months ended September 30, 2011, the cumulative net loss recognized under foreign exchange contracts in “Other income” in the condensed consolidated statement of operations was insignificant.
Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three months ended September 30, 2011 was $99 million and pre-tax net losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the nine months ended September 30, 2011 was $35 million.
For the nine months ended September 30, 2011, NYSE Euronext had no derivative instruments in fair value hedging relationships and cash flow hedging relationships.
Note 10—Commitments and Contingencies
For the nine months ended September 30, 2011, the following supplements and amends our discussion set forth in Note 17 (“Commitments and Contingencies — Legal Matters”) to Item 8 of the Annual Report on Form 10-K filed by NYSE Euronext for the year ended December 31, 2010, and Note 10 (“Commitments and Contingencies”) of the Quarterly Reports on Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2011 and the six months ended June 30, 2011, respectively, and no other matters were reportable during the period.
Costs Associated with the Proposed Business Combination
NYSE Euronext estimates that it will incur approximately $120 million of legal, banking and other professional fees and costs related to the proposed combination with Deutsche Börse, of which approximately $60 million will be contingent upon approval and consummation of the combination and approximately $60 million of which will be payable regardless of whether the combination is completed.
Through September 30, 2011, NYSE Euronext incurred approximately $45 million of fees and other costs directly attributable to the proposed business combination. Such costs are included in “Merger expenses and exit costs” in the condensed consolidated statement of operations for the nine months ended September 30, 2011.
IRS Notice
Subsequent to an appeals conference in the matter, the Internal Revenue Service Appeals Office issued a determination on October 5, 2011 that there is no deficiency in the tax returns filed by NYSE for the years 2001, 2002 and 2003, thereby resolving the matter in favor of the NYSE.
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
Note 11—Income Taxes
For the three and nine months ended September 30, 2011, our effective tax rate was 9.5% and 20.0%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit of $40 million related to an enacted reduction in the corporate tax rate from 27% to 25% in the United Kingdom and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. The applicable tax rate was 4% and 22% for both the three and nine months ended September 30, 2010, respectively. The 2010 effective tax rate was lower than the U.S. statutory rate primarily due to a discrete deferred tax benefit related to an enacted reduction in the corporate tax rate from 28% to 27% in the United Kingdom, higher earnings from foreign operations and the reorganization of certain of our European businesses.
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
On June 16, 2011, NYSE Euronext announced that LCH.Clearnet agreed to extend the arrangements under which LCH.Clearnet provides clearing services to the European securities and continental derivatives markets of NYSE Euronext. Termination of these arrangements was scheduled to occur in November 2011, following the notice given by NYSE Euronext in May 2010. The agreed extension means that the current clearing arrangements will continue to June 2013 for derivatives and December 2013 for cash.
As of September 30, 2011, NYSE Euronext had a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
Qatar

On June 19, 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009, with the remaining $160 million to be paid annually in four equal installments. NYSE Euronext’s investment in the Qatar Exchange is treated as an equity method investment. The $76 million present value of this remaining liability is included in “Related party payable” in the condensed consolidated statements of financial condition as of September 30, 2011.
New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC will initially clear fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of September 30, 2011, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.
The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended September 30,		Nine months ended September 30,
Income (expenses)	2011	2010	2011	2010
LCH.Clearnet	$(12)	$(12)	$(35)	$(33)
Qatar	2	11	6	24
NYPC	—	—	1	—
Note 13—Other Comprehensive Income
The following outlines the components of other comprehensive income (in millions):

	Three months ended September 30,
	2011			2010
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	interest	Total	Euronext	interest	Total
Net income (loss)	$200	$6	$206	$128	$(5)	$123
Change in market value adjustments of available-for-sale securities	—	—	—	7	—	7
Foreign currency translation adjustments	(362)	(2)	(364)	486	2	488

Total comprehensive income (loss)	$(162)	$4	$(158)	$621	$(3)	$618

	Nine months ended September 30,
	2011			2010
	NYSE	Noncontrolling		NYSE	Noncontrolling
Income/(expenses)	Euronext	Interest	Total	Euronext	Interest	Total
Net income (loss)	$508	$(2)	$506	$442	$(15)	$427
Change in market value adjustments of available-for-sale securities	4	—	4	5	—	5
Foreign currency translation adjustments	23	—	23	(277)	(2)	(279)

Total comprehensive income (loss)	$535	$(2)	$533	$170	$(17)	$153

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” herein and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and under Part II, Item IA of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, “Risk Factors”. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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
On July 7, 2011, NYSE Euronext shareholders approved the adoption of the business combination agreement with Deutsche Börse and related proposals, and on August 2, 2011, Deutsche Börse announced that holders representing more than 95% of its outstanding shares had tendered into the exchange offer, surpassing the requisite 75% needed to approve the proposed combination. On October 5, 2011, the EU competition commission issued a Statement of Objections, setting out the provisional position of the commission. We and Deutsche Börse presented our case to the commission in an oral hearing on October 27th and 28th. We expect the commission to complete its review in 2011. Subject also to satisfaction of other remaining approvals and conditions, we expect to close the transaction within a few weeks after the commission completes its review.
The foregoing summary of the business combination agreement and the Proposed Business Combination does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the business combination agreement, which was filed with our Current Report on Form 8-K filed with the SEC on February 16, 2011, as amended, and incorporated herein by reference.

Factors Affecting Our Results
The business environment in which NYSE Euronext operates directly affects its results of operations. Its results have been and will continue to be affected by many factors, including the level of trading activity in its markets, which during any period is significantly influenced by general market conditions, competition, market share and the pace of industry consolidation, broad trends in the brokerage and finance industry, price levels and price volatility, the number and financial health of companies listed on the NYSE Euronext’s cash markets, changing technology in the financial services industry, and legislative as well as regulatory changes and requirements, including competition law, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for listing and trading volumes; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and increasing competition for market data revenues. For example, the growth of NYSE Euronext’s trading and market data revenues could be adversely impacted if it is unsuccessful in attracting additional volumes. Historically NYSE Euronext has seen its market share, trading revenues and share of market data revenues decline through the entrance of new players, increased competition, and more recently an increase in internalization and trading on alternative trading systems. While NYSE Euronext’s market share has been relatively stable in the past year, market share dynamics are constantly changing and no assurance can be provided that further declines will not occur in the future. The maintenance and growth of NYSE Euronext’s revenues could also be impacted if it faces increased pressure on pricing.
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
While NYSE Euronext has not experienced reductions in its borrowing capacity, lenders in general have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should lenders continue to take additional similar actions, the cost of conducting NYSE Euronext’s business may increase and its ability to implement its business initiatives could be limited. Also, an additional downgrade of U.S. Sovereign debt could result in incrementally higher borrowing costs.
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

Sources of Revenues
Transaction and Clearing Fees
Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing businesses.
•	Cash trading. Revenues for cash trading consist of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our U.S. cash markets that are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

•	Derivatives trading and clearing. Revenues from derivatives trading and clearing consist of per-contract fees for executing trades of derivatives contracts and clearing charges on the London market of NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Arca and NYSE Amex. Revenues from NYSE Liffe’s continental derivatives markets consist of per-contract fees for executing derivatives contracts. In some cases, these fees are subject to caps.
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
Market Data
We generate revenues from the dissemination of our market data in the U.S. and Europe to a variety of users. In the U.S., we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE listed, NYSE Amex listed and NYSE Arca listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C,” which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include the sale of depth of book information, historical price information and corporate action information.
NYSE Euronext offers NYSE Realtime Reference Prices, which allows internet and media organizations to buy real-time, last-sale market data from NYSE and provide it broadly and free of charge to the public. CNBC, Google Finance and nyse.com display NYSE Realtime Reference Prices on their respective websites.
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

Technology Services
Revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees and strategic consulting services. Colocation revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software that allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.
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

Results of Operations
Three Months Ended September 30, 2011 Versus Three Months Ended September 30, 2010
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended September 30, 2011, as compared to such item for the three months ended September 30, 2010.

	Three months ended		Percent
	September 30,		Increase
(Dollars in Millions)	2011	2010	(Decrease)
Revenues
Transaction and clearing fees	$904	$726	25%
Market data	93	94	(1)%
Listing	113	105	8%
Technology services	92	82	12%
Other revenues	56	43	30%

Total revenues	1,258	1,050	20%
Transaction-based expenses:
Section 31 fees	109	77	42%
Liquidity payments, routing and clearing	445	374	19%

Total revenues, less transaction-based expenses	704	599	18%

Other operating expenses:
Compensation	160	147	9%
Depreciation and amortization	72	69	4%
Systems and communications	46	52	(12)%
Professional services	77	76	1%
Selling, general and administrative	61	75	(19)%
Merger expenses and exit costs	29	25	16%

Total other operating expenses	445	444	—%

Operating income	259	155	67%
Interest expense	(31)	(27)	15%
Investment income	2	1	100%
Loss from associates	(2)	(1)	100%
Other (loss) income	(1)	—	(100)%

Income before income taxes	227	128	77%
Income tax provision	(21)	(5)	320%

Net income	206	123	67%
Net (income) loss attributable to noncontrolling interest	(6)	5	220%

Net income attributable to NYSE Euronext	$200	$128	56%

Highlights
For the three months ended September 30, 2011, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $704 million, $259 million and $200 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $599 million, $155 million and $128 million, respectively, for the three months ended September 30, 2010.
The $105 million increase in total revenues, less transaction-based expenses, $104 million increase in operating income and $72 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, increased primarily due to increased average daily volume across all trading venues, the growth in our non-transaction-based revenues (including listing and technology services) as well as the favorable impact of foreign currency translation.
Increased operating income — The period-over-period increase in operating income of $104 million was primarily due to increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency of $10 million, incremental costs associated with acquisitions and new business initiatives of $8 million and merger expenses and exit costs, our operating expenses decreased $21 million as compared to the three months ended September 30, 2010.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $72 million was mainly due to increased operating income. Our effective tax rate for the three months ended September 30, 2011 and 2010 was 9.5% and 4.0%, respectively, primarily due to discrete deferred tax benefits related to enacted reductions in the corporate tax rate in the United Kingdom from 28% to 27% in the 2010 period and from 27% to 25% in the 2011 period.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended September 30,
			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$308	$243	24%	23%
Cash Trading and Listings	825	694	66%	66%
Information Services and Technology Solutions	125	113	10%	11%

Total segment revenues	$1,258	$1,050	100%	100%

Derivatives

	Three months ended September 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$288	$223	29%	93%	92%
Market data	11	11	—%	4%	4%
Other revenues	9	9	—%	3%	4%

Total revenues	308	243	27%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	82	55	49%	27%	23%

Total revenues, less transaction-based expenses	226	188	20%	73%	77%
Total other operating expenses	98	100	(2)%	32%	41%

Operating income	$128	$88	45%	41%	36%

For the three months ended September 30, 2011, Derivatives operating income increased $40 million to $128 million, and operating income as a percentage of revenues in 2011 increased 5 percentage points to 41%. Compared to the third quarter of 2010, the $38 million increase in total revenues, less transaction-based expenses was driven by an increase of 14% in our average daily trading volume on our European markets, a 48% increase in our U.S. equity options contracts and the favorable impact of foreign currency translation. Compared to the third quarter of 2010, our average net revenue per contract decreased on both the U.S. and European platforms. Other operating expenses for the three months ended September 30, 2011 decreased $2 million reflecting modest operating efficiencies.
Cash Trading and Listings

	Three months ended September 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$616	$503	22%	74%	73%
Market data	49	52	(6)%	6%	7%
Listing	113	105	8%	14%	15%
Other revenues	47	34	38%	6%	5%

Total revenues	825	694	19%	100%	100%
Transaction-based expenses:
Section 31 fees	109	77	42%	13%	11%
Liquidity payments, routing and clearing	363	319	14%	44%	46%

Total revenues, less transaction-based expenses	353	298	18%	43%	43%
Total other operating expenses	204	212	(4)%	25%	30%

Operating income	$149	$86	73%	18%	13%

For the three months ended September 30, 2011, Cash Trading and Listings operating income increased $63 million to $149 million, and operating income as a percentage of revenues in 2011 increased 5 percentage points to 18%. The improved operating performance was primarily due to an increase in total revenues, less transaction-based expenses of $55 million as a result of an increase of 40% and 9% in our average daily trading volume on our European and U.S. platforms, respectively, the growth in our listing business and the favorable impact of foreign currency translation. Other operating expenses for the three months ended September 30, 2011 decreased $8 million reflecting the results of improved operating efficiencies.
Information Services and Technology Solutions

	Three months ended September 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Market data	$33	$31	6%	26%	27%
Technology services	92	82	12%	74%	73%

Total revenues	125	113	11%	100%	100%
Total other operating expenses	96	94	2%	77%	83%

Operating income	$29	$19	53%	23%	17%

For the three months ended September 30, 2011, Information Services and Technology Solutions operating income increased $10 million to $29 million, and operating income as a percentage of revenues in 2011 increased 6 percentage points to 23%. The increase was primarily due to higher revenues in our connectivity business.
Corporate / Eliminations

	Three months ended September 30,
			Increase
(in millions)	2011	2010	(decrease)
Other revenues	$—	$—	—

Total revenues	—	—	—
Total other operating expenses	47	38	24%

Operating (loss) income	$(47)	$(38)	24%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended September 30, 2011 increased $9 million to $47 million primarily due to merger expenses related to the proposed business combination with Deutsche Börse.

Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See “— Liquidity and Capital Resources”.
Investment Income
Investment income is primarily attributable to our average cash and investment balances, change in interest rates and foreign currency rates. For the three months ended September 30, 2011, the investment income remained flat compared to the same period a year ago.
Loss from Associates
For the three months ended September 30, 2011, the loss from associates was primarily due to the operations of NYPC, which recently became operational but remains in a loss position.
Other (Loss) Income
For the three months ended September 30, 2011 and 2010, other (loss) income was $1 million loss and $0 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period.
Noncontrolling Interest
For the three months ended September 30, 2011 and 2010, NYSE Euronext recorded net income attributable to noncontrolling interest of $6 million and loss of $5 million, respectively. Following the June 29, 2011 sale of a significant interest in NYSE Amex Options, $11 million of profits generated by that venue were shared with our partners in the third quarter of 2011. This was partially offset by losses of NYSE Liffe US, which is still in its initial phase of launch.
Income Taxes
For the three months ended September 30, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 9.5% and 4.1%, respectively. For the three months ended September 30, 2011, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit of $40 million related to an enacted reduction in the corporate tax rate from 27% to 25% in the United Kingdom and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

Nine Months Ended September 30, 2011 Versus Nine Months Ended September 30, 2010
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the nine months ended September 30, 2011, as compared to such item for the nine months ended September 30, 2010.

	Nine months ended		Percent
	September 30,		Increase
(Dollars in Millions)	2011	2010	(Decrease)
Revenues
Transaction and clearing fees	$2,461	$2,415	2%
Market data	281	278	1%
Listing	334	315	6%
Technology services	263	236	11%
Other revenues	159	136	17%

Total revenues	3,498	3,380	3%
Transaction-based expenses:
Section 31 fees	287	239	20%
Liquidity payments, routing and clearing	1,167	1,243	(6)%

Total revenues, less transaction-based expenses	2,044	1,898	8%

Other operating expenses:
Compensation	480	479	—%
Depreciation and amortization	212	201	5%
Systems and communications	143	151	(5)%
Professional services	219	200	10%
Selling, general and administrative	197	222	(11)%
Merger expenses and exit costs	68	70	(3)%

Total other operating expenses	1,319	1,323	—%

Operating income	725	575	26%
Interest expense	(92)	(80)	15%
Investment income	4	2	100%
Loss from associates	(5)	(4)	25%
Other income	—	53	(100)%

Income before income taxes	632	546	16%
Income tax provision	(126)	(119)	6%

Net income	506	427	19%
Net loss attributable to noncontrolling interest	2	15	(87)%

Net income attributable to NYSE Euronext	$508	$442	15%

Highlights
For the nine months ended September 30, 2011, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,044 million, $725 million and $508 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,898 million, $575 million and $442 million, respectively, for the nine months ended September 30, 2010.
The $146 million increase in total revenues, less transaction-based expenses, $150 million increase in operating income and $66 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, increased primarily due to growth within our non-transaction-based revenues, higher trading volume in our U.S. derivative venues coupled with improved net revenue capture per contract in our European derivative venues, and the favorable impact of foreign currency translation.
Increased operating income — The period-over-period increase in operating income of $150 million was primarily due to increased total revenues, less transaction-based expenses. Excluding the impact of foreign currency of $28 million, incremental costs associated with acquisitions and new initiatives of $23 million and merger expenses and exit costs, our operating expenses decreased $53 million as compared to the nine months ended September 30, 2010.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $66 million was mainly due to increased operating income, the favorable impact of foreign currency translation and lower effective tax rate primarily due to a discrete deferred tax benefit of $40 million related to an enacted reduction in the corporate tax rate from 27% to 25% in the United Kingdom, partially offset by the recognition of a one-time gain on the sale of our equity interest in the National Stock Exchange of India in the first nine months of 2010.
Segment Results

	Nine months ended September 30,
			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$891	$846	26%	25%
Cash Trading and Listings	2,246	2,205	64%	65%
Information Services and Technology Solutions	363	330	10%	10%

Total segment revenues	$3,500	$3,381	100%	100%

Derivatives

	Nine months ended September 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$825	$783	5%	93%	93%
Market data	35	35	—%	4%	4%
Other revenues	31	28	11%	3%	3%

Total revenues	891	846	5%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	216	208	4%	24%	25%

Total revenues, less transaction-based expenses	675	638	6%	76%	75%
Total other operating expenses	291	288	1%	33%	34%

Operating income	$384	$350	10%	43%	41%

For the nine months ended September 30, 2011, Derivatives operating income increased $34 million to $384 million, and operating income as a percentage of revenues increased 2 percentage points to 43%. Compared to the nine months ended September 30, 2010, total revenues, less transaction-based expenses increased $37 million reflecting an increase in average daily trading volume in our U.S. derivative venues, improved net revenue capture per contract in our European derivative venues, and the favorable impact of foreign currency translation. Other operating expenses for the nine months ended September 30, 2011 remained relatively flat compared to the same period a year ago.
Cash Trading and Listings

	Nine months ended September 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Transaction and clearing fees	$1,636	$1,632	—%	73%	74%
Market data	147	149	(1)%	6%	7%
Listing	334	315	6%	15%	14%
Other revenues	129	109	18%	6%	5%

Total revenues	2,246	2,205	2%	100%	100%
Transaction-based expenses:
Section 31 fees	287	239	20%	13%	11%
Liquidity payments, routing and clearing	951	1,035	(8)%	42%	47%

Total revenues, less transaction-based expenses	1,008	931	8%	45%	42%
Total other operating expenses	611	639	(4)%	27%	29%

Operating income	$397	$292	36%	18%	13%

For the nine months ended September 30, 2011, Cash Trading and Listings operating income increased $105 million to $397 million, and operating income as a percentage of revenues in 2011 increased 5 percentage points to 18%. The improved operating performance was primarily due to an increase in total revenues, less transaction-based expenses of $77 million as a result of the growth in our listing and other non-transaction-based revenues and the favorable impact of foreign currency translation. Other operating expenses for the nine months ended September 30, 2011 decreased $28 million reflecting the results of improved operating efficiencies.
Information Services and Technology Solutions

	Nine months ended September 30,
			Increase	% of Revenues
(in millions)	2011	2010	(decrease)	2011	2010
Market data	$99	$94	5%	27%	28%
Technology services	264	236	12%	73%	72%

Total revenues	363	330	10%	100%	100%
Total other operating expenses	272	284	(4)%	75%	86%

Operating income	$91	$46	98%	25%	14%

For the nine months ended September 30, 2011, Information Services and Technology Solutions operating income increased $45 million to $91 million, and operating income as a percentage of revenues in 2011 increased 11 percentage points to 25%. The increase was primarily due to higher revenues in our connectivity business and lower operating expenses as a result of improved operating efficiencies.
Corporate / Eliminations

	Nine months ended September 30,
			Increase
(in millions)	2011	2010	(decrease)
Other revenues	$(2)	$(1)	(100)%

Total revenues	(2)	(1)	(100)%
Total other operating expenses	145	112	29%

Operating (loss) income	$(147)	$(113)	30%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the nine months ended September 30, 2011 increased $33 million to $145 million primarily due to merger expenses related to the proposed business combination with Deutsche Börse.
Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See “— Liquidity and Capital Resources”.
Investment Income
Investment income is primarily attributable to our average cash and investment balances, change in interest rates and foreign currency rates. For the nine months ended September 30, 2011, investment income increased $2 million to $4 million as compared to the same period a year ago.
Loss from Associates
For the nine months ended September 30, 2011, the loss from associates was primarily due to the operations of NYPC, which recently became operational but remains in a loss position.
Other Income
For the nine months ended September 30, 2011 and 2010, other income was $0 million and $53 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period. For the nine months ended September 30, 2010, we recognized a $56 million one-time gain on the sale of our equity interest in the National Stock Exchange of India.
Noncontrolling Interest
For the nine months ended September 30, 2011 and 2010, NYSE Euronext recorded noncontrolling interest losses of $2 million and $15 million, respectively. Following the June 29, 2011 sale of a significant interest in NYSE Amex Options, $11 million of profits generated by that venue were shared with our partners in the nine months ended September 30, 2011. This was more than offset by losses of NYSE Liffe US, which is still in its initial phase of launch.
Income Taxes
For the nine months ended September 30, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 20.0% and 21.9%, respectively. For the nine months ended September 30, 2011, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit of $40 million related to an enacted reduction in the corporate tax rate from 27% to 25% in the United Kingdom and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

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
Cash flows from operating activities
For the nine months ended September 30, 2011, net cash provided by operating activities was $675 million, representing primarily net income of $506 million and an increase in working capital of $19 million. Capital expenditures for the nine months ended September 30, 2011 were $116 million.
Net financial indebtedness
As of September 30, 2011, NYSE Euronext had approximately $2.1 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $1.7 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	September 30,	December 31,
	2011	2010
Cash and cash equivalents	$340	$327
Financial investments	30	52

Cash, cash equivalents and financial investments	370	379

Short term debt	31	366
Long term debt	2,084	2,074

Total debt	2,115	2,440

Net indebtedness	$1,745	$2,061

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
As of September 30, 2011, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of
	September 30, 2011	Maturity
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,345)	June 30, 2015
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of September 30, 2011, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $2.0 billion 5-year syndicated revolving bank facility maturing on April 4, 2012. This bank facility is also available for general corporate purposes and was not drawn as of September 30, 2011. On September 15, 2008, the amount of commitments readily available to NYSE Euronext under this facility decreased from $2.0 billion to $1,833 million as a result of the bankruptcy filing of Lehman Brothers Holdings Inc., which had provided a $167 million commitment under this facility. The commercial paper program and the bank facility include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.
In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million revolving credit facility available for general corporate purposes, which matured on August 4, 2011.
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
In 2008, NYSE Euronext repurchased 13.4 million shares at an average price of $26.04 per share. No shares were repurchased in 2009, 2010 and through the first nine months of 2011.
On October 27, 2011, NYSE Euronext announced its intention to resume its repurchases of up to $100 million of common stock in the fourth quarter of 2011.
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
In addition, NYSE Euronext licenses software and provides software services, which are accounted for in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification, which involves significant judgment. The technology services revenues in our condensed consolidated statement of operations include revenues generated from the sale of software licenses, software related services as well as hardware components. We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification and accounting standards updates described below in the Recent Adopted Accounting Guidance section. We recognize revenues upon delivery of non-software elements of our technology solutions and services. For software license arrangements that do not require customization or significant modification of the underlying software, we recognize revenues when (i) we enter into a legally binding agreement with a customer for the license of software, (ii) we deliver the products and (iii) customer payment is determinable and free of significant uncertainties or contingencies. Most of our arrangements are recognized in this manner. For software license arrangements that require customization or significant modification, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. For revenues associated with maintenance and support, we recognize it ratably over the term of the arrangement, typically one to two years.
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
The FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amends certain provisions in Subtopic 350-20 in the Intangibles — Goodwill and Other Topic of the Codification. The amendments in ASU 2011-08 provide changes to the goodwill impairment guidance that are intended to reduce the cost and complexity of the annual impairment test. The changes allow entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The new qualitative indicators replace those currently used to determine whether an interim goodwill impairment test is required. In addition, the indicators will be applicable for assessing whether to perform step two for reporting units with zero or negative carrying amounts. These amendments will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Earlier adoption is permitted. NYSE Euronext is assessing the impact of ASU 2011-08 on our 2011 impairment testing methodology.
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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of September 30, 2011 (in millions of U.S. dollars):

				Impact(2) of a
	Financial	Financial		100 bp adverse shift
	assets	liabilities	Net Exposure	in interest rates(3)
Floating rate(1) positions in
Dollar	$90	$12	$78	$(0.8)
Euro	36	18	18	(0.2)
Sterling	213	—	213	(2.1)
Fixed rate positions in
Dollar	—	749	(749)	(13.2)
Euro	—	1,335	(1,335)	(48.1)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of September 30, 2011, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,335 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $13.2 million and $48.1 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar, euro and sterling, when interest rates in U.S. dollar, euro or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on September 30, 2011 positions, a hypothetical 1% decrease in U.S. dollar, euro or sterling rates would negatively impact annual income by $0.8 million, $0.2 million and $2.1 million, respectively.
Currency risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.
NYSE Euronext’s exposure to foreign denominated earnings for the nine months ended September 30, 2011 is presented by primary foreign currency in the following table (in millions, except average rate):

	Nine months ended September 30, 2011
	Euro	Sterling
Average rate in the period	$1.4071	$1.6147
Average rate in the same period one year before	$1.3162	$1.5339
Foreign denominated percentage of
Revenues	17%	16%
Operating expenses	9%	14%
Operating income	47%	21%
Impact of the currency fluctuations (1) on
Revenues	$36.9	$26.6
Operating expenses	16.5	19.4
Operating income	20.4	7.2

(1)	Represents the impact of currency fluctuation for the nine months ended September 30, 2011 compared to the same period in the prior year.
NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	September 30, 2011
	Position in euros	Position in sterling
Assets	€3,876	£2,725
of which is goodwill	1,042	1,073
Liabilities	1,972	384
of which is borrowings	1,004	—

Net currency position before hedging activities	€1,904	£2,341
Impact of hedging activities	193	146

Net currency position	€2,097	£2,487

Impact on consolidated equity of a 10% decrease in the foreign currency exchange rates	$(282)	$(389)

At September 30, 2011, NYSE Euronext was exposed to net exposures in euro and sterling of €2.1 billion ($2.8 billion) and £2.5 billion ($3.9 billion), respectively. NYSE Euronext’s borrowings in euro of €1.0 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of September 30, 2011, NYSE Euronext also had a €193 million ($263 million) euro/U.S. dollar and a £146 million ($228 million) sterling/U.S. dollar foreign exchange contract outstanding. These contracts matured in October 2011. As of September 30, 2011, the fair value of these contracts was a $3 million liability.
Based on September 30, 2011 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $282 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $389 million. For the nine months ended September 30, 2011, currency exchange rate differences had a positive impact of $23 million on NYSE Euronext’s consolidated equity.

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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended September 30, 2011 in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For the nine months ended September 30, 2011, the following supplements and amends our discussion set forth in Note 17 (“Commitments and Contingencies — Legal Matters”) to Item 8 of the Annual Report on Form 10-K filed by NYSE Euronext for the year ended December 31, 2010, and Note 10 (“Commitments and Contingencies”) of the Quarterly Reports on Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2011 and the six months ended June 30, 2011, respectively, and no other matters were reportable during the period.
IRS Notice
Subsequent to an appeals conference in the matter, the Internal Revenue Service Appeals Office issued a determination on October 5, 2011 that there is no deficiency in the tax returns filed by NYSE for the years 2001, 2002 and 2003, thereby resolving the matter in favor of the NYSE.
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
Item 1A. Risk Factors
For the nine months ended September 30, 2011, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, and Part II, Item 1A. of our Quarterly Reports on Form 10-Q for the three months and six months ended March 31, 2011 and June 30, 2011, respectively, which disclosures are incorporated herein by reference, other than risks discussed below, which supplement the Risk Factors disclosed in such Annual Report and Quarterly Reports.
Risk Factors Related to the Proposed Business Combination
As previously disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, the Proposed Business Combination, if completed, would expose the Combined Company to various risks and uncertainties. Although the Combined Company will generally be subject to risks similar to those that we are already subject to in our existing businesses and to risks similar to those that Deutsche Börse is already subject to in its existing businesses, the Combined Company will also be subject to the risks described below. The completion of the Proposed Business Combination is subject to numerous approvals and conditions and we can provide no assurance that such approvals and conditions will be obtained or satisfied or that the Proposed Business Combination will be completed on a timely basis or at all.
The Combined Company may be adversely affected by the pending financial reforms in Europe to a greater extent than NYSE Euronext may be as an independent company.
As previously disclosed, the European Commission has proposed or is consulting on significant financial reforms on several subjects that could have a material adverse effect on our business if such reform proposals are adopted. See Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2010, “Risk Factors—Risks Relating to Regulation—We may be adversely affected by the new financial reform legislation in the United States and pending reforms in Europe.” It is expected that market participants will change their behavior in response to these new regulations if they are adopted in Europe. NYSE Euronext and Deutsche Börse are highly dependent upon the levels and nature of activity on their exchanges and clearing houses, in particular the volume of financial instruments traded and cleared, the number of participants in the market, the relative attractiveness of the financial instruments traded on their exchanges and cleared in their clearing houses and similar factors. To the extent that these regulatory proposals are adopted and cause market participants to reduce the levels or restrict the nature of activity on NYSE Euronext’s and/or Deutsche Börse’s exchanges, and/or clearing houses, the business and cash flows, financial condition and results of operations of the Combined Company may be adversely affected. Furthermore, their international exchanges compete for listings in other jurisdictions. If any of the pending European legislation or any other legislation that might be adopted in the future adversely affects the legal and regulatory environment surrounding the markets that NYSE Euronext and Deutsche Börse operate, or the market perceptions thereof, it may make it difficult for their exchanges and/or clearing houses to compete with other competitors in different jurisdictions, which could have a material adverse effect on the Combined Company’s business and cash flows, financial condition and results of operations. Because the Combined Company will have proportionally more of its operations located in Europe, and will therefore generate proportionally more of its revenues from European operations, than NYSE Euronext does as an independent company, if any of the pending European legislation is adopted, such legislation may have a more significant impact on the Combined Company’s business and cash flows, financial condition and results of operations than it might have on NYSE Euronext if it continued to operate as an independent company.

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

NYSE Euronext
Date: November 4, 2011	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext