Form 10-K
period 2011-12-31
NYSE Euronext
filed 2012-02-29
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.9 billion. As of February 22, 2012, there were approximately 258.3 million shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of NYSE Euronext’s Proxy Statement for its April 26, 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NYSE EURONEXT

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

In this Annual Report on Form 10-K, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“AEX®,” “Alternext®,” “ArcaBook®,” “ArcaVision®,” “Archipelago®,” “Bclear®,” “CAC 40®,” “Cscreen®,” eGovDirect.com®,” “Euronext®,” “Euronext 100 Index®,” “Intellidex®,” “NYSE Bluetm,” “NSC®,” “NYFIX®,” “NYSE®,” “NYSE Bonds®,” “NYSE Broker Volume®,” “NYSE Composite Index®,” “NYSE Liffe®,” “NYSE MAC®,” “NYSE MAC Alerts®,” “NYSEnet®,” “NYSE OpenBook®,” “NYX®,” “SFTI®,” “SmartPool®,” “UTPtm” and “Wombat®,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA®” and “Trade Reporting Facility®” are trademarks of the Financial Industry Regulatory Authority (“FINRA”), with all rights reserved, and are used under license from FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

About NYSE Euronext

NYSE Euronext, a Delaware corporation, was organized on May 22, 2006 in anticipation of the combination of the businesses of NYSE Group, Inc., a Delaware corporation, and Euronext N.V., a company organized under the laws of the Netherlands. The combination was consummated on April 4, 2007. NYSE Group, Inc. was formed in connection with the March 7, 2006 merger between New York Stock Exchange, Inc., a New York Type A not-for-profit corporation, and Archipelago Holdings, Inc., a Delaware corporation. Euronext was created with the 2000 merger of the Paris, Amsterdam and Brussels stock exchanges.

Our principal executive office is located at 11 Wall Street, New York, New York 10005 and our telephone number is (212) 656-3000. Our European headquarters are located at 39 rue Cambon, 75039 Paris, France, and our telephone number is +33 1 49 27 10 00. Our website is www.nyse.com. We are not incorporating the information on our website into this Annual Report on Form 10-K.

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

Unless otherwise specified or the context otherwise requires, all the entities listed below are direct or indirect subsidiaries of NYSE Euronext and:

•

“NYSE” refers to New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the SEC under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as a national securities exchange.

•

“NYSE Arca” refers collectively to NYSE Arca, LLC, a Delaware limited liability company, NYSE Arca, Inc., a Delaware corporation, and NYSE Arca Equities, Inc., a Delaware corporation. NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.

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

Forward-looking statements include, but are not limited to, statements about:

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of capital;

•	our competitive position and environment;

•	potential growth opportunities available to us;

•	the risks associated with potential acquisitions, alliances or combinations;

•	the recruitment and retention of officers and employees;

•	expected levels of compensation;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	protection or enforcement of intellectual property rights;

•	expectations with respect to financial markets, industry trends and general economic conditions;

•	our ability to keep up with rapid technological change;

•	the timing and results of our technology initiatives;

•	the effects of competition; and

•	the impact of future legislation and regulatory changes.

We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements referred to above.

PART I

ITEM 1.	BUSINESS

NYSE Euronext is a global operator of financial markets and provider of trading solutions. We offer an array of products and services in cash equities, futures, options, swaps, exchange-traded products, bonds, clearing operations, market data, commercial technology solutions and carbon trading, all designed to meet the evolving needs of investors, issuers, financial institutions and market participants. NYSE Euronext consists of three business segments: Derivatives; Cash Trading and Listings; and Information Services and Technology Solutions.

Terminated Business Combination

On February 15, 2011, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Deutsche Börse AG (“Deutsche Börse”), pursuant to which the two companies agreed to combine their respective businesses and become subsidiaries of a newly formed Dutch holding company (the “Proposed Business Combination”). Completion of the Proposed Business Combination was subject to the satisfaction of several conditions, including, among others, approvals by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe.

On February 1, 2012, the EU Competition Commission issued a formal decision disapproving the Proposed Business Combination. In light of the EU Commission’s decision, on February 2, 2012, NYSE Euronext and Deutsche Börse announced that they mutually agreed to terminate the Business Combination Agreement. For the year ended December 31, 2011, NYSE Euronext incurred approximately $85 million of legal, investment banking and other professional fees and costs related to the terminated business combination, which are recorded in “Merger expenses and exit costs” in the consolidated statement of operations. NYSE Euronext also incurred additional indirect costs associated with management’s significant time and focus negotiating and preparing to close the Proposed Business Combination, instead of pursuing other business opportunities that could have been beneficial to the Company.

General

In our Derivatives segment, our key initiatives in 2011 related to maintaining our position in the U.S. options market and growing our U.S. futures business. During May 2010, we announced plans to commence clearing our European securities and derivatives business through new, purpose-built clearing facilities, having given notice to terminate the current outsourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. Although these standalone NYSE Euronext clearinghouse development plans were put on hold following the announcement of the recently terminated Proposed Business Combination, we have re-launched this project and are reviewing the strategic options available to develop these clearing facilities. See “— Products and Services — Clearing and Settlement — Europe.” In addition, New York Portfolio Clearing (“NYPC”), our joint venture with The Depository Trust and Clearing Corporation (“DTCC”) became operational in 2011. See “— Derivatives — New York Portfolio Clearing.”

In our Cash Trading and Listings segment, we continued to focus on our pricing and market share mix in the U.S. and European cash markets. In both the U.S. and Europe, our market share decreased slightly in 2011. Demand for our listing venues continued to be strong in terms of transfers, new listings and secondary offerings. In 2011, 16 companies with an aggregate market capitalization of $30.4 billion transferred to the NYSE from other exchanges, and, additionally, 4 companies with an aggregate market capitalization of $164.8 million transferred to the NYSE Amex from other exchanges. A total of 104 issuers listed their securities on NYSE Euronext markets in 2011, raising total proceeds of $33.5 billion.

Our Information Services and Technology Solutions segment exhibited growth in 2011, benefiting from an expanding customer base, improved software sales and the launch of colocation services in our data centers in Mahwah, New Jersey and Basildon, United Kingdom in 2010. Through colocation services, we allow our customers (including proprietary trading firms, hedge funds and other buy-side and sell-side traders) to host their trading platforms directly in our data centers and gain high-speed access to our matching engines. All of the matching engines for our markets in Europe are now consolidated in the Basildon facility, and we completed the migration of our U.S. exchanges to the Mahwah facility during the first half of 2011.

We also commenced the migration of NYSE Liffe to our Universal Trading Platform, which we expect to complete in the second quarter of 2012 for our European derivatives markets. We also continued the migration of the NYSE to our Universal Trading Platform during 2011. This migration will likely be completed in 2012.

Our primary sources of revenue include our transaction and clearing fees, consisting of fees from our cash trading, derivatives trading and clearing businesses; revenues from the dissemination of our market data in the U.S. and Europe; listing fees and annual fees applicable to companies listed on our securities exchanges; and revenues generated from our technology services, including fees for connectivity services, software licenses, maintenance and strategic consulting services. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sources of Revenues.”

Derivatives

Our Derivatives segment is comprised of our derivatives trading and clearing businesses and includes our subsidiaries NYSE Liffe, NYSE Liffe Clearing, NYSE Liffe US, NYSE Amex Options, NYSE Arca Options and our joint venture NYPC as well as our related derivatives market data business.

•

NYSE Liffe — NYSE Liffe is the international derivatives business of NYSE Euronext, comprising the derivatives markets operated by LIFFE Administration and Management and Euronext in each of Amsterdam, Brussels, Lisbon, London and Paris. NYSE Liffe offers customers the advantages of an advanced derivatives trading platform and a wide choice of products. NYSE Liffe offers customers access to a range of interest-rate, equity, index, commodity and currency derivative products. NYSE Liffe also offers its customers the Bclear and Cscreen services, which bridge the listed and over-the-counter (“OTC”) markets, providing a means to register and process wholesale derivatives trades through NYSE Liffe to clearing at NYSE Liffe Clearing.

•

NYSE Liffe Clearing — Following the launch of NYSE Liffe Clearing, NYSE Liffe assumed full responsibility for clearing activities for the London market of NYSE Liffe. In this regard, NYSE Liffe’s London market operates as a self-clearing Recognized Investment Exchange and outsources certain clearing guarantee arrangements and related risk functions to LCH.Clearnet Limited (“LCH.Clearnet”), a U.K. recognized clearinghouse. See “— Products and Services — Clearing and Settlement — Europe.”

•

NYSE Liffe US — NYSE Liffe US LLC (“NYSE Liffe US”), our U.S. futures exchange, makes available for trading full- and mini-sized gold and silver futures, options on full-sized gold and silver futures, futures on MSCI Indices and fixed income futures. In 2011, NYSE Liffe US launched a full suite of fixed income futures which clear at NYPC. NYSE Liffe US transitioned the trading and open interest of all existing MSCI-linked stock index futures in the U.S. to its platform during June 2011. A significant minority equity stake in NYSE Liffe US is held by six external investors — Citadel Securities, DRW Investments, Getco, Goldman Sachs, Morgan Stanley and UBS. Under this ownership structure, NYSE Euronext remains the largest shareholder in the entity and consolidates it for financial reporting purposes. NYSE Euronext manages the day-to-day operations of NYSE Liffe US, which operates under the supervision of a separate board of directors and a dedicated chief executive officer.

•

NYSE Amex Options — In June 2011, we completed the sale of a significant equity interest in NYSE Amex Options, one of our two U.S. options exchanges, to seven external investors — Bank of America Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS AG. Under the framework, NYSE Euronext remains the largest shareholder in the entity and manages the day-to-day operations of NYSE Amex Options, which operates under the supervision of a separate board of directors and a dedicated chief executive officer. NYSE Euronext consolidates this entity for financial reporting purposes.

•	NYSE Arca Options — NYSE Arca Options, one of our two U.S. options exchanges, offers electronic order execution in approximately 2,500 options issues.

•	New York Portfolio Clearing — NYPC, our joint venture with DTCC, became operational in 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. NYPC operates under the supervision of a separate board of directors and a dedicated chief executive officer. Our investment in NYPC is treated as an equity method investment. As of December 31, 2011, we had a minority ownership interest in, and board representation on, DTCC.

Products and Services

Trading Platform and Market Structure.    NYSE Liffe’s full service electronic trading platform features an open system architecture which allows users to access our system. Traders commonly access our system via one of the many front-end trading applications that have been developed by independent software vendors, and this has enabled our distribution to grow with widespread adoption around the world. These applications are personalized trading screens that link the user to the market, which allows users to integrate front/back office trading, settlement, risk management and order routing systems. NYSE Liffe’s trading platform has been designed to handle significant order flows and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor. NYSE Liffe expects to complete the migration of its technology to the Universal Trading Platform during the second quarter of 2012 for our European derivatives markets. See “— Information Services and Technology Solutions — Global Technology Group.”

Products Traded.    A wide variety of products are traded on NYSE Liffe and NYSE Liffe US. NYSE Liffe’s core product line is its portfolio of short-term interest rate (“STIR”) contracts, with its principal STIR contracts based on implied forward rates denominated in euro and sterling. Trading volumes in NYSE Liffe’s flagship product in this area, the Euribor Contract, have grown as the euro has increasingly established itself as a global reserve currency. Overall, NYSE Liffe offers a number of derivatives products, including interest rate contracts on a number of currencies, equity futures and options on leading global stocks traded either through LIFFE CONNECT® (shortly to be the Universal Trading Platform) or Bclear (including a wide range of underlyings not listed on NYSE Euronext), index products covering national and international indices and a wide range of soft and agricultural commodity derivatives. NYSE Liffe US offers a variety of futures and options products, including a full suite of fixed income futures that launched in 2011 and clear at NYPC. NYSE Liffe US also successfully migrated the trading and open interest of all existing MSCI-linked stock index futures in the U.S. to its platform during June 2011. We continue to consider and develop new products for our NYSE Liffe US trading platform.

Options.    NYSE Arca and NYSE Amex operate marketplaces for trading options on U.S. exchange-listed securities. The underlying securities are listed on U.S. markets. These option market centers include trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. NYSE Arca’s options business uses a technology platform and market structure designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity. Its market structure allows market makers to access its markets remotely and integrates floor-based participants and remote market makers. NYSE Amex’s options business uses a hybrid model combining both auction-based and electronic trading capabilities that is designed to provide a stable, liquid and less volatile market, as well to as provide the opportunity for price and/or size improvement.

Trading Members.    NYSE Liffe’s and NYSE Liffe US’s trading members are typically proprietary trading firms, dealers and brokers. Trading members can also become liquidity providers. Liquidity providers are able to place several series of bulk quotes in one order, allowing them to send buy and sell orders for many contract months using only one message.

Clearing and Settlement — Europe.    Clearing and settlement of trades executed on Euronext are currently handled by LCH.Clearnet SA (for central counterparty clearing), Euroclear Group (for settlement of cash equities except for Lisbon trades) and Interbolsa (for settlement of Lisbon trades). LCH.Clearnet SA also handles the clearing of the Continental European derivatives of NYSE Liffe. The London derivatives market of NYSE Liffe handles its own clearing, albeit using LCH.Clearnet Limited for certain services. In May 2010, NYSE Euronext announced plans to establish full-service clearing house facilities in Europe from mid-2012 and gave notice to terminate the current out-sourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. During 2011, these termination dates were extended into 2013 by mutual agreement because of, among other things, the changes to NYSE Euronext’s clearing plans as a result of the Proposed Business Combination. Following the announcement of the recently terminated Proposed Business Combination, NYSE Euronext reviewed the strategic options available to it for clearing and has determined to re-launch the project to develop a full service derivatives clearing house in London, which was put on hold during 2011.

LCH.Clearnet SA and Euroclear are independent entities that provide services to Euronext pursuant to contractual agreement. As noted above, on June 16, 2011, an agreement was reached to extend the termination date for the out-sourcing contract with LCH.Clearnet SA in Paris from December 2012 until June 2013 for derivatives and until December 2013 for cash given the discussions around the recently terminated Proposed Business Combination. No termination fees or penalties will be payable.

The clearing arrangements for NYSE Euronext’s London derivatives market of NYSE Liffe have remained unchanged throughout 2011, whereby clearing remains in-sourced via the NYSE Liffe Clearing operation and LCH.Clearnet Limited in London provides certain services under a separate contractual arrangement upon which notice of termination has not been given.

As of December 31, 2011, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors. Interbolsa is one of our wholly-owned subsidiaries. We also have a minority ownership interest in, and board representation on, Euroclear.

Competition

NYSE Liffe and NYSE Liffe US compete with the OTC markets as well as a number of international derivatives exchanges, including the CME Group Inc. and Eurex, which is the derivatives platform operated by Deutsche Börse.

NYSE Liffe US, NYSE Arca and NYSE Amex face considerable competition in derivatives trading. Their principal U.S. competitors are the CME Group Inc., Chicago Board Options Exchange, Inc. (“CBOE”), the International Securities Exchange Holdings, Inc., BATS Global Markets, Inc. (“BATS”), the Boston Options Exchange Group, LLC and the Nasdaq OMX Group, Inc. (“Nasdaq OMX”), as well as startups such as ELX Futures, L.P., backed by a consortium of banks and other market participants.

Cash Trading and Listings

Our Cash Trading and Listings segment consists of our cash trading and listings businesses and includes our subsidiaries the NYSE, Euronext, NYSE Amex, NYSE Arca, NYSE Alternext, NYSE Arca Europe and SmartPool, as well as NYSE Blue and Interbolsa, and our related cash trading market data business.

•

NYSE — In addition to common stock, preferred stock and warrants, the NYSE lists debt and corporate structured products, such as capital securities, mandatory convertibles and repackaged securities (not including ETPs, as defined below), and new types of structured products.

•

Euronext — Euronext’s exchanges list a wide variety of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. All of Euronext’s markets are operated by subsidiaries of Euronext, N.V.

•

NYSE Amex — NYSE Amex, formerly the American Stock Exchange, became part of NYSE Euronext in 2008 and is our U.S. listing venue for emerging growth companies. NYSE Amex also provides a listing venue for a broader class of companies than are qualified for listing on NYSE.

•

NYSE Arca — NYSE Arca is a fully electronic exchange in the United States for equities, exchange traded products (“ETPs”), which include exchange traded funds (“ETFs”), exchange traded notes, exchange traded vehicles, certificates and options.

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

•

SmartPool — SmartPool is a European dark pool dedicated to the execution of institutional order flow. This MTF, created in partnership with NYSE Euronext and three European investment banks (BNP Paribas, HSBC and J.P. Morgan), is operated by NYSE Euronext and has its own dedicated management team in London.

•

BlueNext/NYSE Blue — On February 18, 2011, the formation of the NYSE Blue joint venture was consummated. NYSE Blue is a new global company that is majority owned by NYSE Euronext. NYSE Blue consists of the businesses of APX (headquartered in the New York City region) and BlueNext S.A. (“BlueNext”) (headquartered in Paris). In its environmental unit, NYSE Blue provides infrastructure and services to environmental sponsors and market participants, through its environmental management account for asset and risk management as well as its registry services for renewable energy in the United States and voluntary carbon credits worldwide. Additionally, NYSE Blue operates, through BlueNext, a spot exchange for the European Emissions Trading System, a multi-country, multi-sector greenhouse gas emission trading scheme. In its power unit, NYSE Blue is a provider of hosted power scheduling and settlement services for wholesale power market participants. NYSE Euronext consolidates the results of operations and financial condition of NYSE Blue.

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

Trading Platform and Market Structure.    The NYSE and NYSE Amex markets combine both auction-based and electronic trading capabilities. These markets are intended to emulate, in a primarily automatic execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The markets build on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers’ ability to trade quickly and anonymously. During 2011, we continued to migrate our U.S. exchanges to a single Universal Trading Platform. See — “Information Services and Technology Solutions — Global Technology Group.” Designated Market Makers on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Supplemental Liquidity Providers are a class of high-volume members financially incentivized to add liquidity on the NYSE upon fulfilling quoting requirements. Floor brokers act as agents on the trading floor to handle customer orders.

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

NYSE Arca operates an open, all-electronic stock exchange for trading all U.S. listed securities (in addition to options, as discussed above). NYSE Arca also provides additional listing services for ETPs. NYSE Arca’s trading platform provides customers with fast electronic execution and open, direct and anonymous market access. NYSE Arca operates the Lead Market Maker (“LMM”) program, whereby an LMM functions as the exclusive dedicated liquidity provider in NYSE Arca primary listings. Selected by the issuer, the LMM must meet minimum performance requirements determined by NYSE Arca, which include percentage of time at the national best bid and offer, average displayed size and average quoted spread, and must support the NYSE Arca opening and closing auctions.

Trade Reporting Facility.    We operate a trade reporting facility with FINRA to serve our customers reporting off-exchange trades in all listed national market system (“NMS”) stocks. Our trade reporting facility enhances the range of trading products and services we offer customers and is a reliable and competitively priced venue to report internally executed transactions.

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

Clearing and Settlement — Europe.    As discussed above, clearing and settlement of trades executed on Euronext are currently handled by LCH.Clearnet SA (for central counterparty clearing), Euroclear Group (for settlement of cash equities except for Lisbon trades) and Interbolsa (for settlement of Lisbon cash and derivatives equities). Clearing for trades executed on NYSE Arca Europe takes place on EuroCCP, a London-based subsidiary of DTCC. For SmartPool, trades are cleared by EuroCCP.

Listings.    Through our U.S. listing venues NYSE, NYSE Arca and NYSE Amex, we have developed a market information analytics platform, complimentary to all listed companies, that is a combination of technology-enabled market intelligence insight and a team of highly skilled market professionals. This platform, called the NYSE Market Access Center (“MAC”), was created to provide issuers with better market insight and information across all exchanges and trading venues. This includes services that were either developed by the NYSE using proprietary data and/or intellectual property or built by a third party expressly for NYSE-listed companies. Within this platform all issuers have access to daily trading summaries, a trading alert system highlighting user-defined trading or market events, social and professional networking within the NYSE community, a messaging and communication platform with an NYSE client service team, a website with proprietary trading information and market data, a series of institutional ownership reports, weekly economic updates and regularly scheduled executive educational programming. All issuers listed on the NYSE have access to the NYSE MAC on the same basis. In addition to the NYSE MAC, the NYSE offers tools to certain currently listed issuers on a tiered basis. The NYSE has also developed eGovDirect.com, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements.

Through our European listing venues Euronext and NYSE Alternext, we have developed a broad range of services to meet the needs of Euronext and NYSE Alternext-listed companies. In July 2010, we launched a new London-based regulated securities market, NYSE Euronext London, aimed at attracting international issuers looking to seek a listing on the UK Official List in London. We also offer listed companies ExpertLine, a continuous push and pull communication and information platform that provides listed companies with real-time responses to topics relating to listing and stock trading as well as detailed information on their stocks. Companies listed on Euronext also have access to secure online tools, such as “Mylisting.euronext.com,” a web-based investor relations tool that provides real-time information and data on listed stocks and offers issuer-customized alerts and a range of other services. As part of our executive education, we offer workshops and information sessions to better inform and educate issuers on our new regulations and related legal matters, as well as guidance on investor relations and communication matters. Following the creation of our European Government Affairs department, we have launched an advocacy effort in order to represent the views of our issuers on both a national and European level. As part of this we provide input on reviews of European Union (“EU”) directives and regulations that affect our issuer community.

Indexes and Index Services.    We own and operate benchmark and strategy indexes that measure different segments of the NYSE Euronext and global markets. From time to time, we create new proprietary indexes when added value for market participants is identified or to provide measurement tools for all types of investment categories regardless of listing venue. We have licensed many of our indexes to asset managers for use in ETPs that are listed on our exchanges. We also offer third-party index calculation services for ETFs and other structured products.

Liquidity Aggregation.    We operate the New York Block Exchange through a joint venture with BIDS Holdings, L.P. (an entity owned by a consortium of 12 U.S. broker-dealers). The New York Block Exchange is designed to improve execution quality and access to liquidity in block trading in the United States. The New York Block Exchange is open to all NYSE members and accessible through BIDS Trading, a registered alternative trading system. The New York Block Exchange operates as a facility of the NYSE and is intended to respond to customer needs by creating a highly liquid, anonymous marketplace for block trading, and bring block-size orders back into contact with active traders, algorithms and retail order flow.

European MTFs.    To respond to increasing competition from electronic communications networks following the European Commission Directive 2004/39/EC, we launched European MTFs in 2009. We and our joint venture partners operate SmartPool, a dark MTF for trading pan-European stocks, which currently trades stocks from European markets, including NYSE Euronext’s four national markets. In addition, we operate NYSE Arca Europe, an MTF for trading the most active pan-European stocks that are not already traded on NYSE Euronext’s four national markets. In 2011, we launched a pan-European Multilateral Trading Platform, NYSE BondMatch, an order book-driven bond market dedicated to corporate bonds trading in Europe.

Competition

In the United States, we face significant competition with respect to cash trading, and this competition is expected to intensify in the future. Our current and prospective competitors include regulated markets, electronic communication networks, dark pools and other alternative trading systems, market makers and other execution venues. We also face growing competition from large brokers and customers that may assume the role of principal and act as counterparty to orders originating from retail customers, or by matching their respective order flows through bilateral trading arrangements. We compete with such market participants in a variety of ways, including the cost, quality and speed of trade execution; liquidity; functionality; ease of use and performance of trading systems; the range of products and services offered to trading participants and listed companies; technological innovation; and reputation.

In Europe, we face significant and growing competition from trading services provided by a wide array of alternative off-exchange trading venues. We also face competition from large brokers and customers, who have the ability to divert trading volumes from us. Furthermore, we compete with an array of automated multi-lateral trading platforms, such as BATS, Turquoise Global Holdings Limited and Nasdaq OMX.

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

Our NYSE Blue joint venture competes with a number of international derivatives exchanges in the trading of carbon emission allowances, including the European Climate Exchange (running on ICE systems), Eurex, the CME Group Inc., and Nasdaq OMX.

Information Services and Technology Solutions

Our Information Services and Technology Solutions segment refers to our commercial technology transactions, data and infrastructure businesses. NYSE Euronext operates a commercial technology business, NYSE Technologies Inc. (“NYSE Technologies”), and also owns NYFIX, Inc. (“NYFIX”), a provider of solutions that aims to optimize trading efficiency. NYSE Technologies provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies’ integrated solutions power the trading operations of global financial institutions and exchanges, including non-NYSE Euronext markets in addition to all the exchanges in the NYSE Euronext group. NYSE Technologies operates five businesses: Global Market Data, which offers a broad array of global market information products covering multiple asset classes; Trading Solutions, which creates and implements high performance, end-to-end messaging software and real-time market data distribution and integration products; Exchange Solutions, which provides multi-asset exchange platform services, managed services and expert consultancy; Global Connectivity, which offers a financial transaction network connecting firms and exchanges worldwide; and Transaction Services, which primarily comprises the former NYFIX FIX business, and which incorporates the NYFIX Marketplace and FIX Software businesses.

Products and Services

Global Market Data.    The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make informed trading decisions. The quality of our market data, our collection and distribution facilities, and the ability of traders to act on the data we provide, attract order flow to our exchanges and reinforce our brand. Our primary market data services include the provision of real-time information relating to price, transaction or order data on all of the instruments traded on the cash and derivatives markets of our exchanges. In the United States, market data revenues from core data and non-core data (as discussed below) products are allocated between our Cash Trading and Listings and Information Services and Technology Solutions segments, respectively. In Europe, market data revenues from the distribution of real-time market data are allocated among our three segments.

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

NYSE Real-Time Reference Prices is a data product that enables Internet and media organizations to buy real-time, last sale prices from the NYSE and provide it broadly and free of charge to the public. Google Finance and CNBC were the first organizations to make the product available to the public. NYSE Arca last sale prices are made available through this product. NYSE Arca also makes certain market data available independent of other markets. Through ArcaVision, NYSE Arca provides listed companies, traders and investors with a tailored and customizable means to view detailed market data on particular stocks and market trends. Another data product, ArcaBook, displays the limit order book of securities traded on NYSE Arca in real time. We continue to expand our market data business by accessing new customers for our non-core data products.

The pricing for U.S. market data products is subject to review by the SEC on the basis of whether prices are fair, reasonable and not unfairly discriminatory.

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

NYSE Euronext intends to launch the first phase of a consolidated tape for European equity markets during the first half of 2012. The tape will be available both as a real-time consolidated data feed and as a 15-minute delayed “Tape of Record”, which will be free of charge to all investors and will be made broadly available via the internet and market data vendors. The consolidated tape will contain complete coverage of post-trade equities data from all European regulated exchanges, MTFs, and OTC markets.

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

Our market snapshots service in Europe provides full market overviews — including, among other things, quotes, prices and volumes relating to the full array of financial instruments traded on NYSE Euronext — at fixed times every trading day. Through our Masterfiles service, we offer information on the characteristics of all warrants and certificates for listed securities on NYSE Euronext markets.

Our TradeCheck service is designed to help buy-side and sell-side firms to demonstrate best execution to their customers and regulators. The product is web-based and allows users to perform post trade (T+1) verifications via three services: execution quality analysis, transaction quality analysis and order book replay. TradeCheck encompasses all the main markets of the European Economic Area that are covered by the European Commission Markets in Financial Instruments Directive (“MiFID”).

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

Exchange Solutions.    NYSE Technologies’ Exchange Solutions business provides international exchange clients with platforms to support dynamic, growing markets at the best price points possible, while ensuring market integrity and access to a global network.

Global Connectivity.    NYSE Technologies operates the Secure Financial Transaction Infrastructure (“SFTI”), an expanding physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe. SFTI connects all NMS market centers in the United States and is expanding to link major and emerging markets around the globe. Through this single network, trading firms and investors can connect to real-time information and trading, while financial markets can provide customers with access to their data and execution services regardless of their trading platform or interfaces. Customers gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider.

Transaction Services.    NYSE Technologies’ Transaction Services business offers a wide range of products and services that help to facilitate trading. Community-driven services, FIX Order Routing and Liquidity Discovery are delivered to the NYSE Technologies Marketplace community, consisting of buy- and sell-side trading firms, over fully managed message channels. In addition, Transaction Services provides fully managed services, including a Hosted Transactions Hub solution (managed connectivity) and Risk and Market Access Gateways.

Competition

The market for our commercial trading and information technology services solutions is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for these services to increase both from existing competitors and new market entrants. We compete primarily on the basis of performance of services, return on investment in terms of cost savings and new revenue opportunities for our customers, scalability, ease of implementation and use of service, customer support and price. In addition, potential customers may decide to purchase or develop their own trading and other technology solutions rather than rely on an externally managed services provider like us. See Item 1A—“Risk Factors—Risks Relating to Our Business—We operate in a business environment that continues to experience significant and rapid technological change.”

Our principal competitors with respect to commercial trading and information technology services solutions are Nasdaq OMX, Sungard, Reuters, Bloomberg and other financial technology firms.

Global Technology Group

NYSE Euronext is integrating its technologies globally to establish a single Universal Trading Platform, a multi-market, multi-geography and multi-regulation exchange platform for all NYSE Euronext markets (cash and derivatives in both the U.S. and Europe). This global technology initiative involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and acquisitions. This initiative involves the simplification and convergence of our systems into a single global electronic trading platform system, with equities- and derivatives-specific versions, as well as the implementation of a common customer gateway and market data system to enable market participants globally to access our markets, products and services via a common architecture. We have completed the migration of our European cash market to the Universal Trading Platform. We are currently finalizing the migration of all our remaining markets to the Universal Trading Platform. We commenced the migration of NYSE Liffe, which we expect to complete in the second quarter of 2012 for our European markets. We also continued the migration of the NYSE during 2011. This migration will likely be completed in 2012.

Data Centers

To enhance the capacity and reliability of our systems, we launched two new data centers in Basildon, England, and Mahwah, New Jersey (U.S.). All of the matching engines for our markets in Europe are now consolidated in the Basildon facility, and we completed the migration of our U.S. securities exchanges to the Mahwah facility during the first half of 2011.

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

Intellectual Property

We own the rights to a large number of trademarks, service marks, domain names and trade names in the United States, Europe and in other parts of the world. We have registered many of our most important trademarks in the United States and other countries. We hold the rights to a number of patents and have made a number of patent applications. However, we do not engage in any material licensing of these patents, nor are these patents, individually or in the aggregate, material to our business. We also own the copyright to a variety of material. Those copyrights, some of which are registered, include printed and online publications, websites, advertisements, educational material, graphic presentations and other literature, both textual and electronic. We attempt to protect our intellectual property rights by relying on trademarks, copyrights, database rights, trade secrets, restrictions on disclosure and other methods.

Employees

As of December 31, 2011, we employed 3,077 full-time equivalent employees. Overall, we consider our relations with our employees, as well as our relations with any related collective bargaining units or worker’s councils, to be good.

Financial Information About Segments and Geographic Areas

For financial information regarding our operating and geographic segments, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8 — “Financial Statements and Supplementary Data.”

NYSE Euronext on Corporate Responsibility

We believe in being good corporate citizens by integrating workplace, community, market, and environmental concerns into our business operations and interactions with stakeholders. In doing so, we seek to create long-term benefits for our shareholders, business relationships, customers, employees, constituents, communities, and environment. Our commitment to corporate responsibility is embedded in our corporate guidelines, serves as a framework to ethical decision making and practices, and is inherently apparent in our strategic business initiatives.

We believe that fulfilling our commitment to corporate responsibility demands high ethical standards and a corporate culture that values honesty, integrity, and transparency in all that we do. To contribute to our communities, NYSE Euronext financially supports and motivates its workers to become volunteers in their own communities in the United States and Europe and encourages our employees’ philanthropic activities through matching gift programs. As a company, we are committed to financial literacy and investor education, and we have a number of initiatives in these areas designed to help raise awareness and effect change. NYSE Euronext also has been focused on measuring and improving its environmental impact. In 2010, we became the first global exchange group to become carbon neutral. We have developed a global corporate Environmental Policy to guide and unify these efforts. We also provide the markets with solutions that help to address environmental concerns with investments such as NYSE Blue, which is a market-based carbon-trading solution to curbing emissions. We also are committed to corporate responsibility more broadly, and hold a seat on the Corporate Responsibility Officers Association’s Board of Governors.

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

NYSE, NYSE Arca and NYSE Amex, as SROs, are registered with, and subject to oversight by, the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. These regulatory functions of our U.S. securities exchanges are performed or overseen by NYSE Regulation, Inc. (“NYSE Regulation”) and certain of our regulatory functions are performed by FINRA.

The operations of our U.S. futures exchange, NYSE Liffe US, are subject to extensive regulation by the Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act (“CEA”). The CEA generally requires that futures trading conducted in the United States be conducted on a commodity exchange that is a designated contract market (“DCM”) by the CFTC, subject to limited exceptions. It also establishes non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a DCM, NYSE Liffe US is an SRO that has instituted detailed rules and procedures to comply with the “core principles” applicable to it under the CEA. NYSE Liffe US also has surveillance and compliance operations and procedures performed in part by the National Futures Association, as NYSE Liffe US’s regulatory service provider, to monitor and assist in enforcing compliance with its rules, and we expect that NYSE Liffe US will be periodically reviewed by the CFTC with respect to the fulfillment of NYSE Liffe US’s self-regulatory programs in these areas.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was adopted. Few provisions of the Dodd-Frank Act became effective immediately upon signing and many of its provisions require the adoption of regulations by various federal agencies and departments. Furthermore, the legislation contains substantial ambiguities, many of which will not be resolved until regulations are adopted. As a result, it is difficult to predict all of the effects that the Dodd-Frank Act will have on us, although we do expect it to impact our business in various and significant ways. See Item 1A — “Risk Factors — Risks Relating to Regulation — We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act.”

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

Financial, operational and sales practice oversight of the members of our U.S. securities exchanges is generally conducted by FINRA. In addition, FINRA performs the market surveillance and related enforcement functions for our U.S. securities exchanges, pursuant to an agreement with us, although our U.S. securities exchanges retain ultimate regulatory responsibility for the regulatory functions performed by FINRA under that agreement. NYSE Regulation, which is an indirect not-for-profit subsidiary of NYSE Euronext, oversees FINRA’s performance of these services; enforces listed company compliance with applicable standards; oversees regulatory policy determinations, rule interpretation and regulation related rule development; and conducts limited real-time monitoring of trading activity on the facilities of our U.S. securities exchanges.

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

Structure, Organization and Governance of NYSE Regulation.    We have an agreement with NYSE Regulation to provide it adequate funding to allow it to perform or oversee, as applicable, the regulatory functions of our U.S. securities exchanges. NYSE Regulation can levy fines on members on behalf of our

U.S. securities exchanges as part of disciplinary action. Income from fines is used only to fund non-compensation expenses of NYSE Regulation. The use of fine income by NYSE Regulation is subject to specific review and approval by the NYSE Regulation board of directors. No regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to any entity other than NYSE Regulation.

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

To reduce the conflicts that can arise from “self listing,” NYSE Regulation is responsible for all listing compliance decisions with respect to NYSE Euronext’s listing on the NYSE. In addition, NYSE Regulation prepares for its board of directors quarterly reports summarizing its monitoring of NYSE Euronext’s compliance with NYSE listing standards, and its monitoring of the trading of NYSE Euronext’s common stock and derivatives thereof on U.S. exchanges. A copy of these reports must be forwarded to the SEC. In addition, NYSE rules require an annual review by an independent accounting firm to ensure that NYSE Euronext is in compliance with the listing requirements, and a copy of this report must be forwarded to the SEC.

Europe

Euronext operates exchanges in five European countries. Each of the Euronext exchanges and Euronext N.V. holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the finance ministry in the relevant European country. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to a memorandum of understanding relating to the regulated markets. Representatives of Euronext’s regulatory authorities meet in working groups on a regular basis to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulatory requirements.

The integration of Euronext’s trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext’s cash and derivatives markets, which contains a set of harmonized rules and a set of exchange-specific rules.

Regulation of Euronext

The regulatory framework in which Euronext operates is substantially influenced and partly governed by European directives. In November 2007, MiFID went into effect. MiFID is one of the key directives of the Financial Services Action Plan (“FSAP”), which was adopted by the EU in 1999 in order to create a single market for financial services by harmonizing the member states’ rules on securities, banking, insurance, mortgages, pensions and all other financial transactions. The progressive implementation by European member states of the FSAP directives has enabled and increased the degree of harmonization of the regulatory regime for financial services, offering, listing, trading and market abuse. Regulators in Europe are currently reviewing issues related to market structure and financial regulation. In addition, in October 2011, the European Commission proposed significant amendments to MiFID related to, among other things, the clearing process. These proposals are still under consideration. See Item 1A—”Risk Factors—Risks Relating to Regulation—We may be adversely affected by significant proposed European Union financial reforms.”

At the time that Euronext was formed in 2000, Euronext N.V., together with Euronext Amsterdam, received a joint exchange license from the Dutch authorities to operate regulated markets, which means that Euronext N.V. is subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, or “AFM”). Powers of the Dutch Minister of Finance and the AFM include a veto or approval rights over (i) the direct or indirect acquisition of more than 10% of the shares in a market operator, (ii) the appointment of the policy makers of the market operators, (iii) any mergers, cross-shareholdings and joint ventures and (iv) any actions that may affect the proper operation of the Dutch exchanges.

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

•

LIFFE Administration and Management operates two regulated markets: a derivatives market (the London International Financial Futures and Options Exchange, i.e., the London market of NYSE Liffe) and NYSE Euronext London. Through the NYSE Liffe Clearing transaction, the London market of NYSE Liffe became the central counterparty to trades on its market.

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

Euronext Brussels

Euronext Brussels is governed by, and recognized as a market undertaking under, the Belgian Act of August 2, 2002. Pursuant to the Act, the Financial Services and Markets Authority (“FSMA”) is responsible for disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers. Euronext Brussels is responsible for the organization of the markets and the admission, suspension and exclusion of members, and has been appointed by law as a “competent authority” within the meaning of the Listing Directive.

Euronext Lisbon

Euronext Lisbon is governed by the Portuguese Decree of Law no. 357-C/2007, which, along with the Portuguese Securities Code and regulations of the Comissão do Mercado de Valores Mobilários (“CMVM”), govern the regime for regulated markets and multilateral trading facilities (as described under the MiFID regime), market operators and all companies with related activities in Portugal. The creation of regulated market companies requires prior authorization in the form of a decree from the Portuguese Minister of Finance, following consultation with the CMVM. The CMVM is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings.

Euronext Paris

Euronext Paris is subject to the French Monetary and Financial Code, which authorizes the French Minister of Finance to confer and revoke regulated market status upon the recommendation of the Autorité des Marchés Financiers (“AMF”) and following an opinion from the Autorité de Contrôle Prudentiel (“ACP”).

Euronext Paris is also subject to French banking legislation and regulations as a specialized financial institution, which means that it is subject to supervision by the ACP. Euronext, as the indirect parent of Euronext Paris for purposes of banking regulations, is also subject to certain reporting and statutory requirements, including those relating to minimum solvency and other ratios and minimum equity requirements.

LIFFE Administration and Management

LIFFE Administration and Management (the operator of the London market of NYSE Liffe) administers the markets for financial and commodity derivatives in London and also administers and operates NYSE Euronext London, both of which are currently overseen by the U.K. Financial Services Authority (“FSA”). In the United Kingdom, financial services legislation comes under the jurisdiction of Her Majesty’s Treasury, while responsibility for overseeing the conduct of regulated activity rests with the FSA. LIFFE Administration and Management is designated as a self-clearing recognized investment exchange pursuant to the U.K. Financial Services and Markets Act 2000.

Other UK Regulated Firms

LIFFE Services Ltd. is regulated by the FSA as a service company. Smartpool Limited is an MTF regulated by the FSA.

Listing and Financial Disclosure

Companies seeking to list and trade their securities on a Euronext market must comply with the harmonized listing requirements of Rulebook I and, following admission, with the ongoing disclosure requirements set forth by the competent authority of their home member state. Companies may apply for admission to listing in one or more jurisdictions in which a Euronext market is located. Since the introduction of the Single Order Book, the liquidity of the multi-listed companies in Amsterdam, Brussels and Paris is concentrated as each such company is given a single security code regardless of where it is listed. However, a single point of entry for issuers allows investors from other Euronext countries to have access to the order book for trading purposes. The settlement processes may still differ among the various Euronext markets, but are being integrated and harmonized within the Euroclear group settlement systems, with the exception of the Portuguese market for which settlement activities will continue to be performed by Interbolsa.

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

Market surveillance and monitoring are implemented through a two-step process consisting of real-time market surveillance and post-trade (i.e., “next day”) analysis of executed trades. Real-time monitoring of the markets is performed by Cash Market Operations and, for derivatives markets, by NYSE Liffe Market Services. Suspected cases of market abuse are reported to the relevant regulator and possible infringements of Euronext rules are reported to the Market Integrity Department of Euronext. Post-trade monitoring is undertaken by the Market Integrity Department in respect of the cash and continental derivatives markets and by the Audit, Investigation and Membership Unit (“AIM”) in respect of the London derivatives market. Both departments have monitoring tools that are used to detect and deter particular types of abusive behavior and to conduct audits of member firms. The Market Integrity Department and AIM are also responsible for the conduct of on-site member inspections and investigations, and handle infringements of Euronext rules through enforcement actions.

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

•

Under Belgian law, any person who intends to acquire securities in a market undertaking and who would, as a result of such acquisition, hold directly or indirectly 10% or more of the share capital or of the voting rights in that market undertaking, must provide prior notice to the Commission Bancaire, Financière et des Assurances. The same obligation applies each time such person intends to increase its ownership by an additional 5%.

•

Under Portuguese law, a shareholder who intends to acquire, directly or indirectly, a dominant holding in a Portuguese market operator must obtain the prior authorization of the Portuguese Ministry of Finance. In addition, all entities acquiring or disposing of a holding (direct or indirect) in a market undertaking in Portugal at the level of 2%, 5%, 10%, 15%, 20%, 33 1/3%, 50%, 66 2/3% and 90% of the voting rights, must notify the CMVM of the acquisition or disposal within four business days following the relevant transaction.

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

Our current and prospective competitors are numerous and include both traditional and nontraditional trading venues. These include regulated markets, electronic communications networks and other alternative trading systems, multilateral trading facilities, market makers, banks, brokers and other financial market participants. Some of these competitors are also among our largest customers. We also face significant and growing competition from financial institutions that have the ability to divert trading volumes from us. For example, banks and brokers may assume the role of principal and act as counterparty to orders originating from their customers, thus “internalizing” order flow that would otherwise be transacted on one of our exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their order flows, depriving our exchanges of potential trading volumes. We expect to face competition from new entrants into our markets, as well as from existing market participants such as banks and liquidity providers who sponsor new initiatives.

We compete with other market participants in a variety of ways, including the cost, quality and speed of trade execution, market liquidity, functionality, ease of use and performance of trading systems, the range of products and services offered to customers and listed companies, and technological innovation and reputation. Additionally, our competitors may consolidate and form alliances, which may give their markets greater liquidity, lower costs and better pricing than we will be able to offer, and allow them to better leverage their relationships with customers and alliance partners or better exploit brand names to market and sell their services.

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

During 2010, 2011, and the first months of 2012, European countries such as Greece, Ireland, Portugal, Italy and Spain have been particularly affected by the recent financial and economic conditions. The EU, the European Central Bank and the International Monetary Fund have prepared rescue packages for some of the affected countries. Other Euro-zone countries have been forced to take actions to mitigate similar developments in their economies. We cannot predict with any certainty the consequences of these packages, other rescue plans or proposed actions, but their failure could adversely affect our business, results of operations, cash flows and financial condition.

Risks Relating to Our Business

Our share of trading in NYSE- and Euronext-listed securities has declined and may continue to decline.

As a result of increasing competition, including from nontraditional trading venues and other competitors that are also among our largest customers, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 36% in 2010 to 35% in 2011. Our market share of Euronext-listed securities declined from approximately 73% in 2010 to 65% at the end of 2011. MTFs offer trading in the securities listed on Euronext and other European regulated markets and compete directly with us for market share. Although our share of the market for NYSE- and Euronext-listed securities has stabilized somewhat, if our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. Similarly, a lower trading share of NYSE- or Euronext-listed securities may cause issuers to question the value of an NYSE or Euronext listing, which could adversely impact our listing business. If growth in our overall trading volume of NYSE- or Euronext-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in NYSE- or Euronext-listed securities makes the NYSE or Euronext market appear less liquid, then our business, financial condition and operating results could be adversely affected.

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

Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. Our financial condition and operating results are also dependent upon the success of our Information Services and Technology Solutions segment, which, in turn, is directly dependent on the commercial well-being of our customers. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. We have no direct control over these variables. Instead, these variables are influenced by economic, political and market conditions in the United States, Europe and elsewhere in the world that are beyond our control, including those described under “— Risks Relating to Our Industry — Adverse economic conditions could negatively impact our business, financial condition and operating results” and factors such as:

•	broad trends in business and finance, including industry-specific circumstances, capital market trends and the mergers and acquisitions environment;

•	terrorism and war;

•	concerns over inflation and the level of institutional or retail confidence;

•	changes in government monetary policy and foreign currency exchange rates;

•	the availability of short-term and long-term funding and capital;

•	the availability of alternative investment opportunities;

•	changes in the level of trading activity;

•	changes and volatility in the prices of securities;

•	changes in tax policy (including transaction tax);

•	the level and volatility of interest rates;

•	legislative and regulatory changes, including the potential for regulatory arbitrage among regulated and unregulated markets if significant policy differences emerge among markets;

•	the perceived attractiveness, or lack of attractiveness, of the U.S. or European capital markets;

•	the outbreak of contagious disease pandemics or other public health emergencies in the regions in which we operate, which could decrease levels of economic and market activities; and

•	unforeseen market closures or other disruptions in trading.

If levels of activity on our exchanges are adversely affected by any of the factors described above or other factors beyond our control, then our business, financial condition and operating results could also be adversely affected.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-life intangible assets are tested for impairment at least annually, and are also tested when factors arise that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, such as a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our businesses. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impairment of Goodwill, Intangible Assets and Other Assets.” If impairment charges are incurred, our financial condition and operating results could be adversely affected.

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

We cannot be sure that we will complete any business combination, acquisition, partnership, joint venture or strategic investment or alliance that we announce. Completion of these transactions is usually subject to closing conditions, including regulatory approvals, over which we have limited or no control. See, for example, Item 1 — “Business — Terminated Business Combination” for a discussion of our recently terminated Business Combination Agreement with Deutsche Börse.

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

We have also expanded into the commercial technology business through our Information Services and Technology Solutions segment as a part of our business strategy. Our experience in this line of business is limited and demand and market acceptance for our products and services within this line of business will be subject to a high degree of uncertainty and risk and we may be unable to compete successfully with more experienced market participants.

Our business may be adversely affected by risks associated with clearing activities.

Our U.K.-regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsources certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the continuing market turmoil, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default. See Item 1 — “Business — Derivatives — NYSE Liffe Clearing.”

We also entered into a joint venture with the DTCC to establish NYPC, which became operational in the first quarter of 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. We have agreed to make up to a $50 million financial guarantee as an additional contribution to the NYPC default fund, of which $25 million had been contributed as of December 31, 2011 and is held in escrow by NYPC, and will face clearing risks similar to those we face with respect to NYSE Liffe Clearing.

We may also in the future expand our clearing operations to other markets and financial products, which would increase our exposure to these types of risks. For example, in May 2010, we announced plans to commence clearing our European securities and derivatives business through new, purpose-built clearing facilities, having given notice to terminate the current out-sourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. Although these standalone NYSE Euronext clearinghouse development plans were put on hold following the announcement of the recently terminated Proposed Business Combination, we have re-launched this project and are reviewing the strategic options available to develop these clearing facilities. We have reached an agreement to extend the termination date for the out-sourcing contract with LCH.Clearnet SA in Paris from December 2012 until June 2013 for derivatives and until December 2013 for cash, but if we are unsuccessful in building out these standalone clearing facilities in a timely, effective or efficient manner prior to the termination of our existing out-sourcing contract, our business, financial condition and operating results could be materially adversely affected.

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

The adoption of new technologies or market practices may require us to devote significant additional resources to improve and adapt our services. For example, the growth of algorithmic and so called “black box trading” requires us to increase systems and network capacity to ensure that increases in message traffic can be accommodated without an adverse effect on system performance. Keeping pace with these ever-increasing requirements can be expensive, and we cannot be sure that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could adversely affect our business, financial condition and operating results. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed related revenues and reduce our working capital and income.

Our reliance on third parties could adversely affect our business if these third parties cease to perform the functions that they currently perform at NYSE Euronext.

We rely on third parties for certain clearing, regulatory and other services. For example, we are dependent on LCH.Clearnet to provide a clearing guarantee and manage related risk functions in connection with clearing on our European cash and derivatives markets. We also rely on the services of Euroclear for settling transactions on our European cash markets (except in Portugal). FINRA performs the market surveillance and enforcement functions for our U.S. equities and options markets: NYSE, NYSE Arca and NYSE Amex. Although NYSE Regulation oversees FINRA’s performance of regulatory services for our markets, and NYSE Regulation has retained staff associated with such responsibility as well as for rule development and interpretations, regulatory policy, oversight of listed issuers’ compliance with applicable listing standards and real-time stockwatch reviews, we are significantly reliant on FINRA to perform these regulatory functions. We also depend on the Consolidated Tape Association to oversee the dissemination of real-time trade and quote information in NYSE- and NYSE Amex-listed securities. To the extent that any of these third parties experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

We also rely on members of our trading community to maintain markets and add liquidity, and in general, our business depends in part on the roles and activities conducted by other market participants, including but not limited to issuers, broker-dealers and other financial institutions. See “—Risks Relating to Our Industry—Adverse economic conditions could negatively impact our business, financial condition and operating results.” Global market and economic conditions have been difficult and volatile in recent years, in particular for financial services companies. To the extent that any of our largest members, or other significant market participants on which we rely, experiences difficulties, materially changes their business relationship with us, is unable to satisfy any financial or other obligation owed to us, or is unable for any reason to perform their market function, our business or our reputation may be materially adversely affected.

Insufficient systems capacity and systems failures could adversely affect our business.

Our business depends on the performance and reliability of complex computer and communications systems. Heavy use of our platforms and order routing systems during peak trading times or at times of unusual market volatility could cause our systems to operate slowly or even to fail for periods of time. Our U.S. systems capacity requirements could grow significantly in the future as a result of a variety of factors, including changes in the NYSE market and continued growth in our options trading business. Our failure to maintain systems or to ensure sufficient capacity may also result in a temporary disruption of our regulatory and reporting functions.

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

We own or license rights to a number of trademarks, service marks, trade names, copyrights and patents that we use in our business, including rights to use certain indexes as the basis for equity index derivatives products traded on our futures markets. To protect our intellectual property rights, we rely on a combination of trademark laws, copyright laws, patent laws, trade secret protection, confidentiality agreements and other contractual arrangements with our affiliates, customers, strategic investors and others. The protective steps taken may be inadequate to deter misappropriation of our intellectual property. We may be unable to detect the unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Failure to protect our intellectual property adequately could harm our reputation and affect our ability to compete effectively. Further, defending our intellectual property rights may require significant financial and managerial resources, the expenditure of which may adversely affect our business, financial condition and operating results.

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

Many aspects of our business involve litigation risks. These risks include, among others, potential liability from disputes over terms of a securities trade or from claims that a system or operational failure or delay caused monetary losses to a customer, as well as potential liability from claims that we facilitated an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. Although aspects of our business are protected by regulatory immunity, we could nevertheless be exposed to substantial liability under U.S. federal and state laws and court decisions, laws and court decisions in the other countries where we operate, as well as rules and regulations promulgated by the SEC, CFTC or European and other regulators. We could incur significant expenses defending claims, even those without merit. In addition, an adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. For a discussion of certain legal claims against us, see Item 8 — “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 16 — Commitments and Contingencies — Legal Matters.”

Perceptions about the legal and regulatory environment in the United States may make it difficult for us to compete with non-U.S. exchanges.

Our U.S. exchanges compete for listings of securities of both U.S. and non-U.S. companies. However, the legal and regulatory environment in the United States, and market perceptions about that environment, may make it difficult for our U.S. exchanges to compete with non-U.S. exchanges for listings. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. companies with securities listed on a U.S. exchange. Significant resources are necessary for companies to comply with the requirements of the Sarbanes-Oxley Act, and we believe this has had an adverse impact on the ability of our U.S. exchanges to attract and retain listings. Furthermore, as described under “— Risks Relating to Regulation — We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act,” the Dodd-Frank Act imposes new corporate governance requirements on U.S. listed companies, which may diminish the relative attractiveness of a listing on a U.S. exchange and adversely affect the ability of our U.S. exchanges to attract and retain listings. The number of U.S. companies that have chosen to list shares exclusively on a non-U.S. exchange has increased in recent years. At the same time, both U.S. and non-U.S. companies are increasingly seeking to access the U.S. capital markets through private transactions that do not involve listing on a U.S. exchange, such as through Rule 144A transactions directed exclusively to mutual funds, hedge funds and other large institutional investors.

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

Securities and derivatives markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	quarterly variations in our results of operations or the results of operations of our competitors;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates or ratings downgrades;

•	the announcement of new products or service enhancements by us or our competitors;

•	announcements related to litigation;

•	potential acquisitions by us of, or of us by, other companies;

•	developments in our industry; and

•	general economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

Risks Relating to Regulation

We operate in a highly regulated industry and may be subject to censures, fines and other legal proceedings if we fail to comply with our legal and regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation. The securities industry is subject to extensive governmental regulation and could become subject to increased regulatory scrutiny. As a matter of public policy, these regulations are designed to safeguard the integrity of the securities and other financial markets and to protect the interests of investors in those markets. The SEC and CFTC regulate our U.S. exchanges and have broad powers to audit, investigate and enforce compliance with their rules and regulations and impose sanctions for non-compliance. European regulators have similar powers with respect to our exchanges in their respective countries. As the scope of our business expands, we may also become subject to oversight by other regulators. In addition, as described below, there has been and may continue to be increasing demand for more regulation and stricter oversight, which could cause excessive regulatory burdens. Our ability to comply with applicable laws and rules will largely depend on our establishment and maintenance of appropriate systems and procedures, as well as our ability to attract and retain qualified personnel.

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

We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

The Dodd-Frank Act, which was signed into law in July 2010, introduced significant changes in U.S. financial legislation. Few provisions of the Dodd-Frank Act became effective immediately upon signing and many of its provisions require the adoption of regulations by various federal agencies and departments. Furthermore, the legislation contains substantial ambiguities, many of which will not be resolved until regulations are adopted. As a result, it is difficult to predict all of the effects that the legislation will have on us. But we do expect it to affect our business in various and potentially significant ways. For example:

•

NYPC, our joint venture derivatives clearing organization that became operational in the first quarter of 2011, is subject to heightened prudential standards adopted by the CFTC and may eventually be subject to additional risk management standards prescribed by the CFTC in consultation with the Financial Stability Oversight Council and the Federal Reserve for systemically important financial market utilities. Such heightened regulatory oversight could result in NYPC incurring increased costs.

•

Certain of our subsidiaries that today are recognized but not directly regulated in the U.S. will be required to register with the CFTC. The Dodd-Frank Act requires the CFTC to adopt position limits on the trading of certain futures, options on futures and swaps contracts and requires the SEC to establish position limits for security-based swaps as necessary. These products may trade today or in the future on the facilities of certain of our subsidiaries. Such position limits could cause market participants to change their trading behavior and could result in our experiencing a loss of transaction-based revenue. On November 18, 2011, the CFTC finalized a rule to impose such position limits. However, the rule is contingent on certain yet-to-be finalized definitions. Additionally, the CFTC rule is the subject of a pending lawsuit.

•

The Dodd-Frank Act also provides regulators, such as the SEC, with enhanced examination and enforcement authorities, which could result in our regulated subsidiaries incurring increased costs to respond to examinations or other regulatory inquiries.

•

The Dodd-Frank Act imposes new corporate governance requirements on U.S.-listed companies, which may diminish the relative attractiveness of a listing on a U.S. exchange and adversely affect the ability of our U.S. exchanges to attract and retain listings.

•

Section 619 of the Dodd-Frank Act requires a group of regulatory agencies to jointly issue a rule (known as the Volcker Rule) that would, among other things, ban federally insured depository institutions (banking institutions) from conducting any proprietary trading. However, as proposed, there has been increased concern that although there is an exemption for banking institutions who conduct market making activities, the exemptions are too narrowly defined and may have the impact of decreasing the level of market making conducted by banking institutions. It is currently unclear as to the precise timing of any final rules, but if not adopted in a thoughtful manner, we believe these rules could have an adverse economic impact on the U.S. equity markets broadly and NYSE Euronext’s U.S. equity exchanges.

Market participants may change their behavior in response to new requirements and regulations under the Dodd-Frank Act. We are highly dependent upon the levels and nature of activity on our exchanges, in particular the volume of financial instruments traded, the number of traders in the market, the relative attractiveness of the financial instruments traded on our exchanges and similar factors. To the extent that legislative changes pursuant to the Dodd-Frank Act cause market participants to reduce the levels or restrict the nature of their activity on our exchanges, our business, financial condition and operating results may be adversely affected.

Furthermore, our U.S. exchanges compete for listings of securities of both U.S. and non-U.S. companies. If the Dodd-Frank Act adversely affects the legal and regulatory environment surrounding the markets we operate, or the market perceptions thereof, it may make it difficult for our U.S. exchanges to compete with exchanges or other trading platforms in non-U.S. jurisdictions.

We may be adversely affected by significant proposed European Union financial reforms.

The European Commission has proposed or is considering a number of potentially significant reforms, creating uncertainties for our European cash, listings and derivatives businesses, including our clearing operations, which may be substantially affected by changes in European regulations. We cannot predict when, or if, these reforms will be adopted, or whether they will be adopted as proposed. If some or all of the proposals are adopted, market participants may change their behavior in response. To the extent that regulatory changes cause market participants to reduce the levels or restrict the nature of their activity on our European exchanges or clearing operations, our business, financial condition and operating results may be adversely affected. Furthermore, if any of the pending European legislation adversely affects the legal and regulatory environment surrounding the markets we operate, or the market perceptions thereof, it may make it difficult for our European exchanges to compete with exchanges or other trading platforms in non-European jurisdictions.

In October 2011, the European Commission proposed significant amendments to MiFID, the Markets in Financial Instruments Directive, which governs most of Euronext’s day-to-day activities as a market operator. The proposed measures would implement changes in the clearing process, including open access provisions for central counterparties (“CCPs”) and exchange platforms in respect of exchange-listed products, which could have a material adverse effect on our clearing operations due to increased regulation and costly operational requirements. In addition, as proposed, the changes in the trading process would introduce a de facto market making obligation on firms running algorithmic trading strategies by requiring them to post continuous orders during a trading day, thereby posting permanent quotes. This market making obligation could expose such firms to market risk on a continuous basis. As a result, they could shift trading away from our markets, which may decrease our revenue from trading and clearing operations, or they could assume additional financial risk, which may expose us to increased credit risk as their CCP counterparty.

Additional proposals would extend MiFID’s transparency requirements for cash equity securities to certain other securities, including bonds, derivatives and structured finance products, and would introduce position limits that would restrict the amount of commodities that could be traded on our platform. The proposed measures would also require us to make certain information regarding benchmarks over which we have intellectual property rights, such as an equity index, available to any CCP or trading venue wishing to clear or provide a trading service in derivatives based on that benchmark. If adopted, these and other proposed measures may make listing the affected securities on our exchanges less attractive for issuers, impose restrictions on what we can list, or increase competition for our indexed products, any of which could adversely affect our business.

Also in October 2011, the European Commission published its proposed review of the Market Abuse Directive, including a proposed Market Abuse Regulation (“MAR”) that would expand the scope of the Market Abuse Directive to cover, for the first time, different trading systems, financial instruments and technological developments, notably algorithmic trading and high frequency trading. The proposed changes would monitor the interaction between spot markets and derivative markets, including commodity markets, and address potential sources of abuse and manipulation between them, including through provisions allowing member states to introduce criminal sanctions for market abuse offenses. These changes, if adopted, could lead to increased regulation and operational requirements for our European markets.

Liquidity contracts are a key part of the trading landscape in some European countries, notably France and the Netherlands. A liquidity contract is a contract between an issuer and a financial institution in which the institution uses funds provided to it by the issuer to trade in the issuers’ shares to maintain liquidity. Provided an exemption from market abuse legislation, the contracts are usually subject to clear frameworks limiting their scope to the exact objectives of the liquidity contract. The proposed changes would remove the exemption, which, if adopted as proposed, could materially affect our European markets through loss of liquidity provider agreements and reduced liquidity.

As a final example, in September 2011, the European Commission proposed a Financial Transaction Tax in the EU. As proposed, a tax of 0.1% for stocks and bonds and 0.01% for derivatives would cover secondary trades in, among other things, capital market securities, money market instruments and derivatives used for investment purposes, including currency derivatives and commodity derivatives, irrespective of whether the trades were made in the regulated markets, multilateral trading facilities or OTC. The tax would also cover tradable securities or other financial instruments offered through securitization. EU Member States would have the flexibility to set higher tax rates, which could lead to different tax rates applying throughout the EU. The proposed tax, if approved, may make listing the affected securities on an exchange less attractive for issuers and may make it difficult for our European exchanges to compete with exchanges in other jurisdictions. The proposed tax, if adopted as proposed, could also reduce the liquidity and market efficiency of the European capital markets.

These and other potentially significant reforms in Europe could have a material adverse effect on our business and cash flows, financial condition and results of operations.

Changes to the regulators and agencies governing European financial markets could adversely affect our business.

A number of changes in the regulators and agencies governing European financial markets have been enacted or proposed. In 2010, the UK Government announced plans to reform the UK regulatory regime by abolishing the Financial Services Authority and replacing it with two regulators, one covering prudential risks and the other conduct of business matters. Accordingly, from the end of 2012, the new Financial Conduct Authority will be the primary regulator of NYSE Liffe, our London trading market, and the Bank of England will be the primary regulator of our London-based clearing activities. In addition, three new independent European agencies have been created to regulate the financial markets, banking and insurance industries, with the mandate of contributing to the stability of the EU’s financial system by ensuring the integrity, transparency, efficiency and orderly functioning of securities markets, as well as by enhancing investor protection. In particular, the new European Securities Markets Authority is intended to foster supervisory convergence both among national securities regulators and across financial sectors by working closely with the other competent European Supervisory Authorities.

Until any such changes take effect, we cannot estimate what effect they will have on the oversight and operation of our European market, clearing and other operations, but we do expect it to affect our business, potentially leading to increased regulation and oversight of our operations and the European capital markets generally.

We may face competitive disadvantages if we do not receive necessary or timely regulatory approvals for new business initiatives.

We currently operate three U.S.-registered national exchanges and one DCM. Pursuant to U.S. laws and regulations, these exchanges are responsible for regulating their member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of their member organizations and the individuals associated with them. Changes to the rules of the U.S.-registered securities exchanges are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our U.S. exchanges, to the extent affecting the activities of these exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our U.S. exchanges’ organizational documents or rules.

We also operate exchanges in France, Belgium, Portugal, the Netherlands and the United Kingdom. Regulators in each of these countries regulate exchanges through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of such exchanges and individuals associated with them. All of our initiatives in these jurisdictions with regulatory implications must be approved by the relevant authorities in each of these countries, as well as by the coordinating bodies set up under the Euronext regulators’ memoranda of understanding. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our European exchanges, to the extent affecting the activities of these exchanges, may also require approvals. We may from time to time seek to engage in new business activities, some of which may require changes to our European exchanges’ organizational documents or rules.

Any delay or denial of a requested approval could cause us to lose business opportunities, harm our ability to integrate our different markets or impede our ability to change our governance practices. Our competitive position could be significantly weakened if our competitors are able to obtain regulatory approval for new functionalities faster, or with less cost or difficulty, than we are, or if approval is not required for our competitors but is required for us. For instance, we may be adversely affected if we are unable to obtain SEC approval to make permanent our New Market Model pilot program, which includes the creation of designated market makers. Competitors that are not registered exchanges are subject to less stringent regulation. In addition, as we seek to expand our product base, we could become subject to oversight by additional regulatory bodies.

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

In addition, in connection with obtaining regulatory approval of the merger between NYSE and Euronext, we implemented certain special arrangements consisting of two standby structures, one involving a Dutch foundation and one involving a Delaware trust. The Dutch foundation is empowered to take actions to mitigate the adverse effects of any potential changes in U.S. law that have certain extraterritorial effects on the European regulated markets of NYSE Euronext, and the Delaware trust is empowered to take actions to ameliorate the adverse effects of any potential changes in European law that have certain extraterritorial material effects on our U.S. exchanges. These actions include the exercise by the foundation or the trust of potentially significant control over our European or U.S. operations, as the case may be. Although the Dutch foundation and the Delaware trust are required to act in our best interest, subject to certain exceptions, and any remedies implemented may be implemented only for so long as the effects of the material adverse application of law persist, we may, as a result of the exercise of such rights, be required to transfer control over a substantial portion of our business and assets to the direction of the trust or the foundation. Any such transfer of control could adversely affect our ability to implement our business strategy and operate on an integrated and global basis, which could adversely affect our business, financial condition and operating results.

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

Pursuant to an agreement with us, FINRA performs market surveillance and related enforcement functions for our U.S. equities and options markets: NYSE, NYSE Arca and NYSE Amex. NYSE Regulation oversees FINRA’s performance of these regulatory services for our markets, enforces listed company compliance with applicable standards, oversees regulatory policy determinations, rule interpretation and regulation-related rule development, and conducts limited real-time trading reviews. NYSE, NYSE Arca and NYSE Amex are required to allocate significant resources to NYSE Regulation and FINRA. In addition, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. The obligation to fund NYSE Regulation and the regulatory functions performed by FINRA for our markets could limit our ability to reduce our expense structure, and could limit our ability to invest in or pursue other opportunities that may be beneficial to our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES

Our headquarters are located in New York City, at 11 Wall Street, and in Paris, France, at 39 Rue Cambon. Euronext’s registered office is located at Beursplein 5, 1012 JW Amsterdam, the Netherlands. In total, we maintain approximately 2.6 million square feet in offices throughout the United States, Europe and Asia. Our principal offices, used by all of our segments, consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
11 Wall Street, New York, New York	Owned	N/A	370,000 sq. ft.
100 Wall Street, New York, New York	Leased	2014	76,850 sq. ft.
20 Broad Street, New York, New York	Leased	2016	293,100 sq. ft.	(1)
Mahwah, New Jersey	Leased	2029	395,900 sq. ft.
5 Beursplein, Amsterdam, the Netherlands	Owned	N/A	130,500 sq. ft.	(2)
39 Rue Cambon, Paris, France	Leased	2015	145,500 sq. ft.
1 Cousin Lane, London, United Kingdom	Leased	2022	91,000 sq. ft.
1 Place de la Bourse/Beursplein, Brussels, Belgium (3)	Leased	2093	127,600 sq. ft.
196 Avenida da Liberdade, Lisbon, Portugal	Leased	2015	13,000 sq. ft.
Basildon, United Kingdom	Owned	N/A	315,000 sq. ft.

(1)	Does not include approximately 89,000 sq. ft. leased to third parties.

(2)	Does not include approximately 25,000 sq. ft. leased to third parties.

(3)

Property information as of December 31, 2011. Effective January 1, 2012, we entered into a new lease with respect to this property, the term of which is ten years with two five-year renewal options. The size of this leased property will be approximately 20,000 sq. ft.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in Chicago, London and Northern Ireland. We believe the facilities we own or occupy are adequate for the purposes for which they are currently used and are well-maintained.

ITEM 3.	LEGAL PROCEEDINGS

See Item 8 — “Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements — Note 16 — Commitments and Contingencies — Legal Matters,” which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF NYSE EURONEXT

Set forth below is information regarding our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors.

Name	Age	Title
Duncan L. Niederauer	52	Chief Executive Officer and Director
Dominique Cerutti	51	President and Deputy Chief Executive Officer
Lawrence E. Leibowitz	51	Chief Operating Officer
Michael S. Geltzeiler	53	Group Executive Vice President and Chief Financial Officer
Roland Gaston-Bellegarde	50	Group Executive Vice President and Head of European Execution
Philippe Duranton	51	Group Executive Vice President and Global Head of Human Resources
Garry P. Jones	53	Group Executive Vice President and Head of Global Derivatives
John K. Halvey	51	Group Executive Vice President and General Counsel
Claudia O. Crowley	56	Chief Executive Officer of NYSE Regulation, Inc.

Duncan L. Niederauer.    Mr. Niederauer was appointed chief executive officer and director of NYSE Euronext, effective December 1, 2007, after joining NYSE Euronext in 2007 as a member of the management committee. Mr. Niederauer also serves on the boards of NYSE Group and Euronext N.V. Mr. Niederauer was previously a partner at The Goldman Sachs Group, Inc. (United States) (“GS”) where he held many positions, among them, co-head of the Equities Division execution services franchise and the managing director responsible for Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg L.P.). Mr. Niederauer joined GS in 1985. Mr. Niederauer currently serves on the boards of Colgate University, Operation Hope and the Congressional Medal of Honor Foundation.

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

Lawrence E. Leibowitz.    Mr. Leibowitz has been chief operating officer since 2010. In this capacity, he is responsible for operations management, global cash execution and global listings. He previously served as group executive vice president and head of U.S. Execution and Global Technology from 2007 until 2009. He joined NYSE Euronext in 2007, having served as managing director and chief operating officer, Americas Equities, at UBS Investment Bank. Prior to joining UBS in 2004, Mr. Leibowitz held the position of executive vice president, co-head of Schwab Capital Markets, the trading and execution arm of Schwab. He has served on many industry boards and committees, among them the Market Structure Committee of the former Securities Industry Association (now SIFMA).

Michael S. Geltzeiler.    Mr. Geltzeiler has served as group executive vice president and chief financial officer since 2008. Most recently, he served as president, School and Educational Services for The Reader’s

Digest Association, a global media and direct marketing company. He was the organization’s CFO and senior vice president from 2001 to 2007. In 2005, Mr. Geltzeiler’s responsibilities were expanded to also include oversight for global operations and information technology. While at ACNielsen Corporation, a global information and media company, from 1995 to 2001, Mr. Geltzeiler served as CFO, SVP and controller, and CFO for ACNielsen Europe, Middle East and Africa. He held a variety of positions in corporate finance in America and abroad while at The Dun & Bradstreet Corporation, a leading provider of commercial information and insight on businesses worldwide, from 1980 to 1995. Mr. Geltzeiler currently serves on the boards of the Museum of American Finance, University of Delaware, the Madison Square Boys and Girls Club, the NYSE Foundation and the Euronext Supervisory Board.

Roland Gaston-Bellegarde.    Mr. Gaston-Bellegarde has been group executive vice president and head of European Execution since May 2009. He is responsible for European listing activities as well as trading, which includes managing market operations for the four Euronext markets and handling product development and user relations on the buy-side and sell-side. Mr. Gaston-Bellegarde previously served as head of Cash Trading beginning in 2000. As such, he has defined and developed the global Euronext market model for securities trading. From 1998 to 2000, Mr. Gaston-Bellegarde served as head of Cash & Derivatives Markets-ParisBourse. From 1995 to 1998, he served as head of Cash Markets- ParisBourse.

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

Claudia O. Crowley.    Ms. Crowley was appointed chief executive officer of NYSE Regulation in July 2010. She is also the chief regulatory officer of the NYSE, NYSE Arca and NYSE Amex. Ms. Crowley joined NYSE Regulation in October 2008 as senior vice president of NYSE Regulation and chief regulatory officer of NYSE Amex. She also became chief of staff of NYSE Regulation in January 2009. Prior to joining NYSE Regulation, Ms. Crowley was senior vice president and chief regulatory officer at the American Stock Exchange (now NYSE Amex). She joined the American Stock Exchange in 1983 as an enforcement attorney and later served on the legal staff. Ms. Crowley performs certain policy-making functions with respect to NYSE Euronext. She has informed and assisted our management in developing regulatory policies and assisted management in the development and structuring of our U.S. market structure initiatives. Ms. Crowley reports solely to the NYSE Regulation board of directors, and does not report to the NYSE Euronext board of directors or any of its executive officers.

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

Common Stock Price Range

The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock.

	High	Low	High	Low
2010
First quarter	$29.80	$22.30	€22.15	€16.23
Second quarter	$34.82	$26.42	€25.81	€21.42
Third quarter	$30.92	$26.58	€23.41	€20.58
Fourth quarter	$31.00	$27.30	€23.00	€20.55
2011
First quarter	$39.99	$30.08	€29.85	€22.50
Second quarter	$41.60	$31.86	€29.00	€22.63
Third quarter	$35.49	$23.24	€25.01	€16.63
Fourth quarter	$28.92	$21.80	€21.71	€16.50
2012
First quarter(1)	$30.27	$26.43	€22.73	€20.10

(1)	Figures for the first quarter of 2012 are through February 22, 2012.

As of February 22, 2012, there were approximately 725 holders of record of our common stock. On February 22, 2012, the last reported sales price for our common stock on the NYSE and Euronext Paris was $30.27 and €22.06 per share, respectively.

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

Throughout 2010 and 2011, we paid quarterly dividends of $0.30 per share of common stock.

Outstanding Options and Restricted Stock

The following table sets forth information regarding the outstanding options and restricted stock units on our common stock as of December 31, 2011 (in thousands, except exercise price):

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders	3,918	$11.70	(1)	4,111
Equity compensation plans not approved by security holders	N/A	N/A		N/A
Total	3,918	$11.70	(1)	4,111

(1)

Corresponding to the weighted-average exercise price of approximately 0.2 million stock options outstanding as of December 31, 2011. Does not include outstanding rights to receive approximately 3.7 million restricted stock units for which there is no exercise price.

Treasury Stock

The number of shares of common stock outstanding on February 22, 2012 (approximately 258.3 million shares) did not include shares held in treasury, consisting of approximately 1.6 million shares held by a wholly owned subsidiary and 18.2 million shares purchased as part of our share repurchase program.

Unregistered Sales of Equity Securities

Consistent with customary practice in the French securities market, we are party to a liquidity agreement (contrat de liquidité) (the “Liquidity Agreement”) with SG Securities (Paris) SAS (“SG”). The Liquidity Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the AMF. The Liquidity Agreement authorizes SG to carry out market purchases and sales of our common stock on Euronext Paris for our account in order to promote the liquidity and the orderly listing of such securities on Euronext Paris. Under the Liquidity Agreement, we deposited funds into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of our common stock on Euronext Paris. Presently, the liquidity account has a nominal balance. Proceeds of sales are deposited into the liquidity account. The Liquidity Agreement has a term of 12 months and renews automatically in April of each year unless otherwise terminated by either party. The Liquidity Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. with respect to its securities prior to the combination of NYSE Group and Euronext.

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

No transactions have been carried out by SG on Euronext Paris under the Liquidity Agreement since 2008.

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

A summary of common stock repurchases is as follows:

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				$1,000
2008	13,363,661	$26.04	13,363,661	652
2009/2010	—	—	13,363,661	652
2011(1)	3,712,261	26.96	17,075,922	552

	17,075,922

(1)	All shares were repurchased during the month of November 2011.

Stock Performance Graph

The following performance graph compares the cumulative total stockholder return on our common stock for the period from April 4, 2007 to December 31, 2011 with the cumulative total return of the S&P 500 Index and a peer group of companies consisting of five exchanges to which we compare our business and operations: CME Group, Deutsche Börse, Intercontinental Exchange, London Stock Exchange and Nasdaq OMX.

COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*

Among NYSE Euronext, the S&P 500 Index, and a Peer Group

*	$100 invested on 4/4/07 in stock or 3/31/07 in index, including reinvestment of dividends.
Fiscal	year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA

Selected Consolidated Financial Data

The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2007 through December 31, 2011, which have been prepared in accordance with U.S. GAAP. As a result of a change in our reportable business segments effective in the first quarter of 2010, historical financial data has been revised to conform to this change. The information presented here is only a summary, and it should be read together with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of NYSE Euronext’s results of future operations and should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Statement of Operations Data
Revenues
Transaction and clearing fees	$3,162	$3,128	$3,427	$3,536	$2,760
Market data	371	373	403	428	371
Listing	446	422	407	395	385
Technology services	358	318	223	159	130
Other revenues	215	184	224	184	292

Total revenues	4,552	4,425	4,684	4,702	3,938
Transaction-based expenses:
Section 31 fees	371	315	388	229	556
Liquidity payments, routing and clearing	1,509	1,599	1,818	1,592	951

Total revenues, less transaction-based expenses	2,672	2,511	2,478	2,881	2,431

Other operating expenses:
Compensation	638	613	649	664	612
Depreciation and amortization	280	281	266	253	240
Systems and communication	188	206	225	317	264
Professional services	299	282	223	163	112
Impairment charges(1)	—	—	—	1,590	—
Selling, general and administrative	303	296	313	305	257
Merger expenses and exit costs	114	88	516	177	67

Total other operating expenses	1,822	1,766	2,192	3,469	1,552

Operating income (loss) from continuing operations	850	745	286	(588)	879
Net interest and investment (loss) income	(116)	(108)	(111)	(99)	(60)
Other (loss) income	(9)	49	30	42	73

Income (loss) from continuing operations before income tax (provision) benefit	725	686	205	(645)	892
Income tax (provision) benefit	(122)	(128)	7	(95)	(243)

Income (loss) from continuing operations	603	558	212	(740)	649
Income from discontinued operations, net of tax(2)	—	—	—	7	4

Net income (loss)	603	558	212	(733)	653
Net (income) loss attributable to noncontrolling interest	16	19	7	(5)	(10)

Net income (loss) attributable to NYSE Euronext	$619	$577	$219	$(738)	$643

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In millions, except per share data)
Basic earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$2.37	$2.21	$0.84	$(2.81)	$2.70
Discontinued operations	—	—	—	0.03	0.02

	$2.37	$2.21	$0.84	$(2.78)	$2.72

Diluted earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$2.36	$2.20	$0.84	$(2.81)	$2.68
Discontinued operations	—	—	—	0.03	0.02

	$2.36	$2.20	$0.84	$(2.78)	$2.70

Basic weighted average shares outstanding	261	261	260	265	237
Diluted weighted average shares outstanding	263	262	261	265	238
Dividends per share	$1.20	$1.20	$1.20	$1.15	$0.75

	December 31,
	2011	2010	2009	2008	2007
	(In millions)
Balance Sheet Data
Total assets	$13,072	$13,378	$14,382	$13,948	$16,618
Current assets	$1,154	$1,174	$1,520	$2,026	$2,278
Current liabilities	1,149	1,454	2,149	2,582	3,462

Working capital	$5	$(280)	$(629)	$(556)	$(1,184)

Long term liabilities(3)	$2,954	$3,006	$3,132	$3,005	$3,102
Long term debt	2,036	2,074	2,166	1,787	494
NYSE Euronext stockholders’ equity	$6,581	$6,796	$6,871	$6,556	$9,384

(1)

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

(2)	The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

(3)	Represents liabilities due after one year, including deferred income taxes, accrued employee benefits, and deferred revenue.

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

Volume Summary

	Year Ended December 31,
	2011	2010	2009
		(Unaudited)
Number of trading days — European markets	257	258	256
Number of trading days — U.S. markets	252	252	252
European Derivatives Products (contracts in thousands)	1,148,498	1,222,557	1,056,011
of which Bclear	293,243	340,840	260,950
Avg. Net Rate Per Contract (ex. Bclear)	$0.70	$0.66	$0.65
Total interest rate products(1)	578,255	587,652	517,700
Short term interest rate products	542,541	557,330	492,024
Medium and long term interest rate products	35,714	30,322	25,676
Total equity products(2)	549,513	618,226	526,170
Total individual equity products	401,004	464,563	369,915
Futures	250,442	289,334	199,045
Options	150,562	175,229	170,870
Equity index products	148,509	153,663	156,255
of which Bclear	293,243	340,840	260,950
Individual equity products	272,384	316,542	226,972
Futures	246,425	288,207	197,709
Options	25,959	28,335	29,264
Equity index products	20,858	24,298	33,978
Commodity products	20,730	16,679	12,141
U.S. Derivatives Products (contracts in thousands)
Avg. Net Rate Per Contract	$0.158	$0.171	$0.199
Equity Options Contracts(3)
Options contracts	1,110,193	925,162	665,560
Total consolidated options contracts	4,224,605	3,610,436	3,366,731
Share of total consolidated option contracts	26.3%	25.6%	19.8%
NYSE Liffe US
Futures and Futures Options Volume	20,938	4,079	4,471
European Cash Products (trades in thousands)	439,717	377,122	350,282
Avg. Net Revenue Per Transaction	$0. 655	$0.703	$0.948
Equities	422,517	361,870	335,405
Exchange-Traded Funds	5,270	4,540	3,677
Structured products	10,649	9,231	9,745
Bonds	1,281	1,481	1,455
U.S. Cash Products (shares in millions)	575,223	654,149	826,738

	Year Ended December 31,
	2011	2010	2009
		(Unaudited)
Avg. Net Fee per 100 Shares Handled	$0.0384	$0.0314	$0.0284
NYSE listed (Tape A) issues(4)
Handled volume(5)	404,910	474,539	604,231
Matched volume(6)	383,863	445,700	550,000
Total NYSE listed consolidated volume	1,101,268	1,227,390	1,432,761
Share of Total Consolidated Volume
Handled volume(5)	36.8%	38.7%	42.2%
Matched volume(6)	34.9%	36.3%	38.4%
NYSE Arca & Amex (Tape B) Listed Issues
Handled volume(5)	96,040	97,069	129,457
Matched volume(6)	86,460	87,252	113,278
Total NYSE Arca & Amex listed consolidated volume	371,409	366,527	475,653
Share of Total NYSE Arca & NYSE Amex Listed Consolidated Volume
Handled volume(5)	25.9%	26.5%	27.2%
Matched volume(6)	23.3%	23.8%	23.8%
Nasdaq Listed (Tape C) Issues
Handled volume(5)	74,274	82,541	93,050
Matched volume(6)	63,941	69,756	75,887
Total Nasdaq listed consolidated volume	509,421	552,422	563,411
Share of Total Nasdaq Listed Consolidated Volume
Handled volume(5)	14.6%	14.9%	16.5%
Matched volume(6)	12.6%	12.6%	13.5%
Exchange-Traded Funds(4)(7)
Handled volume(5)	90,741	93,109	126,431
Matched volume(6)	81,632	83,854	110,970
Total ETF consolidated volume	357,841	359,458	477,683
Share of Total ETF Consolidated Volume
Handled volume(5)	25.4%	25.9%	26.5%
Matched volume(6)	22.8%	23.3%	23.2%

(1)	Includes currency products.

(2)	Includes all trading activities for Bclear, NYSE Liffe’s service for equity OTC derivatives.

(3)	Includes trading in U.S. equity options contracts, not equity-index options.

(4)	Includes all volume executed in NYSE Euronext’s U.S. crossing sessions.

(5)

Represents the total number of shares of equity securities and ETFs internally matched on NYSE Euronext’s U.S. exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(6)	Represents the total number of shares of equity securities and ETFs executed on NYSE Euronext’s U.S. exchanges.

(7)	Data included in previously identified categories.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities. All trading activity is single counted, except European cash trading which is double counted to include both buys and sells.

Other Operating Statistics

	Year Ended December 31,
	2011	2010	2009
		(Unaudited)
NYSE Listed Issuers
Issuers listed on U.S. Markets(1)	2,947	2,940	2,939
Number of new issuer listings(1)	426	361	286
Capital raised in connection with new listings ($ millions)(2)	$27,388	$31,447	$18,997
Euronext Listed Issuers
Issuers listed on Euronext(1)	932	980	1,035
Number of new issuer listings(3)	59	78	42
Capital raised in connection with new listings ($ millions)(2)	$213	$812	$3,154
NYSE Market Data(4)
Share of Tape A revenues(%)	45.2%	47.8%	46.5%
Share of Tape B revenues(%)	30.2%	33.2%	33.1%
Share of Tape C revenues(%)	18.6%	20.0%	19.4%
Professional subscribers (Tape A)	371,878	377,481	387,627
Euronext Market Data
Number of terminals	226,282	238,539	240,201
NYSE Euronext Employee Headcount(5)
NYSE Euronext headcount (as of December 31)	3,077	2,968	3,367
Foreign exchange rate
Average €/US$ exchange rate	$1.39	$1.33	$1.39
Average £/US$ exchange rate	$1.60	$1.55	$1.57

(1)

Figures for NYSE listed issuers include listed operating companies, special-purpose acquisition companies and closed-end funds listed on the NYSE and NYSE Amex and do not include NYSE Arca or corporate structured products listed on the NYSE. There were 1,341 ETPs and 1 operating company exclusively listed on NYSE Arca as of December 31, 2011. There were 447 corporate structured products listed on the NYSE as of December 31, 2011. Figures for new issuers listings include NYSE new listings (including new operating companies, special-purpose acquisition companies and closed-end funds listings on NYSE) and new ETP listings on NYSE Arca (NYSE Amex is excluded). Figures for Euronext present the operating companies listed on Euronext and do not include NYSE Alternext, Free Market, closed-end funds, ETFs and structured products (warrants and certificates). As of December 31, 2011, 180 operating companies were listed on NYSE Alternext, 268 on Free Market and 690 ETFs were listed on NextTrack.

(2)

Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of dollars by operating companies listed on NYSE and NYSE Amex only.

(3)	Euronext figures include only operating companies listed on Euronext, NYSE Alternext and Free Market, and do not include close-end funds, ETFs or structured products (warrants and certificates).

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

(5)	Headcount for December 31, 2011 includes 75 and 36 employees in connection with the recent acquisitions of APX and Metabit, respectively.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See Item 1A — “Risk Factors” and “Forward-Looking Statements.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivatives products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sell-side and buy-side connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

For a discussion of these segments, see Note 5 to the consolidated financial statements.

Factors Affecting Our Results

The business environment in which NYSE Euronext operates directly affects its results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions, competition, market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on NYSE Euronext’s cash markets; changing technology in the financial services industry; and legislative and regulatory changes, among other factors. See Item 1A — “Risk Factors”. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants’ demand for speed, capacity and reliability, which requires continuing investment in technology; and increasing competition for market data revenues. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.

Uncertainty in the U.S. credit markets that commenced with the upheaval in 2008 continues to impact the economy. Equity market indices have experienced volatility and the market may remain volatile throughout 2012. Economic uncertainty in the European Union and the political upheaval in certain North African countries could spread to other countries and may continue to negatively affect global financial markets. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth.

As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the regulatory environment in which we operate. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010. Although many of its provisions require the adoption of rules to implement, and it contains substantial ambiguities, many of which will not be resolved until regulations are adopted, such reforms could adversely affect our business or result in increased costs and the expenditure of significant resources. In addition, there are significant structural changes underway within the European regulatory framework. See Item 1A — “Risk Factors — Risks Relating to Regulation — We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act; — We may be adversely affected by significant proposed European Union financial reforms; — Changes to the regulators and agencies governing European financial markets could adversely affect our business.”

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

We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns, contagion concerns in relation to the sovereign debt issues faced by some members of the Eurozone, as well as the general state of the world economy. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as our company-wide expense reduction initiatives in order to mitigate these uncertainties.

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

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between approximately 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put back approximately 5% of the total outstanding shares of NYSE Amex Options to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the consolidated statement of financial condition as of December 31, 2011.

NYSE BlueTM

On February 18, 2011, the formation of the NYSE Blue joint venture was consummated. NYSE Blue is a new global company that is majority owned by NYSE Euronext. NYSE Blue consists of the businesses of APX (headquartered in the New York City region) and BlueNext (headquartered in Paris). In its environmental unit, NYSE Blue provides infrastructure and services to environmental sponsors and market participants, through its environmental management account for asset and risk management as well as its registry services for renewable energy in the United States and voluntary carbon credits worldwide. Additionally, NYSE Blue operates, through BlueNext, a leading spot exchange for the European Emissions Trading System, a multi-country, multi-sector greenhouse gas emission trading scheme. In its power unit, NYSE Blue is a leading provider of hosted power scheduling and settlement services for wholesale power market participants. NYSE Euronext consolidates NYSE Blue for financial reporting purposes.

New York Portfolio Clearing

NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of December 31, 2011, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC. NYSE Euronext has agreed to make up to a $50 million financial guarantee as an additional contribution to the NYPC default fund, of which $25 million had been contributed as of December 31, 2011, and was held in escrow by NYPC. NYSE Euronext’s investment in NYPC is treated as an equity method investment.

Sale of American Stock Exchange building

In the first quarter of 2011, the American Stock Exchange building (“Amex building”) was sold and, in accordance with the Amex acquisition agreement, approximately 340,000 NYSE Euronext shares of common stock were issued to former Amex members in June 2011. The issuance of shares represents the final consideration due to former Amex shareholders as part of the Amex acquisition agreement.

National Stock Exchange of India

On May 3, 2010, NYSE Euronext completed the sale of its 5% equity interest in the National Stock Exchange of India for gross proceeds of $175 million. A $56 million gain was included in “Other income” in our consolidated statement of operations for the year ended December 31, 2010 as a result of this transaction.

Impairment of Goodwill, Intangible Assets and Other Assets

Testing Methodology and Valuation Considerations

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. In accordance with the Intangibles – Goodwill and Other Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”), we test goodwill of our reporting units (which is generally one level below our three reportable segments) and intangible assets deemed to have indefinite lives for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.

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

To validate the reasonableness of the reporting unit fair values, we reconcile the aggregate fair values of the reporting units determined in step one of the goodwill impairment test to the enterprise value of NYSE Euronext to derive the implied control premium. In performing this reconciliation, we may, depending on the volatility of our stock price, use either the stock price on the valuation date or the average stock price over a range of dates around the valuation date, generally 30 days. We compare the implied control premium to premiums paid in observable recent transactions of comparable companies to determine if the fair value of the reporting units estimated in step one of the goodwill impairment test is reasonable.

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

For the years ended December 31, 2011, 2010 and 2009, we did not record any material impairment charge.

Sources of Revenues

Transaction and Clearing Fees

Our transaction and clearing fees consist of fees collected from our cash trading, derivatives trading and clearing businesses.

•

Cash trading.    Revenues for cash trading consist of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our U.S. cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext’s net income.

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

Market Data

We generate revenues from the dissemination of our market data in the U.S. and Europe to a variety of users. In the U.S., we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed, NYSE Amex-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C”, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include depth of book information, historical price information and corporate action information.

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

Listing fees for our European markets comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing shares in IPOs and tender offers. Original listing fees, subject to a minimum and maximum amount, are based on the market capitalization at the time of the IPO. Revenues from annual listing fees relate to the number of shares outstanding and the market capitalization of the listed company.

In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Domestic issuers also pay annual fees based on the number of equity securities and the market capitalization of the respective issuer. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are generally charged lower maximum admission fees and annual fees. Non-domestic companies that are in the Euronext 100 index are treated as domestic. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

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

Technology Services

Revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees as well as consulting services. Colocation revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software that allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statement of financial condition.

Other Revenues

Other revenues include trading license fees, fees for facilities and other services provided to designated market markers (“DMMs”), brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, the revenues of our NYSE Blue joint venture and fees for clearance and settlement activities in our European markets, as well as regulatory revenues. Regulatory fees are charged to member organizations of our U.S. securities exchanges.

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

We also incur routing charges in the U.S. when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing and clearing. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, and per trade service fees paid to exchanges for trade execution.

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

Merger Expenses and Exit Costs

Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, as well as legal and other professional fees and expenses directly attributable to business combinations and cost reduction initiatives.

Results of Operations

Year Ended December 31, 2011 Versus Year Ended December 31, 2010

The following table sets forth NYSE Euronext’s consolidated statements of operations for the years ended December 31, 2011 and 2010, as well as the percentage increase or decrease for each item for the year ended December 31, 2011, as compared to such item for the year ended December 31, 2010.

	Year Ended December 31,		Percent Increase (Decrease)
	2011	2010
	(Dollars in Millions)
Revenues
Transaction and clearing fees	$3,162	$3,128	1%
Market data	371	373	(1)%
Listing	446	422	6%
Technology services	358	318	13%
Other revenues	215	184	17%

Total revenues	4,552	4,425	3%
Transaction-based expenses:
Section 31 fees	371	315	18%
Liquidity payments, routing and clearing	1,509	1,599	(6)%

Total revenues, less transaction-based expenses	2,672	2,511	6%

Other operating expenses:
Compensation	638	613	4%
Depreciation and amortization	280	281	—%
Systems and communications	188	206	(9)%
Professional services	299	282	6%
Selling, general and administrative	303	296	2%
Merger expenses and exit costs	114	88	30%

Total other operating expenses	1,822	1,766	3%

Operating income	850	745	14%
Interest expense	(123)	(111)	11%
Interest and investment income	7	3	133%
Loss from associates	(9)	(6)	50%
Other income	—	55	(100)%

Income before income taxes	725	686	6%
Income tax provision	(122)	(128)	(5)%

Net income	603	558	8%
Net loss attributable to noncontrolling interest	16	19	(16)%

Net income attributable to NYSE Euronext	$619	$577	7%

Highlights

For the year ended December 31, 2011, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,672 million, $850 million and $619 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,511 million, $745 million and $577 million, respectively, for the year ended December 31, 2010.

The $161 million increase in total revenues, less transaction-based expenses, $105 million increase in operating income and $42 million increase in net income attributable to NYSE Euronext for the period reflect the following principal factors:

Increased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses increased primarily due to growth in technology services revenue, strong trading volumes in our European cash and U.S. derivatives businesses and positive foreign currency impact of $56 million.

Increased operating income — The period-over-period increase in operating income of $105 million was primarily due to an increase in total revenues, less transaction-based expenses partially offset by an increase in other operating expenses of $56 million primarily related to legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse. Excluding the net impact of merger and exit activities, a tax settlement related to BlueNext ($42 million), the impact of foreign currency ($27 million) and new business initiatives ($31 million), our other operating expenses decreased $70 million or 4% as compared to the year ended December 31, 2010.

Increased net income attributable to NYSE Euronext — As compared to the year ended December 31, 2010, the period-over-period increase in net income attributable to NYSE Euronext of $42 million was mainly due to increased operating income and slightly lower effective tax rate.

Segment Results

We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 5 to the consolidated financial statements and “— Overview” above.

			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$1,135	$1,088	25%	25%
Cash Trading and Listings	2,929	2,893	64%	65%
Information Services and Technology Solutions	490	444	11%	10%

Total segment revenues	$4,554	$4,425	100%	100%

Derivatives

	Year Ended December 31,
	(in millions)
	2011	2010	Increase (Decrease)	% of Revenues
				2011	2010
Transaction and clearing fees	$1,046	$1,005	4%	92%	93%
Market data	48	47	2%	4%	4%
Other revenues	41	36	14%	4%	3%

Total revenues	1,135	1,088	4%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	274	262	5%	24%	24%

Total revenues, less transaction-based expenses	861	826	4%	76%	76%
Merger expenses and exit costs	3	15	(80)%	1%	2%
Other operating expenses	388	372	4%	34%	34%

Operating income	$470	$439	7%	41%	40%

For the year ended December 31, 2011, Derivatives operating income increased $31 million to $470 million. The increase was primarily due to an increase in our U.S. options trading volume of 20%, improved non-transaction-based revenues, reduced merger expenses and exit costs and the favorable impact of foreign currency translation (approximately $16 million), partially offset by an increase in other operating expenses.

Cash Trading and Listings

	Year Ended December 31,
	(in millions)
	2011	2010	Increase (Decrease)	% of Revenues
				2011	2010
Transaction and clearing fees	$2,116	$2,123	—%	72%	73%
Market data	193	200	(4)%	7%	7%
Listing	446	422	6%	15%	15%
Other revenues	174	148	18%	6%	5%

Total revenues	2,929	2,893	1%	100%	100%
Transaction-based expenses:
Section 31 fees	371	315	18%	13%	11%
Liquidity payments, routing and clearing	1,235	1,337	(8)%	42%	46%

Total revenues, less transaction-based expenses	1,323	1,241	7%	45%	43%
Merger expenses and exit costs	19	56	(66)%	1%	2%
Other operating expenses	832	809	3%	28%	28%

Operating income	$472	$376	26%	16%	13%

For the year ended December 31, 2011, Cash Trading and Listings operating income increased $96 million to $472 million. This was primarily due to an increase in total revenues, less transaction-based expenses reflecting improved listing fees, an increase in our European cash trading volumes, higher average net revenue capture for U.S. cash equity, and the favorable impact of foreign currency translation (approximately $10 million). Other operating expenses for the year ended December 31, 2011 included a $42 million charge incurred in connection with BlueNext’s settlement of a tax matter with the French tax authorities of which 40% or $17 million was contributed by Caisse des Dépôts (see “Noncontrolling Interest”). Excluding the impact of the BlueNext tax matter, Cash Trading and Listings other operating expenses decreased $19 million as part of our cost containment initiatives.

Information Services and Technology Solutions

	Year Ended December 31,
	(in millions)
	2011	2010	Increase (Decrease)	% of Revenues
				2011	2010
Market data	$130	$126	3%	27%	28%
Technology services	360	318	13%	73%	72%

Total revenues	490	444	10%	100%	100%
Merger expenses and exit costs	4	17	(76)%	1%	4%
Other operating expenses	364	355	3%	74%	80%

Operating income	$122	$72	69%	25%	16%

For the year ended December 31, 2011, Information Services and Technology Solutions operating income increased $50 million to $122 million. The increase was primarily due to the growth of our software business and the increase in our global connectivity fees related to the new data centers in Mahwah and Basildon as well as the favorable impact of foreign currency translation (approximately $4 million), partially offset by an increase in other operating expenses in connection with the run of our data centers, as well as new personnel and consultants to support the growth of our Information Services and Technology Solutions revenues.

Corporate/Eliminations

	Year Ended December 31,
	(in millions)
			Increase
	2011	2010	(Decrease)
Other revenues	$(2)	$—	(100)%

Total revenues	(2)	—	(100)%
Merger expenses and exit costs	88	—	100%
Other operating expenses	124	142	(13)%

Operating (loss) income	$(214)	$(142)	51%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The increase in merger expenses and exit costs was mainly due to legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse.

Non-Operating Income and Expenses

Interest Expense

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. (See “Liquidity and Capital Resources”). The increase is primarily a result of the fact that we no longer capitalize a portion of our interest expense for the development of our Mahwah and Basildon data centers which became operational in the second half of 2010.

Interest and Investment Income

The increase in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $4 million increase in investment income.

Loss From Associates

For the year ended December 31, 2011, the increase in loss from associates is primarily due to the impact of the investment in NYPC which was in development stage.

Other Income

For the year ended December 31, 2010, we recognized a $56 million one-time gain on the sale of our equity investment in the National Stock Exchange of India. We did not record any material other income or expense items in the 2011 period.

Noncontrolling Interest

For the years ended December 31, 2011 and 2010, NYSE Euronext recorded noncontrolling interest loss of $16 million and $19 million, respectively. In 2011, noncontrolling interest loss consisted primarily of (i) the portion of the NYSE Liffe U.S. and NYSE Blue losses not owned by NYSE Euronext, (ii) the noncontrolling interest portion of the BlueNext tax settlement corresponding to Caisse des Dépôts’ 40% pro rata share of such charge, partially offset by (iii) the noncontrolling interest income reflecting the profitability attributable to NYSE Amex Options. In June 2011, we completed the sale of a significant equity interest in NYSE Amex Options to seven external investors.

Income Taxes

For the year ended December 31, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 17% and 19%, respectively. For the year ended December 31, 2011, NYSE Euronext’s overall effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit related to an enacted reduction in the corporate tax rate in the United Kingdom and higher earnings generated from foreign operations, where the applicable foreign jurisdictions tax rate is lower than the statutory rate.

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

	Year Ended December 31,		Percent Increase (Decrease)
	2010	2009
	(Dollars in Millions)
Revenues
Transaction and clearing fees	$3,128	$3,427	(9)%
Market data	373	403	(7)%
Listing	422	407	4%
Technology services	318	223	43%
Other revenues	184	224	(18)%

Total revenues	4,425	4,684	(6)%
Transaction-based expenses:
Section 31 fees	315	388	(19)%
Liquidity payments, routing and clearing	1,599	1,818	(12)%

Total revenues, less transaction-based expenses	2,511	2,478	1%

Other operating expenses:
Compensation	613	649	(6)%
Depreciation and amortization	281	266	6%
Systems and communications	206	225	(8)%
Professional services	282	223	26%
Selling, general and administrative	296	313	(5)%
Merger expenses and exit costs	88	516	(83)%

Total other operating expenses	1,766	2,192	(19)%

Operating income	745	286	160%
Interest expense	(111)	(122)	(9)%
Interest and investment income	3	11	(73)%
(Loss) income from associates	(6)	2	(400)%
Other income	55	28	96%

Income before income taxes	686	205	235%
Income tax (provision) benefit	(128)	7	NM

Net income	558	212	163%
Net loss attributable to noncontrolling interest	19	7	171%

Net income attributable to NYSE Euronext	$577	$219	163%

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

Increased net income attributable to NYSE Euronext — As compared to the year ended December 31, 2009, the period-over-period increase in net income attributable to NYSE Euronext of $358 million was mainly due to increased operating income and a $56 million one-time gain on the sale of our 5% equity interest in the National Stock Exchange of India, partially offset by a higher effective tax rate.

Segment Results

We revised our reportable business segments effective in the first quarter of 2010. The new segments are Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. Historical financial results have been revised to reflect this change. For discussion of these segments, see Note 5 to the consolidated financial statements and “— Overview” above.

			% of Total Revenues
Segment Revenues (in millions)	2010	2009	2010	2009
Derivatives	$1,088	$918	25%	20%
Cash Trading and Listings	2,893	3,397	65%	73%
Information Services and Technology Solutions	444	363	10%	7%

Total segment revenues	$4,425	$4,678	100%	100%

Derivatives

	Year Ended December 31,
	(in millions)
	2010	2009	Increase (Decrease)	% of Revenues
				2010	2009
Transaction and clearing fees	$1,005	$845	19%	93%	92%
Market data	47	42	12%	4%	5%
Other revenues	36	31	16%	3%	3%

Total revenues	1,088	918	19%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	262	195	34%	24%	21%

Total revenues, less transaction-based expenses	826	723	14%	76%	79%
Merger expenses and exit costs	15	382	(96)%	2%	42%
Other operating expenses	372	381	(2)%	34%	41%

Operating income (loss)	$439	$(40)	NM	40%	(4)%

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

Cash Trading and Listings

	Year Ended December 31,
	(in millions)
	2010	2009	Increase (Decrease)	% of Revenues
				2010	2009
Transaction and clearing fees	$2,123	$2,582	(18)%	73%	76%
Market data	200	221	(10)%	7%	7%
Listing	422	407	4%	15%	12%
Other revenues	148	187	(21)%	5%	5%

Total revenues	2,893	3,397	(15)%	100%	100%
Transaction-based expenses:
Section 31 fees	315	388	(19)%	11%	11%
Liquidity payments, routing and clearing	1,337	1,623	(18)%	46%	48%

Total revenues, less transaction-based expenses	1,241	1,386	(10)%	43%	41%
Merger expenses and exit costs	56	104	(46)%	2%	3%
Other operating expenses	809	867	(7)%	28%	26%

Operating income	$376	$415	(9)%	13%	12%

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

Information Services and Technology Solutions

	Year Ended December 31,
	(in millions)
	2010	2009	Increase (Decrease)	% of Revenues
				2010	2009
Market data	$126	$140	(10)%	28%	39%
Technology services	318	223	43%	72%	61%

Total revenues	444	363	22%	100%	100%
Merger expenses and exit costs	17	27	(37)%	4%	7%
Other operating expenses	355	309	15%	80%	85%

Operating income	$72	$27	167%	16%	8%

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

Income (Loss) From Associates

For the year ended December 31, 2010, the decrease in income (loss) from associates is primarily due to the impact of the investment in NYPC which was in development stage.

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

Noncontrolling Interest

For the years ended December 31, 2010 and 2009, NYSE Euronext recorded noncontrolling interest loss of $19 million and $7 million, respectively. The increase of $12 million in noncontrolling interest loss year-over-year primarily reflects the reduced profitability of NYSE Blue and the operating losses of NYSE Liffe U.S., which was in development stage.

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

Cash Flows

For the year ended December 31, 2011, net cash provided by operating activities was $1,000 million, representing primarily net income of $603 million, depreciation and amortization of $286 million, partially offset by a positive change in working capital of $206 million. Capital expenditures for the year ended December 31, 2011 were $170 million.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2011, NYSE Euronext did not have significant restricted cash balances.

Net Financial Indebtedness

As of December 31, 2011, NYSE Euronext had approximately $2.1 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $1.7 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	December 31,
	2011	2010
Cash and cash equivalents	$396	$327
Financial investments	36	52

Cash, cash equivalents and financial investments [a]	$432	$379

Short term debt	39	366
Long term debt	2,036	2,074

Total debt [b]	$2,075	$2,440

Net indebtedness [b] – [a]	$1,643	$2,061

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

As of December 31, 2011, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal Amount	Maturity
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000($1,296)	June 30, 2015

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2011, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.4 billion syndicated revolving bank facility maturing on July 31, 2012. This bank facility is also available for general corporate purposes and was not drawn as of December 31, 2011. This bank facility was initially entered into in 2007 for an amount of $2.0 billion and was subsequently amended on December 8, 2011. Pursuant to the amendment, the size of the facility decreased to $1,357 million as of December 8, 2011 and will further decrease to $1.2 billion as of April 4, 2012.

In August 2006, prior to the combination with NYSE Group, Euronext entered into a €300 million revolving credit facility available for general corporate purposes, which matured on August 4, 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness

In 2008, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €750 million of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. In 2009, NYSE Euronext increased the €750 million 5.375% notes due in June 2015 to €1 billion as a result of an incremental offering of €250 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

As of December 31, 2011, we were in compliance with all of our debt instruments covenants in all material respects.

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

Because new issues of commercial paper generally fund the retirement of outstanding issues, NYSE Euronext is also exposed to the rollover risk of not being able to refinance outstanding commercial paper. In order to mitigate the rollover risk, we maintain backstop bank facilities for an aggregate amount exceeding at any time the amount issued under our commercial paper program. In the event that we are unable to issue new commercial paper, we may draw on these backstop facilities.

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

A summary of common stock purchases is as follows:

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				$1,000
2008	13,363,661	$26.04	13,363,661	652
2009/2010	—	—	13,363,661	652
2011(1)	3,712,261	26.96	17,075,922	552

	17,075,922

(1)	All shares were repurchased during the month of November 2011.

Summary Disclosures About Contractual Obligations

The table below summarizes NYSE Euronext’s debt, future minimum lease obligations on its operating leases and other commitments as of December 31, 2011 (in millions):

	Payments Due by Year(1)
	Total	2012	2013	2014	2015	2016	Thereafter
Debt (principal and accrued interest obligations)	$2,075	$39	$749	$—	$1,287	$—	$—
Debt (future interest obligations)	298	70	88	70	70	—	—
Operating lease obligations	345	63	58	51	42	25	106
Other commitments(2)	77	40	37	—	—	—	—

	$2,795	$212	$932	$121	$1,399	$25	$106

(1)

As of December 31, 2011, obligations under capital leases were not significant. NYSE Euronext also has obligations related to other post-retirement benefits, deferred compensation and unrecognized tax positions. The date of payment under these obligations cannot be determined. See Notes 7 — “Pension and Other Benefit Programs,” 9 — “Stock Based Compensation,” and 15 — “Income Taxes” to the consolidated financial statements. In addition, the external investors in our NYSE Amex Options market have received an equity instrument which is tied to their individual contribution to the options exchange’s success and have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the consolidated statement of financial condition as of December 31, 2011. However, NYSE Euronext cannot predict whether the external investors will elect to exercise their put option.

(2)	Primarily reflects the outstanding commitment for our investment in the Qatar Exchange.

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting policies reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on our exchanges — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are not applicable to companies when they list on the NYSE or NYSE Arca in the context of a transfer from another market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for NYSE and Euronext, and five years for NYSE Arca and NYSE Amex. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.

In addition, NYSE Euronext, through NYSE Technologies’ Trading Solutions business, licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the Codifications.

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

NYSE Euronext is subject to tax regulations in numerous domestic and foreign jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Euronext’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Euronext’s financial position or results of operations.

Pension and Other Post-Retirement Employee Benefits

Pension and Other Post-Employment Benefits (OPEB) costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates to measure future obligation and interest expense, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext’s pension and other post-retirement obligations and future expense.

Hedging Activities

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to the Derivatives and Hedging Topic of the Codification. The Derivatives and Hedging Topic establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

Recently Issued Accounting Guidance

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other

Comprehensive Income in ASU 2011-05, which amend certain provisions in Subtopic 220-10 in the Comprehensive Income Topic of the Codification. The amendments in ASU 2011-05 require that the net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The ASU 2011-05 also requires reclassification of other comprehensive income components to be presented in the face of the income statement as well as in the face of the statement of comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. However, the ASU 2011-12 postponed the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. Both ASU 2011-05 and ASU 2011-12 amendments should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NYSE Euronext adopted these provisions in 2011, and they did not have a significant impact on our consolidated financial statements.

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

The FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which supersedes certain provisions in Subtopic 25 in the Revenue Recognition Topic of the Codification. ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It also eliminates the use of the residual method of allocation which was allowed under previous guidance and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to the Subtopic 25 in the Revenue Recognition Topic. ASU 2009-13 also requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This new guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this as of January 1, 2011, and the adoption of this ASU did not have a significant impact on our financial statements.

The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic; (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions which contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance is effective for fiscal years beginning on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. We adopted this as of January 1, 2011, and the adoption of this ASU did not have a significant impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

As a result of its operating and financing activities, NYSE Euronext is exposed to market risks such as interest rate risk, currency risk and credit risk. NYSE Euronext has implemented policies and procedures designed to measure, manage, monitor and report risk exposures, which are regularly reviewed by the appropriate management and supervisory bodies. NYSE Euronext’s central treasury is charged with identifying risk exposures and monitoring and managing such risks on a daily basis. To the extent permitted by local regulation and necessary, NYSE Euronext’s subsidiaries centralize their cash investments, report their risks and hedge their exposures with the central treasury. NYSE Euronext performs sensitivity analyses to determine the effects that market risk exposures may have.

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial positions or risks that are otherwise incurred in the normal course of its commercial activities. It does not use derivative instruments for speculative purposes.

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of December 31, 2011 (in millions):

	Financial Assets	Financial Liabilities	Net Exposure	Impact(2) of a 100 bps Adverse Shift in Interest Rates(3)

Floating rate(1) positions in
Dollar	$162	$4	$158	$(1.6)
Euro	31	35	(4)	(0.1)
Sterling	204	—	204	(2.0)
Fixed rate positions in
Dollar	—	749	(749)	(11.3)
Euro	—	1,287	(1,287)	(43.2)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of December 31, 2011, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $749 million and $1,287 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $11.3 million and $43.2 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on December 31, 2011 positions, a hypothetical 1% decrease in U.S. dollar or sterling rates would negatively impact annual income by $1.6 million and $2.0 million, respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decreases. Based on December 31, 2011 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by less than $0.1 million.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the year ended December 31, 2011 is presented by primary foreign currency in the following table (in millions, except average rates):

	Euro	Sterling
Average rate in the period	$1.3923	$1.6040
Average rate in the same period one year before	$1.3269	$1.5457
Foreign denominated percentage of
Revenues	17%	15%
Operating expenses	10%	14%
Operating income	46%	20%
Impact of the currency fluctuations(1) on
Revenues	35.6	25.9
Operating expenses	15.6	18.8
Operating income	20.0	7.1

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2011 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	December 31, 2011
	Position in	Position in
	Euros	Sterling
Assets	€3,899	£2,680
of which goodwill	1,043	1,072
Liabilities	2,000	396
of which borrowings	1,018	—

Net currency position before hedging activities	1,899	2,284
Impact of hedging activities	268	209

Net currency position	€2,167	£2,493

Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(281)	$(387)

As of December 31, 2011, NYSE Euronext was exposed to net exposures in euro and sterling of €2.2 billion ($2.8 billion) and £2.5 billion ($3.9 billion), respectively. NYSE Euronext’s borrowings in euro of €1.0 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of December 31, 2011, NYSE Euronext also had €268 million ($348 million) Euro/dollar and £209 million ($325 million) sterling/dollar foreign exchange swaps outstanding. These swaps matured during January 2012. As of December 31, 2011, the fair value of these swaps was a $1 million net liability.

Based on December 31, 2011 net currency positions, a hypothetical 10% decrease of the euro against the dollar would negatively impacted NYSE Euronext’s equity by $281 million and a hypothetical 10% decrease of the sterling against the dollar would negatively impacted NYSE Euronext’s equity by $387 million. For the year ended December 31, 2011, currency exchange rate differences had a negative impact of $133 million on NYSE Euronext’s consolidated equity.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NYSE EURONEXT

Page
Management’s Report on Internal Control over Financial Reporting	77
Report of Independent Registered Public Accounting Firm	78
Consolidated Statements of Financial Condition as of December 31, 2011 and 2010	79
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	80
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009	81
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-controlling Interest for the Years Ended December 31, 2011, 2010 and 2009	82
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	84
Notes to the Consolidated Financial Statements	85

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

As of December 31, 2011, management conducted an assessment of the effectiveness of NYSE Euronext’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that NYSE Euronext’s internal control over financial reporting as of December 31, 2011 was effective.

The effectiveness of NYSE Euronext’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NYSE Euronext:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NYSE Euronext and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

New York, New York

February 28, 2012

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in millions, except per share data)

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$396	$327
Financial investments	36	52
Accounts receivable, net	462	526
Deferred income taxes	108	120
Other current assets	152	149

Total current assets	1,154	1,174
Property and equipment, net	963	1,021
Goodwill	4,027	4,050
Other intangible assets, net	5,697	5,837
Deferred income taxes	594	633
Other assets	637	663

Total assets	$13,072	$13,378

Liabilities and Equity
Current liabilities
Accounts payable and accrued expenses	$801	$772
Related party payable	40	40
Section 31 fees payable	116	98
Deferred revenue	130	176
Short term debt	39	366
Deferred income taxes	23	2

Total current liabilities	1,149	1,454
Long term debt	2,036	2,074
Deferred income taxes	1,900	2,007
Accrued employee benefits	620	499
Deferred revenue	371	366
Related party payable	37	75
Other liabilities	26	59

Total liabilities	6,139	6,534

Commitments and contingencies
Redeemable noncontrolling interest	295	—

Equity
NYSE Euronext stockholders’ equity
Preferred stock, $0.01 par value per share, 400 shares authorized, none issued	—	—
Common stock, $0.01 par value per share, 800 shares authorized; 277 and 276 shares issued; 258 and 261 shares outstanding	3	3
Common stock held in treasury, at cost: 19 and 15 shares	(516)	(416)
Additional paid-in capital	7,982	8,180
Retained earnings	518	212
Accumulated other comprehensive loss	(1,406)	(1,183)

Total NYSE Euronext stockholders’ equity	6,581	6,796
Noncontrolling interest	57	48

Total equity	6,638	6,844

Total liabilities and equity	$13,072	$13,378

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Transaction and clearing fees	$3,162	$3,128	$3,427
Market data	371	373	403
Listing	446	422	407
Technology services	358	318	223
Other revenues	215	184	224

Total revenues	4,552	4,425	4,684
Transaction-based expenses:
Section 31 fees	371	315	388
Liquidity payments, routing and clearing	1,509	1,599	1,818

Total revenues, less transaction-based expenses	2,672	2,511	2,478

Other operating expenses:
Compensation	638	613	649
Depreciation and amortization	280	281	266
Systems and communication	188	206	225
Professional services	299	282	223
Selling, general and administrative	303	296	313
Merger expenses and exit costs	114	88	516

Total other operating expenses	1,822	1,766	2,192

Operating income	850	745	286
Interest expense	(123)	(111)	(122)
Interest and investment income	7	3	11
(Loss) income from associates	(9)	(6)	2
Other income	—	55	28

Income from operations before income tax (provision) benefit	725	686	205
Income tax (provision) benefit	(122)	(128)	7

Net income	603	558	212
Net loss attributable to noncontrolling interest	16	19	7

Net income attributable to NYSE Euronext	$619	$577	$219

Basic earnings per share attributable to NYSE Euronext	$2.37	$2.21	$0.84
Diluted earnings per share attributable to NYSE Euronext	$2.36	$2.20	$0.84
Basic weighted average shares outstanding	261	261	260
Diluted weighted average shares outstanding	263	262	261
Dividend per share	$1.20	$1.20	$1.20

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2011	2010	2009
Net income	$603	$558	$212
Foreign currency translation, after impact of net investment hedge gain (loss) of $5, $(8), and $9 and related taxes of $(2), $3 and $(4), respectively	(133)	(365)	367
Change in market value adjustments, net of taxes of zero, $(2) and $1	2	(3)	7
Employee benefit plan adjustments:
Net gains (losses), net of taxes of $77, $2 and $(17)	(96)	(2)	31
Amortization of prior service costs/gains (losses), net of taxes of $2, zero and $(3)	4	—	4

Total comprehensive income	380	188	621
Less: comprehensive income attributable to noncontrolling interest	2	(3)	1

Comprehensive income attributable to NYSE Euronext	$382	$185	$622

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY,

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AND REDEEMABLE NON-CONTROLLING INTEREST

(in millions)

	NYSE Euronext Stockholders’ Equity
	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest(1)	Net Income
	Shares	Par Value
Balance as of December 31, 2008	274	$3	$(416)	$8,522	$(331)	$(1,222)	$18	$6,574	$—
Comprehensive loss:
Net income	—	—	—	—	219	—	(7)	212	—
Other comprehensive loss	—	—	—	—	—	409	1	410	—
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	52	52	—
Employee stock transactions	1	—	—	(1)	—	—	—	(1)	—
Dividends	—	—	—	(312)	—	—	—	(312)	—

Balance as of December 31, 2009	275	$3	$(416)	$8,209	$(112)	$(813)	$64	$6,935	—
Comprehensive loss:
Net income	—	—	—	—	577	—	(19)	558	—
Other comprehensive income	—	—	—	—	—	(370)	(3)	(373)	—
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	6	6	—
Employee stock transactions	1	—	—	31	—	—	—	31	—
Dividends	—	—	—	(60)	(253)	—	—	(313)	—

Balance as of December 31, 2010	276	$3	$(416)	$8,180	$212	$(1,183)	$48	$6,844	$—
Comprehensive loss:
Net income	—	—	—	—	619	—	(36)	583	20	$603
Other comprehensive income	—	—	—	—	—	(223)	2	(221)	—
Net proceeds from redeemable non-controlling interest	—	—	—	—	—	—	—	—	20
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	17	17	—
NYSE Blue formation	—	—	—	20	—	—	26	46	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	(255)	—	—	—	(255)	255
Issuance of shares in connection with sale of Amex building	—	—	—	12	—	—	—	12	—
Employee stock transactions	1	—	—	25	—	—	—	25	—
Transactions in own shares	—	—	(100)	—	—	—	—	(100)	—
Dividends	—	—	—	—	(313)	—	—	(313)	—

Balance as of December 31, 2011	277	$3	$(516)	$7,982	$518	$(1,406)	$57	$6,638	$295

1.

As of December 31, 2011, a portion of net income attributable to controlling interest was included in redeemable non-controlling interest on the consolidated statement of financial condition. See also Note 3 for a discussion of NYSE Amex Options.

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY,

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

AND REDEEMABLE NON-CONTROLLING INTEREST – (Continued)

(in millions)

Accumulated other comprehensive income (loss) was as follows:

	December 31,
	2011	2010	2009
Market value adjustments of available-for-sale securities	$(2)	$(4)	$(1)
Foreign currency translation	(1,135)	(1,002)	(637)
Employee benefit plan adjustments	(269)	(177)	(175)

	$(1,406)	$(1,183)	$(813)

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$603	$558	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	286	307	301
Deferred income taxes	(52)	(60)	(34)
Deferred revenue amortization	(94)	(88)	(80)
Stock-based compensation	40	38	43
Gain on sale of equity investment and businesses	—	(56)	(32)
Other non-cash items	11	7	9
Change in operating assets and liabilities:
Accounts receivable, net	45	86	160
Other assets	(32)	(41)	(29)
Accounts payable, accrued expenses and Section 31 fees payable	43	(171)	41
Related party payable	(40)	(40)	(237)
Deferred revenue	82	46	158
Accrued employee benefits	108	1	(43)

Net cash provided by operating activities	1,000	587	469
Cash flows from investing activities:
Purchases of businesses, net of cash acquired	(43)	(9)	(141)
Sales of equity investments and businesses	34	175	72
Purchases of financial investments	(965)	(472)	(733)
Sales of financial investments	971	487	905
Purchases of property and equipment	(170)	(305)	(497)
Other investing activities	(25)	(2)	—

Net cash used in investing activities	(198)	(126)	(394)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	312
Commercial paper (repayments) borrowings, net	(343)	(222)	(117)
Repayment of other debt	—	—	(412)
Dividends to shareholders	(313)	(313)	(312)
Purchase of treasury stock	(100)	—	—
Proceeds from sale of non-controlling interest	17	6	52
Net proceeds from redeemable non-controlling interest	20	—	—
Other financing activities	2	(4)	—

Net cash used in financing activities	(717)	(533)	(477)
Effects of exchange rate changes on cash and cash equivalents	(16)	(24)	48

Net increase (decrease) in cash and cash equivalents for the year	69	(96)	(354)
Cash and cash equivalents at beginning of year	327	423	777

Cash and cash equivalents at end of year	$396	$327	$423

Supplemental disclosures:
Cash paid for income taxes	$25	$72	$45
Cash paid for interest	123	115	137
Non-cash investing and financing activities:
Acquisition of APX as part of NYSE Blue joint venture formation	$40	$—	$—
Issuance of shares in connection with the sale of the American Stock Exchange building	12	—	—
Investment in Qatar Exchange	—	—	160

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

Intercompany transactions and balances have been eliminated. We made certain reclassifications to our prior year consolidated financial statements to conform to our 2011 presentation.

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

Derivative trading and clearing fees are paid by organizations based on their trading activity. Fees are assessed on a fixed per-contract basis for the (i) execution of trades of derivative contracts on Euronext’s derivatives markets in London, Paris, Amsterdam, Brussels, Lisbon and on NYSE Liffe US, (ii) execution and clearing of contracts traded on LIFFE Administration and Management, and (iii) execution of options contracts traded on NYSE Arca Options and NYSE Amex Options. In some cases, these fees are subjected to caps. Derivative trading and clearing fees are recognized as earned.

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

Technology services revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees, and strategic consulting services. Colocation revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.

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

Hedging Activity

NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to the Derivatives and Hedging Topic of the Codifications. The Derivatives and Hedging Topic establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the consolidated statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value. Cash flows from hedging activities are included in the same category as the items being hedged. Cash flows from instruments designated as net investment hedges are classified as financing activities.

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

The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Euronext’s customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in millions):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$24	$25	$26
Additions
Charges to income	6	6	11
Business combinations	—	—	1
Write-offs	(4)	(7)	(14)
Currency translation and other	—	—	1

Ending balance	$26	$24	$25

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

Stock-Based Compensation

NYSE Euronext accounts for stock-based compensation in accordance with the Compensation-Stock Compensation Topic of the Codification, which requires that the cost of employee services received in exchange for a share-based award be generally measured based on the grant-date fair value of the award. NYSE Euronext estimates an expected forfeiture rate while recognizing the expense associated with these awards and amortizes such expense on a graded basis over the vesting period.

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

Recently Issued Accounting Guidance

The FASB issued ASU 2011-05, Presentation of Comprehensive Income, and ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which amend certain provisions in Subtopic 220-10 in the Comprehensive Income Topic of the Codification. The amendments in ASU 2011-05 require that the net income and other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The ASU 2011-05 also requires reclassification of other comprehensive income components to be presented in the face of the income statement as well as in the face of the statement of comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments also do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. However, the ASU 2011-12 postponed the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU 2011-05. Both ASU 2011-05 and ASU 2011-12 amendments should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. NYSE Euronext adopted these provisions in 2011, and they did not have a significant impact on our condensed consolidated financial statements.

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

The FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which supersedes certain provisions in Subtopic 25 in the Revenue Recognition Topic of the Codification. ASU 2009-13 requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. It also eliminates the use of the residual method of allocation which was allowed under previous guidance and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverable subject to the Subtopic 25 in the Revenue Recognition Topic. ASU 2009-13 also requires both ongoing disclosures regarding an entity’s multiple-element revenue arrangements as well as certain transitional disclosures during periods after adoption. This new guidance is effective for fiscal years beginning on or after June 15, 2010. We adopted this as of January 1, 2011, and the adoption of this ASU did not have a significant impact on our financial statements.

The FASB issued ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, which amends certain provisions in Subtopic 605 in the Software Topic of the Codification. The amendments in ASU 2009-14 change revenue recognition for tangible products containing software elements and non-software elements as follows: (1) the tangible element of the product is always outside the scope of Subtopic 605 in the Software Topic; (2) the software elements of tangible products are outside of the scope of Subtopic 605 in the Software Topic when the software elements and non-software elements function together to deliver the product’s essential functionality and (3) undelivered elements in the arrangement related to the non-software components also are excluded from the software revenue recognition guidance. ASU 2009-14 applies to transactions which contain both software and non-software elements. For these transactions, companies will have to go through a two-step process for the software elements. First, a company has to allocate the total consideration to separate units of account for the non-software elements and software elements as a group, using relative selling-price method. Second, the amount allocated to the software elements as a group will then be accounted for in accordance with the requirements in Subtopic 605 in the Software Topic of the Codification. This may require the use of Residual Method of allocation if VSOE (vendor specific objective evidence) or TPE (third party evidence) does not exist for the undelivered elements. This new guidance is effective for fiscal years beginning on or after June 15, 2010, and it is also applicable to existing arrangements that are materially modified after the effective date. We adopted this as of January 1, 2011, and the adoption of this ASU did not have a significant impact on our financial statements.

Note 3 — Acquisitions, Divestitures and Other Transactions

Terminated Business Combination

On February 15, 2011, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Deutsche Börse AG (“Deutsche Börse”), pursuant to which the two companies agreed to combine their respective businesses and become subsidiaries of a newly formed Dutch holding company (the “Proposed Business Combination”). Completion of the Proposed Business Combination was subject to the satisfaction of several conditions, including, among others, approvals by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe.

On February 1, 2012, the EU Competition Commission issued a formal decision disapproving the Proposed Business Combination. In light of the EU Commission’s decision, on February 2, 2012, NYSE Euronext and Deutsche Börse announced that they mutually agreed to terminate the Business Combination Agreement. For the year ended December 31, 2011, NYSE Euronext incurred approximately $85 million of legal, investment banking and other professional fees and costs related to the terminated business combination, which expenses are recorded in “Merger expenses and exit costs” in the consolidated statement of operations.

Metabit

On September 1, 2011, NYSE Euronext completed the acquisition of Metabit, a leading Tokyo-based provider of high performance market access products with a trading community of more than 140 trading firms throughout Asia.

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

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put back approximately 5% of the total outstanding shares of NYSE Amex Options to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the consolidated statement of financial condition as of December 31, 2011.

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

NYSE Liffe US

During the fourth quarter of 2009, NYSE Euronext sold a significant equity interest in NYSE Liffe US to Citadel Securities, Getco, Goldman Sachs, Morgan Stanley and UBS. NYSE Euronext consolidates the results of NYSE Liffe US and manages the day-to-day operations of the entity, which operates under the supervision of a separate board of directors and a dedicated chief executive officer. On March 9, 2010, NYSE Euronext sold an additional 6% of NYSE Liffe US equity interest to DRW Ventures LLC.

Other transactions

NYSE Blue

On February 18, 2011, the formation of the NYSE Blue joint venture was consummated. NYSE Blue is a new global company that is majority owned by NYSE Euronext. NYSE Blue consists of the businesses of APX (headquartered in the New York City region) and BlueNext SA (“BlueNext”) (headquartered in Paris). In its environmental unit, NYSE Blue provides infrastructure and services to environmental sponsors and market participants, through its environmental management account for asset and risk management as well as its registry services for renewable energy in the United States and voluntary carbon credits worldwide. Additionally, NYSE Blue operates, through BlueNext, a leading spot exchange for the European Emissions Trading System, a multi-country, multi-sector greenhouse gas emission trading scheme. In its power unit, NYSE Blue is a leading provider of hosted power scheduling and settlement services for wholesale power market participants. NYSE Euronext consolidates the results of operations and financial condition of NYSE Blue.

National Stock Exchange of India

On May 3, 2010, NYSE Euronext completed the sale of its 5% equity interest in the National Stock Exchange of India for gross proceeds of $175 million. A $56 million gain was included in “Other income” in our consolidated statements of operations for the year ended December 31, 2010 as a result of this transaction.

Qatar

On June 19, 2009, NYSE Euronext entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. Under the terms of the partnership, the Qatar Exchange is adopting the latest NYSE Euronext trading and network technologies. We are providing certain management services to the Qatar Exchange at negotiated rates.

NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009. The remaining $160 million is to be paid annually in four equal installments. Our investment in the Qatar Exchange is treated as an equity method investment. The $77 million present value of this liability is included in “Related party payable” in the consolidated statements of financial condition as of December 31, 2011.

New York Portfolio Clearing (“NYPC”)

On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation (“DTCC”) entered into an arrangement to pursue a joint venture, a derivatives clearinghouse that will deliver single-pot margin efficiency between fixed income securities and interest rate futures. NYPC was granted registration as a U.S. Derivatives Clearing Organization pursuant to the Commodity Exchange Act by the CFTC on January 31, 2011, and became operational in the first quarter of 2011. NYSE Euronext has agreed to make up to a $50 million financial guarantee as an additional contribution to the NYPC default fund, of which $25 million had been contributed as of December 31, 2011 and is held in escrow by NYPC. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared position and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of December 31, 2011, NYSE Euronext had a minority ownership interest in, and a board representation on, DTCC. Our investment in NYPC is treated as an equity method investment.

Sale of American Stock Exchange building

In the first quarter of 2011, the American Stock Exchange building (“Amex building”) was sold and, in accordance with the Amex acquisition agreement, approximately 340,000 NYSE Euronext shares of common stock were issued to former Amex members in June 2011. The issuance of shares represents the final consideration due to former Amex shareholders as part of the Amex acquisition agreement.

Note 4 — Restructuring

Severance Costs

As a result of streamlining certain of its business processes, NYSE Euronext has launched various voluntary and involuntary staff reduction initiatives in the U.S. and Europe.

The following is a summary of the severance charges recognized in connection with these initiatives and utilization of the accruals (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of January 1, 2009	$7	$118	$12	$4	$141
Employee severance charges and related benefits	5	90	10	3	108
Severance and benefit payments	(4)	(69)	(7)	(2)	(82)
Currency translation and other	(1)	(17)	(2)	(1)	(21)

Balance as of December 31, 2009	$7	$122	$13	$4	$146
Employee severance charges and related benefits	3	19	7	2	31
Severance and benefit payments	(8)	(105)	(15)	(4)	(132)
Currency translation and other	(1)	(6)	—	—	(7)

Balance as of December 31, 2010	$1	$30	$5	$2	$38
Employee severance charges and related benefits	—	9	2	1	12
Severance and benefit payments	(1)	(33)	(5)	(2)	(41)
Currency translation and other	—	(1)	—	—	(1)

Balance as of December 31, 2011	$—	$5	$2	$1	$8

The severance charges are included in merger expenses and exit costs in the consolidated statements of operations. Based on current severance dates and the accrued severance at December 31, 2011, NYSE Euronext expects to pay these amounts throughout 2012.

Contract Termination

LCH.Clearnet Contract Termination/NYSE Liffe Clearing

Through July 30, 2009, NYSE Euronext used the services of LCH.Clearnet Group Limited for clearing transactions executed on its European cash and derivatives markets.

On October 31, 2008, NYSE Euronext announced that NYSE Liffe’s London Market (for the purposes of this section, “NYSE Liffe”) entered into binding agreements with LCH.Clearnet to terminate its clearing arrangements and to establish new arrangements known as “NYSE Liffe Clearing”, whereby NYSE Liffe assumed full responsibility for clearing activities for the U.K. derivatives market. To achieve this, NYSE Liffe became a self-clearing Recognized Investment Exchange and outsourced the existing clearing guarantee arrangements and related risk functions to LCH.Clearnet.

In connection with this arrangement, NYSE Euronext agreed to make a one-time €260 million ($355 million) payment to compensate LCH.Clearnet for economic losses arising as a result of the early termination of its current clearing arrangements with LCH.Clearnet (the “NYSE Liffe Clearing Payment”). This payment was tax deductible. The corresponding expense was classified as “Merger expenses and exit costs” in the consolidated statement of operations for the year ended December 31, 2009.

On May 27, 2009, NYSE Liffe received regulatory approval from the Financial Services Authority (“FSA”) to launch NYSE Liffe Clearing. Following such approval, NYSE Euronext recorded a $355 million expense which was included in merger expenses and exit costs in our consolidated statements of operations for the year ended December 31, 2009.

On July 30, 2009, NYSE Liffe Clearing launched operations and NYSE Euronext made the $355 million payment to LCH.Clearnet.

On May 12, 2010, NYSE Euronext announced that, subject to regulatory approval, it will commence clearing its European securities and derivatives business through two new, purpose-built, clearing houses based in London and Paris. LCH.Clearnet Ltd in London and LCH.Clearnet SA in Paris have been informed that NYSE Euronext’s current contractual arrangements for clearing with them will terminate accordingly at that time. However, NYSE Liffe’s London Market has only indicated its intention to serve a termination notice on its contract with LCH.Clearnet and has not served a formal termination notice. On June 16, 2011, NYSE Euronext announced that LCH.Clearnet agreed to extend the arrangements under which LCH.Clearnet provides clearing services to the European securities and continental derivatives markets of NYSE Euronext. The agreed extension means that the current clearing arrangements will continue to June 2013 for derivatives and December 2013 for cash. No termination fees or penalties will be payable.

As of December 31, 2011, NYSE Euronext retained a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Note 5 — Segment Reporting

NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs to operate as a public company, within “Corporate/ Eliminations.”

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivatives products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of NYSE Euronext’s reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2011
Revenues	$1,135	$2,929	$490	$(2)	$4,552
Operating income (loss)	470	472	122	(214)	850
Total assets	5,718	5,193	1,163	998	13,072
Purchases of property and equipment	37	75	58	—	170
2010
Revenues	$1,088	$2,893	$444	$—	$4,425
Operating income (loss)	439	376	72	(142)	745
Total assets	5,831	5,273	1,214	1,060	13,378
Purchases of property and equipment	67	191	47	—	305
2009
Revenues	$918	$3,397	$363	$6	$4,684
Operating income (loss)	(40)	415	27	(116)	286
Total assets	6,066	5,603	1,476	1,237	14,382
Purchases of property and equipment	102	369	26	—	497

For the year ended December 31, 2009, the operating income (loss) of the Derivatives segment included a $355 million charge recorded in connection with the NYSE Liffe Clearing payment (see Note 4).

Revenues are generated primarily in the Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions segments. Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and post-retirement benefit plans as well as intercompany eliminations of revenues and expenses. For the year ended December 31, 2011, the Corporate operating loss included approximately $85 million of legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse.

For the years ended December 31, 2011, 2010 and 2009, no individual customer accounted for 10% or more of NYSE Euronext’s revenues.

Summarized financial data of NYSE Euronext’s geographic information was as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Revenues
United States	$3,101	$3,064	$3,297
United Kingdom	689	642	544
Continental Europe(1)	762	719	843

Total Revenues	$4,552	$4,425	$4,684

(1)	Includes revenues generated in Asia.

	As of December 31,
	2011	2010	2009
	(In millions)
Long-lived Assets
United States	$628	$688	$626
United Kingdom	289	285	242
Continental Europe	46	48	118

Total Long-lived Assets	$963	$1,021	$986

Note 6 — Earnings per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	2011	2010	2009
Net income	$603	$558	$212
Net loss attributable to noncontrolling interest	16	19	7

Net income attributable to NYSE Euronext	$619	$577	$219

Shares of common stock and common stock equivalents:
Weighted average shares used in basic computation	261	261	260
Dilutive effect of:
Employee stock options and restricted stock units	2	1	1

Weighted average shares used in diluted computation	263	262	261

Basic earnings per share attributable to NYSE Euronext	$2.37	$2.21	$0.84
Diluted earnings per share attributable to NYSE Euronext	$2.36	$2.21	$0.84

As of December 31, 2011, 2010 and 2009, 3.7 million, 3.3 million and 2.6 million restricted stock units, respectively, and stock options to purchase 0.2 million, 0.4 million and 0.6 million shares of common stock, respectively, were outstanding. For the years ended December 31, 2011, 2010 and 2009, zero, 0.2 million and 0.7 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 7 — Pension and Other Benefit Programs

Defined Benefit Pension Plans

NYSE Euronext maintains pension plans covering its U.S. and certain European operations. Effective December 31, 2008, the NYSE Amex benefit plans were merged with benefit plans in the U.S. The benefit accrual for the U.S. operations pension plan are frozen.

Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on the calculation, NYSE Euronext may contribute to its pension plans to the extent such contributions may be deducted for income tax purposes. In 2011 and 2010, NYSE Euronext contributed $42 million and $5 million to the pension plans, respectively. NYSE Euronext anticipates contributing approximately $39 million to its pension plans in 2012.

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

The fair values of NYSE Euronext’s pension plan assets at December 31, 2011, by asset category are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$3	$—	$—	$3
Equity securities:
U.S. large-cap	136	54	—	190
U.S. small-cap	46	41	—	87
International	64	110	—	174
Fixed income securities	—	288	—	288

Total	$249	$493	$—	$742

The fair values of NYSE Euronext’s pension plan assets at December 31, 2010 by asset category were as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$4	$—	$—	$4
Equity securities:
U.S. large-cap	141	53	—	194
U.S. small-cap	64	64	—	128
International	55	130	—	185
Fixed income securities	—	260	—	260

Total	$264	$507	$—	$771

The costs of the plans in 2011 and 2010 have been determined in accordance with the Compensation-Retirement Benefits Topic of the Codification. The measurement dates for the plans are December 31, 2011 and 2010. The following table provides a summary of the changes in the plans’ benefit obligations and the fair value of assets as of December 31, 2011 and 2010 and a statement of funded status of the plans as of December 31, 2011 and 2010 (in millions):

	Pension Plans
	2011		2010
Asset Category	U.S. operations	European operations	U.S. operations	European operations
Change in benefit obligation:
Benefit obligation at beginning of year	$769	$180	$725	$199
Service cost	—	4	—	4
Interest cost	39	8	41	9
Actuarial (gain) loss	110	(9)	52	(3)
Settlement loss (gain)	—	—	—	(5)
Curtailment loss (gain)	—	(1)	(1)	(4)
Plan amendments	—	(9)	—	—
Benefits paid	(47)	(6)	(48)	(7)
Currency translation and other	—	(6)	—	(13)

Benefit obligation at year end	$871	$161	$769	$180

Change in plan assets:
Fair value of plan assets at beginning of year	590	181	564	196
Actual (loss) return on plan assets	(15)	4	74	7
Company contributions	37	5	—	4
Benefits paid	(47)	(6)	(48)	(7)
Settlement	—	—	—	(7)
Currency translation and other	—	(7)	—	(12)

Fair value of plan assets at end of year	$565	$177	$590	$181

Funded status	$(306)	$16	$(179)	$1

Accumulated benefit obligation	$871	$161	$769	$180

Amounts recognized in the balance sheet
Non-current assets	$—	$19	$—	$6
Current liabilities	—	—	—	—
Non-current liabilities	(306)	(3)	(179)	(5)

The components of pension expense/(benefit) are set forth below (in millions):

	Pension Plans
	2011		2010		2009
	U.S. operations	European operations	U.S. operations	European operations	U.S. operations	European operations
Service cost	$—	$4	$—	$4	$—	$4
Interest cost	39	8	41	9	42	11
Estimated return on plan assets	(48)	(9)	(48)	(9)	(52)	(9)
Actuarial (gain) loss	7	—	10	(1)	2	(1)
Settlement (gain) loss	—	—	—	(3)	—	—
Curtailment	—	(1)	—	(4)	—	(3)

Aggregate pension (benefit) expense	$(2)	$2	$3	$(4)	$(8)	$2

The following table shows the payments projected based on actuarial assumptions (in millions):

Pension Plan Payment Projections	U.S. operations	European operations	Total
2012	$48	$6	$54
2013	48	6	54
2014	47	6	53
2015	46	7	53
2016	46	7	53
Next 5 years	235	37	272

Supplemental Executive Retirement Plan

The U.S. operations also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. The future benefit accrual of all SERP plans is frozen. To provide for the future payments of these benefits, the U.S. operations has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2011 and 2010, the cash surrender value of such policies was $41 million and $40 million, respectively, and is included in other non-current assets in the consolidated statements of financial condition. Additionally certain subsidiaries of the U.S. operations maintain equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2011 and 2010, the fair value of these assets was $34 million and $42 million, respectively. Such balance is included in financial investments in the consolidated statements of financial condition.

The following table provides a summary of the changes in the U.S. operations SERP benefit obligations for December 31, 2011 and 2010 (in millions):

	2011	2010
Change in benefit obligations:
Benefit obligation at beginning of year	$87	$89
Service cost	—	—
Interest cost	4	4
Actuarial loss (gain)	7	3
Benefits paid	(9)	(9)

Accumulated benefit obligation	$89	$87

Funded status	$(89)	$(87)
Amounts recognized in the balance sheet
Current liabilities	$(11)	$(9)
Non-current liabilities	(78)	(78)

The components of U.S. operations SERP expense/(benefit) are set forth below (in millions):

	2011	2010	2009
Service cost	$—	$—	$1
Interest cost	4	4	5
Recognized actuarial (gain) loss	1	2	—

Aggregate SERP expense	$5	$6	$6

The following table shows the projected payments for the U.S. operations based on the actuarial assumptions (in millions):

SERP Plan Payment Projections
2012	$11
2013	10
2014	10
2015	11
2016	9
Next 5 years	30

Pension and SERP Plan Assumptions

The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP cost are set forth below:

	2011		2010
	U.S.	Europe	U.S.	Europe
Discount rate (pension/SERP)	4.2%/3.6%	4.8%/N/A	5.3%/4.6%	4.8%/N/A
Expected long-term rate of return on plan assets (pension/SERP)	8.0%/N/A	5.1%/N/A	8.0%/N/A	5.1%/N/A
Rate of compensation increase	N/A	3.4%	N/A	3.5%

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

Post-retirement Benefit Plans

In addition, the U.S. operations maintain defined benefit plans to provide certain health care and life insurance benefits (the “Plans”) for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. These Plans were fully frozen in 2009.

The net periodic post-retirement benefit cost for the U.S. operations was $9 million and $10 million for the years ended December 31, 2011 and 2010, respectively. The defined benefit plans are unfunded. Currently, management does not expect to fund the Plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year (in millions):

	2011	2010
Benefit obligation at the end of year	$207	$208
Benefits paid	15	13
Accrued benefit cost	207	208
Discount rate as of December 31	4.1%	5.2%

The following table shows the payments projected (net of expected Medicare subsidy receipts of $14 million over the next ten fiscal years) based on actuarial assumptions (in millions):

Payment Projections	U.S.
2012	$12
2013	12
2014	12
2015	12
2016	12
Next 5 years	60

For measurement purposes, the U.S. operations assumed an 8.8% annual rate of increase in the per capita cost of covered health care benefits in 2011 which will decrease on a graduated basis to 4.5% in the year 2029 and thereafter.

The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate	1% Increase	1% Decrease
Effect of post-retirement benefit obligation	$1	$(1)
Effect on total of service and interest cost components	22	(19)

Curtailments to the Plans

In 2011 and 2010, NYSE Euronext recorded a $1 million and $4 million curtailment gain as a result of employee actions in Europe.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, before tax, as of December 31, 2011 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Postretirement Benefit Plans	Total
Unrecognized net actuarial loss	$(424)	$(30)	$(59)	$(513)
Unrecognized prior service credit	9	—	18	27

Total amounts included in accumulated other comprehensive loss, before tax	$(415)	$(30)	$(41)	$(486)

The amount of prior service credit and actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost in the coming year is estimated to be (in millions):

	Pension Plans	SERP Plans	Postretirement Benefit Plans	Total
Loss recognition	$13	$1	$2	$16
Prior service cost recognition	—	—	(1)	(1)

Amount to be recognized in net periodic benefit cost	$13	$1	$1	$15

Defined Contribution Plans

Our U.S. and U.K. employees are eligible to participate in a defined contribution plan for which most employees contribute a portion of their salary within legal limits. The U.S. operations match an amount equal to 100% of the first 6% of eligible contributions. The U.K. operations contribute an equivalent of 7% of the employee’s salary for all employees who are active in the savings plan. The U.S. operations also provide benefits under a Supplemental Executive Savings Plan to which eligible employees may contribute. Savings plans expense was $18 million, $18 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in accrued employee benefits payable was $23 million and $24 million at December 31, 2011 and 2010 related to these plans, respectively.

Note 8 — Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2010	$2,332	$1,471	$407	$4,210
Purchase accounting adjustments	—	5	(5)	—
Currency translation and other	(80)	(37)	(43)	(160)

Balance as of December 31, 2010	$2,252	$1,439	$359	$4,050
Acquisitions	—	23	11	34
Purchase accounting adjustments	—	(9)	—	(9)
Currency translation and other	(27)	(19)	(2)	(48)

Balance as of December 31, 2011	$2,225	$1,434	$368	$4,027

The following table presents the details of the intangible assets (in millions):

	Carrying Value	Accumulated Amortization	Useful Life (in years)
Balance as of December 31, 2011
National securities exchange registrations	$4,913	$—	Indefinite
Customer relationships	856	213	7 to 20
Trade names and other	188	47	2 to 20

Other intangible assets	$5,957	$260

	Carrying Value	Accumulated Amortization	Useful Life (in years)
Balance as of December 31, 2010
National securities exchange registrations	$5,003	$—	Indefinite
Customer relationships	852	166	7 to 20
Trade names and other	187	39	2 to 20

Other intangible assets	$6,042	$205

In the U.S., the national securities exchange registrations allow NYSE Arca and NYSE Amex to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) reduce costs because clearing charges are not incurred for trades matched internally on their trading systems. As an operator of five European-based registered national securities exchanges, Euronext is eligible to earn market data fees (both from equity and option trading activities), listing fees and certain trading fees. The national securities exchange registrations were valued using the excess earnings income approach.

For the years ended December 31, 2011, 2010 and 2009, amortization expense for the intangible assets was approximately $61 million, $58 million and $58 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets is as follows (in millions):

Year Ending December 31,
2012	$58
2013	58
2014	58
2015	58
2016	58
Thereafter	494

Total	$784

Note 9 — Stock-Based Compensation

Under the Stock Incentive Plan, NYSE Euronext may grant stock options and other equity awards to employees. NYSE Euronext’s approach to the incentive compensation awards contemplates awards of stock options and restricted stock units (“RSUs”).

Stock options are granted at an exercise price equal to the market price at the date of grant. Stock options granted generally vest and become exercisable over a period of three to four years, and generally expire after ten years. We have not granted stock options in 2011 or 2010. As of December 31, 2011, 2010 and 2009, the total aggregate intrinsic value of stock options outstanding was $3 million, $5 million and $5 million, respectively. As of December 31, 2011, 2010 and 2009, the total aggregate intrinsic value of stock options exercisable was $3 million, $5 million and $4 million, respectively.

For the year ended December 31, 2011, 2010 and 2009, NYSE Euronext recorded $40 million, $38 million and $43 million, respectively, of stock-based compensation. As of December 31, 2011, there was approximately $36 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over approximately three years. Cash received from employee stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $6 million, $1 million and $1 million, respectively. NYSE Euronext satisfies stock option exercises with newly issued shares.

The following table summarizes information about stock option activity (number of stock options in thousands):

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	440	$17.67	563	$17.57
Awards exercised	(258)	21.96	(107)	13.32
Awards cancelled	(3)	11.13	(16)	38.64

Outstanding at end of year	179	$11.70	440	$17.67

Additional information regarding stock options outstanding as of December 31, 2011 is as follows (number of stock options in thousands):

	Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable
Exercise Price				Number Exercisable	Weighted Average Exercise Price
$ 3.82 – $ 6.26	36	1.6	$4.51	36	$4.51
$ 11.50 – $19.30	143	2.7	$13.54	143	$13.54

	179	2.5	$11.70	179	$11.70

The following table summarizes information about the RSU activity (stock units in thousands):

	2011	2010
Outstanding at beginning of year	3,318	2,616
Awards granted	1,637	1,486
Awards cancelled	(155)	(185)
Awards vested	(1,061)	(599)

Outstanding at end of year	3,739	3,318
Weighted average fair value per share for RSUs granted during period	$33.76	$23.78

Note 10 — Related Party Transactions

The following table presents revenues (expenses) derived from or incurred with these related parties (in millions):

	Year Ended December 31,
	2011	2010	2009
LCH.Clearnet	$(46)	$(44)	$(364)
Qatar	8	26	9
NYPC	1	—	—

See Note 3 for a discussion of our relationships with Qatar and NYPC, and Note 4 for a discussion of NYSE Liffe Clearing and our relationship with LCH.Clearnet.

Note 11 — Fair Value of Financial Instruments

NYSE Euronext accounts for certain financial instruments at fair value in accordance with the Fair Value Measurements and Disclosures Topic of the Codification. The Fair Value Measurements and Disclosures Topic defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments is determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.

In accordance with the Fair Value Measurements and Disclosures Topic, NYSE Euronext has categorized its financial instruments measured at fair value into the following three-level fair value hierarchy based upon the level of judgment associated with the inputs used to measure the fair value:

•

Level 1:    Inputs are unadjusted quoted prices for identical assets or liabilities in an active market that NYSE Euronext has the ability to access. Generally, equity and other securities listed in active markets and mutual funds with quoted market prices are reported in this category.

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 (in millions):

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$34	$—	$—	$34
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$34	$2	$—	$36
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$37	$—	$—	$37
Corporate Bonds	—	1	—	1
Auction Rate Securities	—	—	7	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	—	6	—	6

Total Financial investments	$38	$7	$7	$52
Liabilities
Foreign exchange derivative contracts	$—	$—	$—	$—

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of SERP and SESP.

The fair value of our long-term debt instruments was approximately $2.2 billion as of December 31, 2011. The carrying value of all other financial assets and liabilities approximates fair value. As of December 31, 2011 and December 31, 2010, NYSE Euronext had zero and $7 million, respectively of Level 3 securities consisting of auction rate securities purchased by NYSE Amex prior to its acquisition by NYSE Euronext on October 1, 2008. Since February 2008, these auction rate securities failed at auction and are currently not valued at par. The decrease in the amount of auction rate securities from $7 million at December 31, 2010 to zero is attributable to the disposal of all of these securities.

Note 12 — Derivatives and Hedges

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

The following table presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the consolidated statement of financial condition as of December 31, 2011 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$673	$2	$3
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$673	$2	$3

(1)	Included in “Financial investments” in the consolidated statements of financial condition.

(2)	Included in “Short term debt” in the consolidated statements of financial condition.

The following table presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the consolidated statement of financial condition as of December 31, 2010 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$425	$6	$—

Total derivatives	$425	$6	$—

(1)	Included in “Financial investments” in the consolidated statements of financial condition.

(2)	Included in “Short term debt” in the consolidated statements of financial condition.

The effective portion and the ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedge items under net investment hedging relationship for the year ended December 31, 2011 were insignificant.

Pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the year ended December 31, 2010 were as follows (in millions):

Derivatives in Net Investment Hedging Relationship	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)	Gain/(Loss) Recognized in Income (Ineffective Portion)
Foreign exchange contracts	$(11)	$0

Pre-tax gains (losses) recognized in income on derivative instruments not designated in hedging relationship were as follows (in millions):

	Year ended December 31,
Derivatives Not Designated as Hedging Instruments	2011	2010
Foreign exchange contracts	$4	$16

For the year ended December 31, 2011, NYSE Euronext also entered into euro/U.S. dollar, sterling/U.S. dollar and sterling/euro foreign exchange contracts in place with tenors less than three months in order to hedge various financial positions. These contracts were not designated as hedging instruments under the Derivative and Hedging Topic. As of December 31, 2011, NYSE Euronext had a £209 million ($325 million) sterling/U.S. dollar foreign exchange swap outstanding with a negative fair value of zero and a €268 million ($348 million) euro/U.S. dollar foreign exchange swaps outstanding with a net negative fair value of $1 million. These instruments matured during January 2012. For the year ended December 31, 2011, the cumulative net gain recognized under foreign exchange in “Other income” in the consolidated statements of operations amounted to $4 million.

Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the year ended December 31, 2011 was $12 million, and pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the year ended December 31, 2010 was $132 million.

For the year ended December 31, 2011, NYSE Euronext had no derivative instruments in cash flow hedging relationships and net investment hedging relationships.

Note 13 — Financial Investments

A summary of current investments was as follows (in millions):

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses(2)	Fair Value
Mutual Funds (SERP/SESP)(1)	$33	$1	$—	$34
Foreign exchange derivative contracts	2	—	—	2

Financial Investments	$35	$1	$—	$36

	December 31, 2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses(2)	Fair Value
Mutual Funds (SERP/SESP)(1)	$36	$1	$—	$37
Corporate Bonds	1	—	—	1
Auction Rate Securities	7	—	—	7
Equity Securities	1	—	—	1
Foreign exchange derivative contracts	6	—	—	6

Financial Investments	$51	$1	$—	$52

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of SERP and SESP.

(2)	As of December 31, 2011, all unrealized losses have been reported for less than 12 months.

NYSE Euronext received gross proceeds from the sale of available-for-sale current investments of $971 million and $487 million with gross realized gains amounting to $2 million and $1 million and gross realized losses of zero and $1 million for the years ended December 31, 2011 and 2010, respectively.

During 2011, NYSE Euronext has not recorded any impairment loss on available-for-sale securities.

The following table summarizes the adjusted cost and fair value of available-for-sale fixed income securities and other interest rate investments, by contractual maturity (in millions):

	December 31,
	2011		2010
	Adjusted Cost	Fair Value	Adjusted Cost	Fair Value
Due in 1 year or less	$—	$—	$—	$—
Due in 1 to 5 years	—	—	—	—
Due in 5 to 10 years	—	—	—	—
Not due at a single maturity date(1)	—	—	7	8

Financial Investments	$—	$—	$7	$8

(1)	Includes asset-backed securities, collateralized mortgage obligations and auction rate securities.

Note 14 — Debt

Short term and long term debt consisted of the following (in millions):

	December 31,
	2011	2010
Commercial paper program	$—	$330
Accrued interest on long-term debt and other	39	36

Short term debt	39	366
4.8% USD 750 million unsecured bond due June 2013 (amortized cost)	749	749
5.375% EUR 1 billion unsecured bond due June 2015 (amortized cost)	1,287	1,325

Long term debt	2,036	2,074

Total debt	$2,075	$2,440

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2011, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.4 billion syndicated revolving bank facility maturing on July 31, 2012. This bank facility is also available for general corporate purposes and was not drawn as of December 31, 2011. This bank facility was initially entered into in 2007 for an amount of $2.0 billion and was subsequently amended on December 8, 2011. Pursuant to the amendment, the size of the facility decreased to $1,357 million as of December 8, 2011 and will further decrease to $1.2 billion as of April 4, 2012.

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

As of December 31, 2011, the debt repayment schedule was as follows (in millions):

Due in 2012	$39
Due in 2013	749
Due in 2014	—
Due in 2015	1,287
Due in 2016 or later	—

Total debt	$2,075

Note 15 — Income Taxes

Income tax provision

The income (loss) from operations before income taxes consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Domestic	$161	$166	$52
International	564	520	153

Total	$725	$686	$205

The income tax provision (benefit) consisted of the following (in millions):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$71	$18	$(31)
State and local	22	17	(15)
International	81	56	26
Deferred:
Federal	(22)	60	63
State and local	(19)	(10)	20
International	(11)	(13)	(70)

Total	$122	$128	$(7)

The reconciliation between the statutory and effective tax rates is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	0.9	0.6	3.2
Foreign operations	(13.8)	(14.1)	(38.6)
Tax rate changes	(6.6)	(3.4)	—
Other	1.3	0.6	(3.2)

Effective tax rate	16.8%	18.7%	(3.6)%

For the year ended December 31, 2011, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to lower tax rates on its foreign operations, the expiration of the statutes of limitations in various jurisdictions and a discrete deferred tax benefit related to an enacted reduction in corporate tax rate in the United Kingdom. In 2010, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to lower tax rates on its foreign operations, the expiration of the statutes of limitations in various jurisdictions and a discrete deferred tax benefit related to an enacted reduction in corporate tax rate in both the United Kingdom and the Netherlands. In 2009, NYSE Euronext’s effective tax rate is lower than the statutory rate primarily due to higher earnings generated from our foreign operations, where the applicable tax rate is lower than the statutory rate, and the recognition of previously unrecognized tax benefits.

For the years ended December 31, 2011 and 2010, the exercise of stock options and vesting of restricted stock units did not result in any tax benefit.

Deferred income taxes

Deferred tax asset and liability balances consisted of the following (in millions):

	December 31,
	2011	2010
Current deferred tax arising from:
Deferred revenue	$32	$34
Deferred compensation	16	18
Depreciation	—	39
Other	60	29

Current deferred assets	$108	$120

Depreciation and other	$23	$2

Current deferred liabilities	$23	$2

Non-current deferred tax arising from:
Deferred revenue	$143	$146
Depreciation	36	46
Stock-based compensation	21	25
Deferred compensation	135	135
Pension	138	93
Net operating loss	120	153
Valuation allowance	(29)	(24)
Other	30	59

Non-current deferred assets	$594	$633

Intangible assets	$1,681	$1,800
Software capitalization	53	67
Pension	—	13
Depreciation and other	166	127

Non-current deferred liabilities	$1,900	$2,007

Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including undistributed earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.

As of December 31, 2011 and 2010, NYSE Euronext had approximately $191 million and $297 million, respectively, of net operating losses (“NOL”) for federal and foreign tax purposes, which will begin to expire in 2021. A valuation allowance was recorded against approximately $29 million and $24 million of certain NOL as of December 31, 2011 and 2010, respectively, as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management’s belief that it is more likely than not that such assets will be realized.

Unrecognized tax benefits

In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, a reconciliation of the gross unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of the year	$75	$89	$80
(Decreases) increases based on tax positions taken during a prior period	—	—	(3)
Increases based on tax positions taken during the current period	21	20	22
Decreases related to a lapse of applicable statute of limitation	(16)	(27)	(11)
Currency translation	(1)	(3)	1
Settlements	(3)	(4)	—

Balance at end of the year	$76	$75	$89

Included in the ending balance at December 31, 2011 and 2010 are $76 million and $74 million, respectively, of tax positions which, if recognized, would affect the effective tax rate, and there were no tax positions for which there is uncertainty about the timing of tax benefit in either 2011 and 2010.

NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, we recorded $2 million, $1 million and $4 million, respectively, for interest and penalties in our consolidated statements of operations. For the years ended December 31, 2011 and 2010, the accrued net interest payable related to the above net tax benefit was $3 million in both years.

In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Examination in Progress	Open Tax Years
U.S.	2000-2008	2009-2011
Netherlands	None	2009-2011
France	None	2009-2011
United Kingdom	None	2009-2011
Belgium	None	2009-2011
Portugal	None	2009-2011

It is reasonably possible that unrecognized tax benefits change significantly during the next twelve months. At this time, it is not possible to estimate the change or its impact on our effective tax rate over the next twelve months.

Note 16 — Commitments and Contingencies

Legal Matters

The following is a summary of significant legal matters as of December 31, 2011:

IRS Notice

In November 2009, the Internal Revenue Service (“IRS”) issued a notice of proposed adjustment seeking to disallow approximately $161 million in deductions taken by the NYSE for compensation paid to its former Chairman and Chief Executive Officer in the tax years 2001, 2002 and 2003. In February 2010, the NYSE filed a protest of the proposed disallowance. Subsequent to an appeals conference in the matter, the Internal Revenue Service Appeals Office issued a determination on October 5, 2011 that there was no deficiency in the tax returns filed by NYSE for the years 2001, 2002 and 2003, thereby resolving the matter in favor of the NYSE.

Shareholder Lawsuits

Following the announcement of the business combination agreement with Deutsche Börse on February 15, 2011, various lawsuits were filed by purported NYSE Euronext shareholders in Delaware and New York state courts. The plaintiffs sought to litigate on behalf of a proposed class of all NYSE Euronext shareholders, and the named defendants included the members of NYSE Euronext’s Board of Directors and certain of its officers, as well as NYSE Euronext, Deutsche Börse and related corporate entities. Each lawsuit asserted a claim for breach of fiduciary duty against the individual defendants and a claim for aiding and abetting against one or more of the entity defendants. In general, the lawsuits critiqued the terms of the proposed transaction with Deutsche Börse and sought, among other things, an injunction against its completion. Amended complaints were filed in April 2011, asserting additional claims that the individual defendants did not fully inform themselves about whether greater value could be achieved through the sale of NYSE Euronext to a third party, and that the registration statement filed in connection with the proposed transaction with Deutsche Börse contained material misstatements and omissions.

On June 16, 2011, the plaintiffs, the NYSE Euronext defendants, Deutsche Börse and Alpha Beta Netherlands Holding N.V., a public limited liability company incorporated under the laws of the Netherlands for purposes of completing the business combination transaction between NYSE Euronext and Deutsche Börse (“Holdco”), entered into a memorandum of understanding (“MOU”) setting forth their agreement in principal regarding a proposed settlement of all claims asserted in the actions. As part of the proposed settlement, the NYSE Euronext defendants acknowledged that the pendency and prosecution of the actions were a factor in the decision of the NYSE Euronext Board of Directors to support management’s recommendation that, if the proposed transaction with Deutsche Börse were completed, Holdco declare a special dividend following consummation of such transaction and, therefore, that NYSE Euronext shareholders would be entitled to appraisal rights if the transaction were completed. Under the MOU, NYSE Euronext, Deutsche Börse and/or their successors would pay plaintiffs’ attorneys fees in an amount to be negotiated if the proposed transaction were consummated and the Delaware court approved the settlement. The plaintiffs also agreed to withdraw their motion for a preliminary injunction filed on May 26, 2011 in the Delaware action. The proposed settlement was contingent upon, among other things, the execution of a formal stipulation of the settlement, Delaware court approval following notice to the class, final dismissal of the actions with prejudice, and completion of the business combination transaction between NYSE Euronext and Deutsche Börse.

On February 2, 2012, following the European Commission’s decision to prohibit completion of the business combination transaction, the parties to the business combination agreement between NYSE Euronext and Deutsche Börse agreed to terminate the business combination agreement. In light of this development, the plaintiffs in the Delaware action have voluntarily dismissed their action without prejudice and the plaintiffs in the New York action have advised the New York court that they also intend to seek dismissal.

BlueNext Tax Matter

In June 2011, BlueNext, a joint venture that NYSE Euronext indirectly holds with CDC Climat, a subsidiary of Caisse des Dépôts, received notice from the French Tax Authorities of a tax reassessment arising from a tax audit for the period from January 2006 through May 2009. The asserted liability, including penalties, was €355 million. This reassessment involved claimed negligence of BlueNext relating to value-added tax frauds allegedly committed prior to May 2009 by certain third-party participants in the CO2 market operated by BlueNext. BlueNext originally discovered these alleged frauds (in which BlueNext was not implicated) and reported them to the French Tax Authorities in 2008. On December 22, 2011, BlueNext reached a settlement regarding its liability in the matter in the total amount of €31.8 million (approximately $42 million), including penalties. This $42 million charge was included in “Selling, general and administrative” in the consolidated statement of operations for the year ended December 31, 2011 with an offsetting $17 million recorded as “Net loss attributable to noncontrolling interest” corresponding to Caisse des Dépôts’ 40% pro rata share of such charge. Therefore, excluding tax considerations, the net impact of such settlement on NYSE Euronext’s results of operations for the year ended December 31, 2011 was approximately $25 million.

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

Commitments

NYSE Euronext leases office space under non-cancelable operating leases and equipment that expire at various dates through 2029. Rental expense under these leases, included in the consolidated statements of operations in both occupancy and systems and communications, totaled $90 million, $97 million and $123 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future payments under these obligations as of December 31, 2011 were as follows (in millions):

	Operating leases		Other Commitments(1)	Total
Year	Office Space	Equipment
2012	$60	$3	$40	$103
2013	56	2	37	95
2014	50	1	—	51
2015	42	—	—	42
2016	25	—	—	25
2017-Thereafter	106	—	—	106

	$339	$6	$77	$422

(1)	Primarily reflects the outstanding commitment for our investment in the Qatar Exchange.

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

In the normal course of business, NYSE Euronext may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, NYSE Euronext expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE Euronext that have not yet been made, NYSE Euronext’s potential exposure under these arrangements is unknown. NYSE Euronext also has obligations related to unrecognized tax positions, the put feature of NYSE Amex Options, deferred compensation and other post-retirement benefits. The date of the payment under these obligations cannot be determined.

Note 17 — Detail of Certain Balance Sheet Accounts

Property and equipment — Components of property and equipment were as follows (in millions):

	December 31,
	2011	2010
Land, buildings and building improvements	$544	$544
Leasehold improvements	436	407
Computers and equipment, including capital leases of $9 and $13	673	737
Software, including software development costs	1,001	945
Furniture and fixtures	19	23

	2,673	2,656
Less: accumulated depreciation and amortization, including $9 and $13 for capital leases	(1,710)	(1,635)

	$963	$1,021

NYSE Euronext capitalized software development costs of approximately $73 million and $68 million in 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized $76 million, $79 million and $84 million, respectively, of amortization related to capitalized software development costs. Unamortized capitalized software development costs of $143 million and $146 million as of December 31, 2011 and 2010, respectively, were included in the net book value of property and equipment.

Accounts payable and accrued expenses — Components of accounts payable and accrued expenses were as follows (in millions):

	December 31,
	2011	2010
Trade payables	$313	$258
Income tax payable (including uncertain tax positions)	143	86
Accrued compensation (including severance)	216	255
Other accrued expenses	129	173

	$801	$772

Other assets (non-current) — Components of non-current other assets were as follows (in millions):

	December 31,
	2011	2010
Investments at cost	$367	$375
Equity method investments	197	178
Asset held-for sale	—	46
Deposits, debt issuance costs and other	73	64

	$637	$663

Note 18 — Subsequent Events

On February 15, 2011, we entered into a Business Combination Agreement with Deutsche Börse, pursuant to which the two companies agreed to the Proposed Business Combination, pursuant to which they would combine their respective businesses and become subsidiaries of a newly formed Dutch holding company. Completion of the Proposed Business Combination was subject to the satisfaction of several conditions, including, among others, approvals by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe.

On February 1, 2012, the EU Competition Commission issued a formal decision disapproving the Proposed Business Combination. In light of the EU Commission’s decision, on February 2, 2012, NYSE Euronext and Deutsche Börse announced that they mutually agreed to terminate the Business Combination Agreement.

Quarterly Financial Data (unaudited)

The following represents NYSE Euronext’s unaudited quarterly results for the years ended December 31, 2011 and 2010. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In millions, except per share data)
2011
Total revenues	$1,148	$1,092	$1,258	$1,054
Operating income	243	224	259	124

Net income	151	150	206	96
Net loss (income) attributable to noncontrolling interest	4	4	(6)	14

Net income attributable to NYSE Euronext	155	154	200	110
Basic earnings per share attributable to NYSE Euronext	$0.59	$0.59	$0.76	$0.43
Diluted earnings per share attributable to NYSE Euronext	$0.59	$0.59	$0.76	$0.43
2010
Total revenues	$1,083	$1,247	$1,050	$1,045
Operating income	205	215	155	170

Net income	125	179	123	131
Net loss attributable to noncontrolling interest	5	5	5	4

Net income attributable to NYSE Euronext	130	184	128	135
Basic earnings per share attributable to NYSE Euronext	$0.50	$0.70	$0.49	$0.52
Diluted earnings per share attributable to NYSE Euronext	$0.50	$0.70	$0.49	$0.51

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During 2011, no changes were made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report on Form 10-K.

Management’s Certifications

We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011, the certifications of the Chief Executive Officer and the Chief Financial Officer of NYSE Euronext required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of NYSE Euronext

Information relating to our board of directors will be set forth under “Election of Directors — Nominees for Election to the Board of Directors” in our 2012 Proxy Statement. Information relating to our executive officers is set forth under “Executive Officers of NYSE Euronext” herein. Information regarding compliance by our directors, executive officers and 10% stockholders with the reporting requirements of Section 16(a) of the Exchange Act, if applicable, will be set forth under “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement. Information relating to our Audit Committee financial expert, our Nominating and Governance Committee and our Audit Committee will be set forth under the caption “Corporate Governance — Board Meetings and Committees” in our 2012 Proxy Statement. The foregoing information is incorporated herein by reference.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. This code meets the requirements of a “code of ethics” as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is the principal financial officer) and Chief Accounting Officer (who is the principal accounting officer), as well as all other employees, as indicated above. This code also meets the requirements of a code of ethics and business conduct under the NYSE listing standards. Our Code of Ethics and Business Conduct is available on our website at www.nyse.com under the heading “Investor Relations — Corporate Governance — Overview — Governance Policies.” We will also provide a copy of the code to stockholders at no charge upon written request. Any amendment to the NYSE Euronext Code of Ethics and Business Conduct and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to our executive officer and director compensation will be set forth under “Compensation of Executive Officers” and “Corporate Governance — Compensation of Directors” in our 2012 Proxy Statement. Information relating to our Human Resources and Compensation Committee will be set forth under “Corporate Governance — Board Meetings and Committees” in our 2012 Proxy Statement. The foregoing information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of our management and certain beneficial owners of our common stock will be set forth under “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans is set forth under Item 5 “— Outstanding Options and Restricted Stock.” The foregoing information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions and director independence will be set forth under “Other Matters — Certain Relationships and Related Transactions” and “Corporate Governance — Director Independence” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding Principal Accounting Fees and Services, as well as audit committee pre-approval policies and procedures, will be set forth under “Report of Audit Committee and Ratification of Selection of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NYSE EURONEXT

Page
Management’s Report on Internal Control over Financial Reporting	77
Report of Independent Registered Public Accounting Firm	78
Consolidated Statements of Financial Condition as of December 31, 2011 and 2010	79
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	80
Consolidated Statements of Comprehensive Income for Years Ended December 31, 2011, 2010 and 2009	81
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-controlling Interest for the Years Ended December 31, 2011, 2010 and 2009	82
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	84
Notes to the Consolidated Financial Statements	85

(b) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of February 15, 2011, by and among NYSE Euronext, Deutsche Börse AG, Alpha Beta Netherlands Holding N.V. and Pomme Merger Corporation (incorporated by reference to Exhibit 2.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on February 16, 2011).
2.2	Amendment No. 1, dated as of May 2, 2011, to Business Combination Agreement, dated as of February 15, 2011, by and among NYSE Euronext, Deutsche Börse AG, Alpha Beta Netherlands Holding N.V. and Pomme Merger Corporation (incorporated by reference to Exhibit 2.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 6, 2011).
2.3	Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Euronext’s registration statement on Form S-4/A filed with the SEC on November 27, 2008 (File No. 333-137506)).
3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (incorporated by reference to Exhibit 3.1 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
3.2	Amended and Restated Bylaws of NYSE Euronext.
4.1	Agency Agreement, dated as of April 23, 2008, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 24, 2008).
4.2	Indenture dated as of May 29, 2008 between NYSE Euronext and Wilmington Trust Company, as Trustee, relating to Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).
4.3	First Supplemental Indenture dated as of May 29, 2008 between NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as authenticating agent, calculation agent, paying agent, security registrar and transfer agent, relating to Senior Notes due June 28, 2013 (incorporated by reference to Exhibit 4.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on May 30, 2008).
4.4	First Supplemental Agency Agreement, dated as of April 22, 2009, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO Bank N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 23, 2009).
10.1	Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (incorporated by reference to Exhibit 10.29 to Archipelago’s registration statement on Form S-1 (File No. 333-11326)).

10.2	Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (incorporated by reference to Exhibit 10.47 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.3	Letter Agreement dated June 9, 2011 among NYSE Euronext, LCH.Clearnet Group Limited and LCH.Clearnet S.A.*
10.4	Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/Beursplein, 1000 Brussels, Belgium (unofficial English translation) (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.5	Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.6	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.7	Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).*
10.8	Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.9	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.10	Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.11	Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.12	Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007 (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 2, 2007).
10.13	Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on April 9, 2007).
10.14	Amendment No. 1, dated as of December 8, 2011, to Credit Agreement, dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on December 14, 2011).
10.15	Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).

10.16	Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on May 1, 2007).
10.17	NYSE Euronext 2006 Stock Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.19 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).
10.18	Form of Restricted Stock Unit Agreement Pursuant to NYSE Group, Inc. 2006 Stock Incentive Plan (for non-employee directors).
10.19	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.’s registration statement on Form S-1 (File No. 333-132390)).
10.20	Euronext 2001 stock option plan (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.21	Euronext 2004 stock option plan (incorporated by reference to Exhibit 10.57 to NYSE Euronext’s registration statement on Form S-4 (File No. 333-137506)).
10.22	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (incorporated by reference to Exhibit 99.10 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.23	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (incorporated by reference to Exhibit 99.11 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.24	Euronext N.V. Share Purchase and Match French Plan (incorporated by reference to Exhibit 99.12 to NYSE Euronext’s registration statement on Form S-8 (File No. 333-141869)).
10.25	Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007).
10.26	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.3 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).
10.27	Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.4 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).
10.28	NYSE Euronext Omnibus Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.33 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).
10.29	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for employees generally) (incorporated by reference to Exhibit 10.34 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.30	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for certain management committee members) (incorporated by reference to Exhibit 10.35 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).
10.31	Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for non-employee directors) (incorporated by reference to Exhibit 10.36 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).
10.32	Form of Restricted Stock Unit Agreement for Participants in France Pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.37 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).
10.33	Form of Restricted Stock Unit Agreement for Participants in France Pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.38 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 28, 2011).
10.34	Form of U.S. Named Executive Officer Employment Agreement.
10.35	Shareholders’ Agreement relating to Qatar Securities Market dated June 24, 2008 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.5 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).
10.36	Form of Phantom Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).
10.37	NYSE Group, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.50 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.38	New York Stock Exchange, Inc. Capital Accumulation Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.51 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.39	New York Stock Exchange, Inc. ICP Award Deferral Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.52 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.40	New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.53 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.41	Amendment Number One to New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.54 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.42	Securities Industry Automation Corporation Supplemental Incentive Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.55 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).
10.43	Clearing Relationship Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited (incorporated by reference to Exhibit 10.56 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on February 27, 2009).*

10.44	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.45	Amendment to the Shareholders’ Agreement relating to Qatar Securities Market dated June 19, 2009 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on June 25, 2009).
10.46	Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.47	Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.2 to NYSE Euronext’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.48	Employment Agreement by and between Dominique Cerutti and NYSE Euronext, dated September 7, 2009 (incorporated by reference to Exhibit 10.75 to NYSE Euronext’s Annual Report on Form 10-K filed with the SEC on March 1, 2010).
12	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries.
23	Consent of PricewaterhouseCoopers LLP.
24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).
31.1	Rule 13a-14(a) Certification (CEO).
31.2	Rule 13a-14(a) Certification (CFO).
32	Section 1350 Certifications.
101.INS	XBRL Report Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.CAL	XBRL Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYSE Euronext

By:	/s/ DUNCAN L. NIEDERAUER
Name: Duncan L. Niederauer Title: Chief Executive Officer

Date: February 28, 2012

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

Signature	Title	Date

/S/ DUNCAN L. NIEDERAUER Duncan L. Niederauer	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/S/ MICHAEL S. GELTZEILER Michael S. Geltzeiler	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/S/ STÉPHANE BIEHLER Stéphane Biehler	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 28, 2012

/S/ JAN-MICHIEL HESSELS Jan-Michiel Hessels	Director (Chairman)	February 28, 2012

/S/ MARSHALL N. CARTER Marshall N. Carter	Director (Deputy Chairman)	February 28, 2012

/S/ ANDRE BERGEN André Bergen	Director	February 28, 2012

/S/ ELLYN L. BROWN Ellyn L. Brown	Director	February 28, 2012

/S/ DOMINIQUE CERUTTI Dominique Cerutti	Director	February 28, 2012

/S/ PATRICIA M. CLOHERTY Patricia M. Cloherty	Director	February 28, 2012

/S/ SIR GEORGE COX Sir George Cox	Director	February 28, 2012

/S/ SYLVAIN HEFES Sylvain Hefes	Director	February 28, 2012

/S/ DUNCAN M. MCFARLAND Duncan M. McFarland	Director	February 28, 2012

/S/ JAMES J. MCNULTY James J. McNulty	Director	February 28, 2012

/S/ RICARDO SALGADO Ricardo Salgado	Director	February 28, 2012

/S/ ROBERT G. SCOTT Robert G. Scott	Director	February 28, 2012

/S/ JACKSON P. TAI Jackson P. Tai	Director	February 28, 2012

/S/ RIJNHARD VAN TETS Rijnhard van Tets	Director	February 28, 2012

/S/ SIR BRIAN WILLIAMSON Sir Brian Williamson	Director	February 28, 2012