Form 10-Q
period 2012-03-31
NYSE Euronext
filed 2012-05-04
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 4, 2012, the registrant had approximately 254 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE ® ,” “NYSE BlueTM,” “NYSE Liffe ® ,” “Pacific Exchange ®” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA® ” is a trademark of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and is used under license from FINRA.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed for the year ended December 31, 2011, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.

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

Item 1. Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$369	$396
Financial investments	32	36
Accounts receivable, net	528	497
Deferred income taxes	67	108
Other current assets	153	152

Total current assets	1,149	1,189
Property and equipment, net	965	963
Goodwill	4,144	4,027
Other intangible assets, net	5,827	5,697
Deferred income taxes	544	594
Other assets	666	637

Total assets	$13,295	$13,107

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$627	$836
Related party payable	40	40
Section 31 fees payable	67	116
Deferred revenue	393	130
Short term debt	66	39
Deferred income taxes	21	23

Total current liabilities	1,214	1,184
Long term debt	2,074	2,036
Deferred income taxes	1,930	1,900
Accrued employee benefits	589	620
Deferred revenue	377	371
Related party payable	38	37
Other liabilities	25	26

Total liabilities	6,247	6,174

Commitments and contingencies
Redeemable noncontrolling interest	303	295

Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 278 and 277 shares issued; 255 and 258 shares outstanding	3	3
Common stock held in treasury, at cost; 23 and 19 shares	(643)	(516)
Additional paid-in capital	7,979	7,982
Retained earnings	528	518
Accumulated other comprehensive loss	(1,181)	(1,406)

Total NYSE Euronext stockholders’ equity	6,686	6,581
Noncontrolling interest	59	57

Total equity	6,745	6,638

Total liabilities and equity	$13,295	$13,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Revenues
Transaction and clearing fees	$609	$815
Market data	91	96
Listing	110	109
Technology services	86	82
Other revenues	56	46

Total revenues	952	1,148
Transaction-based expenses:
Section 31 fees	66	89
Liquidity payments, routing and clearing	285	380

Total revenues, less transaction-based expenses	601	679

Other operating expenses:
Compensation	160	161
Depreciation and amortization	66	70
Systems and communications	45	52
Professional services	73	69
Selling, general and administrative	61	63
Merger expenses and exit costs	31	21

Total other operating expenses	436	436

Operating income	165	243
Interest expense	(29)	(30)
Investment income	1	1
Loss from associates	(1)	(1)

Income before income taxes	136	213
Income tax provision	(45)	(62)

Net income	91	151
Net (income) loss attributable to noncontrolling interest	(4)	4

Net income attributable to NYSE Euronext	$87	$155

Basic earnings per share attributable to NYSE Euronext	$0.34	$0.59

Diluted earnings per share attributable to NYSE Euronext	$0.34	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net income	$91	$151
Foreign currency translation, after impact of net investment hedge gain (loss) of ($2) and $1 and taxes of $1 and $0, respectively	210	309
Change in market value adjustments of available-for-sale securities, net of taxes of $(6) and $(1)	13	2
Employee benefit plan adjustments:
Net (losses) gains, net of taxes of $(2) and $0	2	—

Total comprehensive income	316	462
Less: comprehensive loss attributable to noncontrolling interest	4	2

Comprehensive income attributable to NYSE Euronext	$320	$464

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$91	$151

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66	72
Deferred income taxes	77	(20)
Deferred revenue amortization	(23)	(23)
Stock-based compensation	13	10
Other non-cash items	1	4
Change in operating assets and liabilities:
Accounts receivable, net	(27)	(36)
Other assets	(35)	(43)
Accounts payable, accrued expenses, and Section 31 fees payable	(217)	(54)
Related party payable	—	—
Deferred revenue	286	248
Accrued employee benefits	(32)	(45)

Net cash provided by operating activities	200	264
Cash flows from investing activities:
Sales of short term financial investments	272	245
Purchases of short term financial investments	(267)	(235)
Purchases of equity investments and businesses, net of cash acquired	(28)	(2)
Net proceeds from disposition of asset held-for-sale	—	34
Purchases of property and equipment	(43)	(35)
Other investing activities	25	(25)

Net cash used in investing activities	(41)	(18)
Cash flows from financing activities:
Commercial paper (repayments) borrowings, net	—	(209)
Dividends to shareholders	(77)	(78)
Purchases of treasury stock	(127)	—
Employee stock transactions and other	(11)	(5)

Net cash used in financing activities	(215)	(292)
Effects of exchange rate changes on cash and cash equivalents	29	28

Net decrease in cash and cash equivalents for the period	(27)	(18)
Cash and cash equivalents at beginning of period	396	327

Cash and cash equivalents at end of period	$369	$309

Non-cash investing and financing activities:
Acquisition of APX	$—	$40

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Note 2—Strategic Investments and Divestitures

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

Fixnetix

On March 7, 2012, NYSE Euronext acquired approximately 25% of the outstanding shares in Fixnetix Limited, a leading service provider of ultra-low latency data provision, co-location, trading services and risk controls for more than 50 markets worldwide.

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

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put back approximately 5% of the total outstanding shares of NYSE Amex Options to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statement of financial condition as of March 31, 2012.

NYSE BlueTM

On February 18, 2011, we formed NYSE Blue through the combination of APX, Inc. and our 60% stake in BlueNext SA (“BlueNext”), with NYSE Euronext as the majority owner of NYSE Blue. NYSE Blue, through these companies, provided, among other things, infrastructure and services to environmental sponsors and market participants as well as its registry services for renewable energy in the United States and voluntary carbon credits worldwide. On April 5, 2012, NYSE Blue was unwound, resulting in NYSE Euronext taking back ownership of its 60% stake in Bluenext and relinquishing its interest in APX, Inc. Prior to the completion of this unwind, NYSE Euronext consolidated the results of operations and financial condition of NYSE Blue (which included the results of BlueNext and APX, Inc.). Following this unwind, NYSE Euronext will consolidate the results of operations and financial condition of BlueNext.

Note 3—Restructuring

Severance Costs

As a result of streamlining certain business processes, NYSE Euronext has launched various voluntary and involuntary severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through March 31, 2012 and the remaining accrual as of March 31, 2012 (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of December 31, 2011	$—	$5	$2	$1	$8
Employee severance and related benefits	—	5	4	—	9
Severance and benefit payments	—	(1)	(1)	—	(2)

Balance as of March 31, 2012	$—	$9	$5	$1	$15

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at March 31, 2012, NYSE Euronext expects to pay these amounts throughout 2012 and into 2013.

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

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of our reportable segments is as follows (in millions):

Three months ended March 31,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2012
Revenues	$229	$602	$121	$ —	$ 952
Operating income (loss)	78	113	22	(48)	165
2011
Revenues	$307	$726	$116	$ (1)	$1,148
Operating income (loss)	145	122	27	(51)	243

Note 5—Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended March 31,
	2012	2011
Net income	$91	$151
Net (income) loss attributable to noncontrolling interest	(4)	4

Net income attributable to NYSE Euronext	$87	$155

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	258	261
Dilutive effect of: Employee stock options and restricted stock units	1	1

Weighted average shares used in diluted computation	259	262

Basic earnings per share attributable to NYSE Euronext	$0.34	$0.59

Diluted earnings per share attributable to NYSE Euronext	$0.34	$0.59

Dividend per common share	$0.30	$0.30

As of March 31, 2012 and 2011, 4.8 million and 4.5 million restricted stock units, respectively, and options to purchase 0.2 million and 0.4 million shares of common stock, respectively, were outstanding. For the three months ended March 31, 2012 and 2011, 0.2 million and 0.8 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 6—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended March 31,	2012	2011	2012	2011	2012	2011
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	11	12	1	1	2	2
Expected return on assets	(13)	(14)	—	—	—	—
Actuarial loss	3	4	—	—	1	—
Curtailment loss	—	—	—	—	—	1

Net periodic cost	$2	$3	$1	$1	$3	$3

During the three months ended March 31, 2012 and 2011, NYSE Euronext contributed $16 million and $38 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $24 million to its pension plans for the remainder of fiscal 2012.

Note 7—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2012	$2,225	$1,434	$368	$4,027
Acquisitions	—	—	26	26
Currency translation and other	63	23	5	91

Balance as of March 31, 2012	$2,288	$1,457	$399	$4,144

The following table presents the details of the intangible assets as of March 31, 2012 and December 31, 2011 (in millions):

Balance as of March 31, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$5,041	$—	Indefinite
Customer relationships	878	233	7 to 20
Trade names and other	190	49	2 to 20

Other intangible assets	$6,109	$282

Balance as of December 31, 2011	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,913	$—	Indefinite
Customer relationships	856	213	7 to 20
Trade names and other	188	47	2 to 20

Other intangible assets	$5,957	$260

For both the three months ended March 31, 2012 and 2011, amortization expense for the intangible assets was approximately $15 million.

The estimated future amortization expense of acquired purchased intangible assets as of March 31, 2012 was as follows (in millions):

Year ending December 31,
Remainder of 2012 (from April 1st through December 31st)	$43
2013	58
2014	58
2015	58
2016	58
Thereafter	511

Total	$786

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in millions):

	$61	$61	$61	$61
	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$30	$—	$—	$30
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$30	$2	$—	$32

Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

Equity investments(2)	$61	$—	$—	$61

	$61	$61	$61	$61
	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$34	$—	$—	$34
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$34	$2	$—	$36

Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)

At March 31, 2012, equity investments represent our investment in Multi Commodity Exchange (“MCX”) of India, which has been recorded at fair value using its quoted market price. Until March 2012, this investment was recorded at cost.

The fair value of our long-term debt instruments was approximately $2.2 billion as of March 31, 2012. The carrying value of all other financial assets and liabilities approximates fair value.

Note 9—Derivatives and Hedges

NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext records derivatives and hedges in accordance with the Subtopic 65 in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification.

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

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of March 31, 2012 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
March 31, 2012		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$751	$2	$1
Derivatives designated as hedging instruments
Foreign exchange contracts	517	—	2

Total derivatives	$1,268	$2	$3

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of December 31, 2011 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
December 31, 2011		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$673	$2	$3
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$673	$2	$3

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.

Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Gain/(Loss) Recognized in Other Comprehensive Income (Effective Portion)
Derivatives in Net Investment Hedging Relationship	2012	2011
Foreign exchange contracts	$(2)	$1

The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three months ended March 31, 2012 and 2011 were insignificant.

Pre-tax gains (losses) recognized in income on derivative instruments not designated in hedging relationship for the three months ended March 31, 2012 and 2011 were as follows (in millions)

	Three months ended March 31,
Derivatives Not Designated as Hedging Instruments	2012	2011
Foreign exchange contracts	$—	$(1)

For the three months ended March 31, 2012, NYSE Euronext had foreign exchange contracts in place with tenors less than 3 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of March 31, 2012, NYSE Euronext had £240 million ($382 million) sterling/U.S. dollar foreign exchange contracts outstanding and €277 million ($369 million) euro/U.S. dollar contract outstanding with a positive aggregate fair value of $1 million and £147 million ($235 million) sterling/euro forward contracts and €212 million ($280 million) euro/U.S. dollar forward contracts outstanding with a negative aggregate fair value of $2 million. These instruments matured between April and May 2012.

Pre-tax net losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” were $36 million and $102 million for the three months ended March 31, 2012 and 2011, respectively.

For the three months ended March 31, 2012, NYSE Euronext had no derivative instruments in fair value hedging relationships and cash flow hedging relationships.

Note 10—Commitments and Contingencies

For the three months ended March 31, 2012, the following supplements and amends our discussion set forth in Note 16 (“Commitments and Contingencies — Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2011, and no other matters were reportable during the period.

Shareholder Lawsuits

The shareholder lawsuits relating to the proposed NYSE Euronext – Deutsche Börse combination were dismissed, with all parties bearing their own costs, pursuant to orders of the Delaware and New York courts entered on February 17, 2012, and March 1, 2012, respectively.

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

Note 11—Income taxes

For the three months ended March 31, 2012 and 2011 our effective tax rate was 33% and 29%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the three months ended March 31, 2012, our effective tax rate reflected the release of reserves following a favorable settlement reached with the tax authorities in the United Kingdom regarding an uncertain tax position, which was more than offset by a discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

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

In May 2010, NYSE Euronext announced plans to establish full-service clearing house facilities in Europe and gave notice to terminate the current out-sourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. During 2011, these termination dates were extended into 2013 by mutual agreement, but following the announcement of the recently terminated Proposed Business Combination, NYSE Euronext reviewed the strategic options available to it for clearing and determined to re-launch the project to develop a full service derivatives clearing house in London (a Recognised Clearing House –RCH–, as defined by the FSA), which was put on hold during 2011. NYSE Euronext recently announced that it expects the new RCH to be completed, licensed and operational by summer of 2013, at which time all of NYSE Liffe’s London contracts will transition into the new RCH. Clearing for NYSE Euronext’s derivatives business traded in Amsterdam, Brussels, Lisbon and Paris is expected to be transferred to the new RCH in London early in the first quarter of 2014, subject to regulatory approval and finalization of precise timings with LCH.Clearnet SA. For European cash clearing, NYSE Euronext has determined to agree a new long term relationship with LCH.Clearnet SA in Paris.

As of March 31, 2012, NYSE Euronext had a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Qatar

On June 19, 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 and generally, the remaining $160 million is to be paid annually in four equal installments. NYSE Euronext’s investment in the Qatar Exchange is treated as an equity method investment. The $78 million present value of this liability is included in “Related party payable” in the condensed consolidated statements of financial condition as of March 31, 2012.

New York Portfolio Clearing (“NYPC”)

NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC clears fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of March 31, 2012, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended March 31,
Revenues (expenses)	2012	2011
LCH.Clearnet	$(11)	$(11)
Qatar	—	2
NYPC	1	—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

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

In the U.S., annual fees are charged based on the number of outstanding shares of the listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.

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

Components of Expenses

Section 31 Fees

See “Sources of Revenues— Transaction and Clearing Fees” above.

Liquidity Payments, Routing and Clearing

We offer our customers a variety of liquidity payment structures, tailored to specific market and product characteristics in order to attract order flow, enhance liquidity and promote use of our markets. We charge a “per share” or “per contract” execution fee to the market participant who takes the liquidity on certain of our trading platforms and, in turn, we pay, on certain of our markets, a portion of this “per share” or “per contract” execution fee to the market participant who provides the liquidity.

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

Professional Services

Professional services expense includes consulting charges related to various technological and operational initiatives, including fees paid to LCH.Clearnet in connection with certain clearing guarantee arrangements and FINRA in connection with the performance of certain member firm regulatory functions, as well as legal and audit fees.

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

Results of Operations

Three Months Ended March 31, 2012 Versus Three Months Ended March 31, 2011

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended March 31, 2012, as compared to such item for the three months ended March 31, 2011.

	Three months ended March 31,		Percent Increase
(Dollars in Millions)	2012	2011	(Decrease)
Revenues
Transaction and clearing fees	$609	$815	(25)%
Market data	91	96	(5)%
Listing	110	109	1%
Technology services	86	82	5%
Other revenues	56	46	22%

Total revenues	952	1,148	(17)%
Transaction-based expenses:
Section 31 fees	66	89	(26)%
Liquidity payments, routing and clearing	285	380	(25)%

Total revenues, less transaction-based expenses	601	679	(11)%

Other operating expenses:
Compensation	160	161	(1)%
Depreciation and amortization	66	70	(6)%
Systems and communications	45	52	(13)%
Professional services	73	69	6%
Selling, general and administrative	61	63	(3)%
Merger expenses and exit costs	31	21	48%

Total other operating expenses	436	436	—%

Operating income	165	243	(32)%
Net interest and investment income (loss)	(28)	(29)	(3)%
Loss from associates	(1)	(1)	—%

Income before income taxes	136	213	(36)%
Income tax provision	(45)	(62)	(27)%

Net income	91	151	(40)%
Net (income) loss attributable to noncontrolling interest	(4)	4	200%

Net income attributable to NYSE Euronext	$87	$155	(44)%

Highlights

For the three months ended March 31, 2012, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $601 million, $165 million and $87 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $679 million, $243 million and $155 million, respectively, for the three months ended March 31, 2011.

The $78 million decrease in both total revenues, less transaction-based expenses and operating income, and $68 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:

Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, decreased primarily due to lower volumes across our trading venues and the negative impact of foreign currency, partially offset by the growth in our non-transaction-based revenues (including listing and technology services).

Decreased operating income — The period-over-period decrease in operating income of $78 million was primarily due to lower total revenues, less transaction-based expenses. Excluding the net impact of merger and exit activities, foreign currency ($5 million) and new business initiatives ($7 million), our other operating expenses decreased $12 million or 3% as compared to the three months ended March 31, 2011.

Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $68 million was mainly due to decreased operating income and a higher effective tax rate.

Segment Results

We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended March 31,
			% of Total Revenues
Segment Revenues (in millions)	2012	2011	2012	2011
Derivatives	$229	$307	24%	27%
Cash Trading and Listings	602	726	63%	63%
Information Services and Technology Solutions	121	116	13%	10%

Total segment revenues	$952	$1,149	100%	100%

Derivatives

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Transaction and clearing fees	$206	$286	(28)%	90%	93%
Market data	11	12	(8)%	5%	4%
Other revenues	12	9	33%	5%	3%

Total revenues	229	307	(25)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	53	71	(25)%	23%	23%

Total revenues, less transaction-based expenses	176	236	(25)%	77%	77%
Total other operating expenses	98	91	8%	43%	30%

Operating income	$78	$145	(46)%	34%	47%

For the three months ended March 31, 2012, Derivatives operating income decreased $67 million to $78 million, and operating income as a percentage of revenues in 2012 decreased 13 percentage points to 34%. Compared to the first quarter of 2011, the $60 million decrease in total revenues, less transaction-based expenses, was driven by a $56 million decrease in European derivatives net trading revenue as a result of a 28% decrease in average daily volume and average net revenue capture per contract and a $8 million decrease in U.S. equity options trading net revenue driven by a 6% decrease in average daily volume and a decline in average net capture per U.S. equity option contract. Other operating expenses for the three months ended March 31, 2012 increased $7 million reflecting new business initiatives, including plans to clear our European derivatives business through new clearing facilities.

Cash Trading and Listings

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Transaction and clearing fees	$403	$529	(24)%	67%	73%
Market data	45	50	(10)%	8%	7%
Listing	110	109	1%	18%	15%
Other revenues	44	38	16%	7%	5%

Total revenues	602	726	(17)%	100%	100%
Transaction-based expenses:
Section 31 fees	66	89	(26)%	11%	12%
Liquidity payments, routing and clearing	232	309	(25)%	39%	43%

Total revenues, less transaction-based expenses	304	328	(7)%	50%	45%
Total other operating expenses	191	206	(7)%	31%	28%

Operating income	$113	$122	(7)%	19%	17%

For the three months ended March 31, 2012, Cash Trading and Listings operating income as a percentage of revenues in 2012 increased 2 percentage points to 19% despite a decrease in operating income of $9 million to $113 million. The decrease in operating income is primarily due to a decrease in our total revenues, less transaction-based expenses, of $24 million as a result of lower average daily trading volumes across our cash trading venues and the impact of foreign currency, partially offset by a decrease in other operating expenses of $15 million for the three months ended March 31, 2012 reflecting the results of operating efficiencies.

Information Services and Technology Solutions

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Market data	$35	$34	3%	29%	29%
Technology services	86	82	5%	71%	71%

Total revenues	121	116	4%	100%	100%
Total other operating expenses	99	89	11%	82%	77%

Operating income	$22	$27	(19)%	18%	23%

For the three months ended March 31, 2012, Information Services and Technology Solutions operating income decreased $5 million to $22 million, and operating income as a percentage of revenues in 2012 decreased 5 percentage points to 18%. This decrease was primarily due to (i) additional operating expenses as we ramp up our co-location services and expand our SFTI network, (ii) severance charges in the 2012 period as we continue to realize operating efficiencies, and (iii) the unfavorable impact of foreign currency, partially offset by (iv) an increase in revenue driven by higher connectivity revenue related to our Mahwah data center and incremental revenue from the Metabit acquisition.

Corporate / Eliminations

	Three months ended March 31,
(in millions)	2012	2011	Increase (decrease)
Revenues, less transaction-based expenses	$—	$(1)	100%

Total revenues	—	(1)	100%
Total other operating expenses	48	50	(4)%

Operating loss	$(48)	$(51)	(6)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended March 31, 2012 decreased $2 million to $48 million compared to the same period a year ago.

Non-Operating Income and Expenses

Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”.

Loss from Associates

For the three months ended March 31, 2012, the loss from associates primarily reflects the impact of our investment in NYPC which is still in development stage.

Noncontrolling Interest

For the three months ended March 31, 2012, NYSE Euronext recorded noncontrolling interest income of $4 million as compared to a $4 million loss in the same period a year ago. This reflects the operating income generated by NYSE Amex Options (launched in June 2011) which more than offset the operating losses of NYSE Liffe US and NYSE Blue.

Income Taxes

For the three months ended March 31, 2012 and 2011, NYSE Euronext provided for income taxes at an estimated tax rate of 33% and 29%, respectively. For the three months ended March 31, 2012, NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the three months ended March 31, 2012, our effective tax rate reflected the release of reserves following a favorable settlement reached with the UK tax authorities regarding an uncertain tax position, which was more than offset by a discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

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

Cash flows from operating activities

For the three months ended March 31, 2012, net cash provided by operating activities was $200 million, representing primarily net income of $91 million and depreciation and amortization of $66 million, partially offset by a decrease in working capital of $25 million.

Cash flows from investing and financing activities

Capital expenditures for the three months ended March 31, 2012 were $43 million. During the quarter, we repurchased 4.3 million shares of our common stock for approximately $127 million.

Net financial indebtedness

As of March 31, 2012, NYSE Euronext had approximately $2.1 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $1.7 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	March 31, 2012	December 31, 2011
Cash and cash equivalents	$369	$396
Financial investments	32	36

Cash, cash equivalents and financial investments	401	432

Short term debt	66	39
Long term debt	2,074	2,036

Total debt	2,140	2,075

Net indebtedness	$1,739	$1,643

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

As of March 31, 2012, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of March 31, 2012	Maturity
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,333)	June 30, 2015

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of March 31, 2012, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.4 billion syndicated revolving bank facility maturing on July 31, 2012. This bank facility is also available for general corporate purposes and was not drawn on as of March 31, 2012. This bank facility was initially entered into in 2007 for an amount of $2.0 billion and was subsequently amended on December 8, 2011. Pursuant to the amendment, the size of the facility decreased to $1,357 million as of December 8, 2011 and was further reduced to $1.2 billion as of April 4, 2012. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

A summary of common stock purchases is as follows:

Issuer Purchases of Equity Securities

(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
2011	17,075,922	$26.96	17,075,922	$552
January 2012	—	—	17,075,922	552
February 2012	2,042,700	29.99	19,118,622	491
March 2012	2,239,000	29.50	21,357,622	425

	21,357,622

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

In addition, NYSE Euronext licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification, which involves significant judgment. The technology services revenues in our condensed consolidated statement of operations include revenues generated from the sale of software licenses, software related services as well as hardware components. We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group in accordance with Subtopic 605 in the Software Topic of the FASB Accounting Standards Codification. We recognize revenues upon delivery of non-software elements of our technology solutions and services. For software license arrangements that do not require customization or significant modification of the underlying software, we recognize revenues when (i) we enter into a legally binding agreement with a customer for the license of software, (ii) we deliver the products and (iii) customer payment is determinable and free of significant uncertainties or contingencies. Most of our arrangements are recognized in this manner. For software license arrangements that require customization or significant modification, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. For revenues associated with maintenance and support, we recognize it ratably over the term of the arrangement, typically one to two years.

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

NYSE Euronext uses derivative instruments solely to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its commercial activities. We do not use derivative instruments for speculative purposes.

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of March 31, 2012 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$136	$12	$124	$(1.25)
Euro	35	54	(19)	(0.2)
Sterling	200	—	200	(2.0)
Fixed rate positions in
Dollar	—	750	(750)	(9)
Euro	—	1,325	(1,325)	(42)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).
(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of March 31, 2012, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $750 million and $1,325 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $9 million and $42 million, respectively.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on March 31, 2012 positions, a hypothetical 1% decrease in U.S. dollar or sterling rates would negatively impact annual income by $1.25 million and $2.0 million, respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decreases. Based on March 31, 2012 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by $0.2 million.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the three months ended March 31, 2012 is presented by primary foreign currency in the following table (in millions, except average rates):

	Three months ended March 31, 2012
	Euro	Sterling
Average rate in the period	$1.3113	$1.5713
Average rate in the same period one year before	$1.3680	$1.6016
Foreign denominated percentage of
Revenues	17%	14%
Operating expenses	10%	15%
Operating income	52%	11%
Impact of the currency fluctuations (1) on
Revenues	$(7.2)	$(2.6)
Operating expenses	(3.5)	(2.2)
Operating income	(3.7)	(0.4)

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2012 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	March 31, 2012
	Position in euros	Position in sterling
Assets	€3,923	£2,677
of which goodwill	1,063	1,073
Liabilities	2,007	383
of which borrowings	1,032	—

Net currency position before hedging activities	€1,916	£2,294
Impact of hedging activities	242	92

Net currency position	€2,158	£2,386

Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(288)	$(382)

At March 31, 2012, NYSE Euronext was exposed to net exposures in euro and sterling of €2.2 billion ($2.9 billion) and £2.4 billion ($3.8 billion), respectively. NYSE Euronext’s borrowings in euro of €1.0 billion ($1.4 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of March 31, 2012, NYSE Euronext also had €242 million ($323 million) of euro/U.S. dollar and £92 million ($147 million) of sterling/U.S. dollar foreign exchange contracts outstanding. These contracts matured in April 2012. As of March 31, 2012, the fair value of these contracts was a $2 million liability.

Based on March 31, 2012 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $288 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $382 million. For the three months ended March 31, 2012, currency exchange rate differences had a positive impact of $210 million on NYSE Euronext’s consolidated equity.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended March 31, 2012 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters

See Item 1 — “Financial Statements — Notes to the Condensed Consolidated Financial Statements — Note 10 — Commitments and Contingencies.”

Item 1A. Risk Factors

For the three months ended March 31, 2012, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, which disclosures are incorporated herein by reference, other than risks discussed below, which supplement the Risk Factors disclosed in such Annual Report.

Our business may be adversely affected by risks associated with clearing activities.

Our U.K.-regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this risk factor, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsourced certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe’s clearing members may encounter economic difficulties as a result of the continuing market turmoil, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default. See Item 1 — “Business — Derivatives — NYSE Liffe Clearing” in the Form 10-K filed by NYSE Euronext for the year ended December 31, 2011.

We also entered into a joint venture with the DTCC to establish NYPC, which became operational in the first quarter of 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. We have agreed to make up to a $50 million financial guarantee as an additional contribution to the NYPC default fund and will face clearing risks similar to those we face with respect to NYSE Liffe Clearing.

We may also in the future expand our clearing operations to other markets and financial products, which would increase our exposure to these types of risks. For example, in May 2010, we announced plans to commence clearing our European securities and derivatives business through new, purpose-built clearing facilities, having given notice to terminate the current out-sourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. Following the termination of the Proposed Business Combination, we reviewed our strategic options available for clearing and determined to re-launch the project to develop a full service derivatives clearing house in London (a Recognised Clearing House –RCH–, as defined by English Law) which had been put on hold in 2011. We recently announced that we expect the new RCH to be completed, licensed and operational by summer of 2013. The clearing of all of NYSE Liffe’s London derivatives contracts will, subject to regulatory approvals and conclusion of arrangements with members, transition to the new RCH at that time and clearing for our derivatives business traded in Amsterdam, Brussels, Lisbon and Paris to be transferred to the new RCH early in the first quarter of 2014, subject to the conclusion of arrangements with members and regulatory approvals. With respect to European cash clearing, we have determined to agree to a new long term relationship with LCH.Clearnet SA in Paris. If we are unsuccessful in developing the new RCH or migrating business on the expected timetable or in a manner consistent with expectations, or unable to negotiate satisfactory contractual terms with LCH.Clearnet, our business, financial condition and operating results could be materially adversely affected.

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

NYSE Euronext

Date: May 4, 2012	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext