Form 10-Q
period 2012-06-30
NYSE Euronext
filed 2012-08-07
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 3, 2012, the registrant had approximately 246 million shares of common stock, $0.01 par value per share, outstanding.

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

“FINRA® “ is a trademark of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and is used under license from FINRA.

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

•

“NYSE MKT” refers to NYSE MKT LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC or NYSE Amex LLC). NYSE MKT LLC is registered with the SEC under the Exchange Act as a national securities exchange.

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

Item 1. Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$380	$396
Financial investments	36	36
Accounts receivable, net	495	497
Deferred income taxes	68	108
Other current assets	172	152

Total current assets	1,151	1,189
Property and equipment, net	943	963
Goodwill	4,082	4,027
Other intangible assets, net	5,617	5,697
Deferred income taxes	548	594
Other assets	636	637

Total assets	$12,977	$13,107

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$645	$836
Related party payable	79	40
Section 31 fees payable	153	116
Deferred revenue	313	130
Short term debt	270	39
Deferred income taxes	21	23

Total current liabilities	1,481	1,184
Long term debt	2,007	2,036
Deferred income taxes	1,885	1,900
Accrued employee benefits	565	620
Deferred revenue	369	371
Related party payable	—	37
Other liabilities	24	26

Total liabilities	6,331	6,174

Commitments and contingencies
Redeemable noncontrolling interest	294	295

Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 278 and 277 shares issued; 248 and 258 shares outstanding	3	3
Common stock held in treasury, at cost; 30 and 19 shares	(820)	(516)
Additional paid-in capital	7,979	7,982
Retained earnings	578	518
Accumulated other comprehensive loss	(1,429)	(1,406)

Total NYSE Euronext stockholders’ equity	6,311	6,581
Noncontrolling interest	41	57

Total equity	6,352	6,638

Total liabilities and equity	$12,977	$13,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
Transaction and clearing fees	$649	$742	$1,258	$1,557
Market data	87	92	178	188
Listing	112	112	222	221
Technology services	87	89	173	171
Other revenues	51	57	107	103

Total revenues	986	1,092	1,938	2,240
Transaction-based expenses:
Section 31 fees	86	89	152	178
Liquidity payments, routing and clearing	298	342	583	722

Total revenues, less transaction-based expenses	602	661	1,203	1,340

Other operating expenses:
Compensation	152	158	312	319
Depreciation and amortization	66	70	132	140
Systems and communications	44	45	89	97
Professional services	69	73	142	142
Selling, general and administrative	65	73	126	136
Merger expenses and exit costs	12	18	43	39

Total other operating expenses	408	437	844	873

Operating income	194	224	359	467
Interest expense	(29)	(31)	(59)	(61)
Investment income	1	1	3	2
Loss from associates	(2)	(2)	(3)	(3)
Net loss on disposal activities	(2)	—	(2)	—
Other income	3	1	3	1

Income before income taxes	165	193	301	406
Income tax provision	(34)	(43)	(79)	(105)

Net income	131	150	222	301
Net (income) loss attributable to noncontrolling interest	(6)	4	(10)	8

Net income attributable to NYSE Euronext	$125	$154	$212	$309

Basic earnings per share attributable to NYSE Euronext	$0.50	$0.59	$0.83	$1.18

Diluted earnings per share attributable to NYSE Euronext	$0.49	$0.59	$0.83	$1.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$131	$150	$222	$301
Foreign currency translation, after impact of net investment hedge gain (loss) of $67, ($32), $31 and ($134) and taxes of ($27), $13, ($13) and $47, respectively	(242)	78	(32)	387
Change in market value adjustments of available-for-sale securities, net of taxes of $5, $(1), $(3) and $(2), respectively	(8)	2	5	4
Employee benefit plan adjustments:
Net (losses) gains, net of taxes of ($2), $0, ($4) and $0	2	—	4	—

Total comprehensive income	(117)	230	199	692
Less: comprehensive income (loss) attributable to noncontrolling interest	5	(4)	9	(6)

Comprehensive (loss) income attributable to NYSE Euronext	$(122)	$234	$190	$698

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$222	$301

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	143
Deferred income taxes	58	(4)
Deferred revenue amortization	(47)	(48)
Stock-based compensation	27	20
Other non-cash items	6	9
Change in operating assets and liabilities:
Accounts receivable, net	(3)	56
Other assets	(40)	(64)
Accounts payable, accrued expenses, and Section 31 fees payable	(93)	(38)
Related party payable	—	(40)
Deferred revenue	222	203
Accrued employee benefits	(56)	(48)

Net cash provided by operating activities	428	490
Cash flows from investing activities:
Sales of short term financial investments	539	414
Purchases of short term financial investments	(535)	(402)
Purchases of equity investments and businesses, net of cash acquired	(116)	(8)
Net proceeds from disposition of asset held-for-sale	—	34
Purchases of property and equipment	(84)	(67)
Other investing activities	21	27

Net cash used in investing activities	(175)	(2)
Cash flows from financing activities:
Commercial paper borrowings (repayments), net	200	(343)
Dividends to shareholders	(152)	(157)
Purchases of treasury stock	(304)	—
Employee stock transactions and other	(16)	(6)

Net cash used in financing activities	(272)	(506)
Effects of exchange rate changes on cash and cash equivalents	3	35

Net decrease in cash and cash equivalents for the period	(16)	17
Cash and cash equivalents at beginning of period	396	327

Cash and cash equivalents at end of period	$380	$344

Non-cash investing and financing activities:
Acquisition of APX	$—	$40
Issuance of shares in connection with the sale of American Stock Exchange building	$—	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

Notes to Condensed Consolidated Financial Statements

Note 1—Organization and Basis of Presentation

Organization

NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange (“NYSE”), NYSE Arca, Inc. (“NYSE Arca”) and NYSE MKT LLC (“NYSE MKT”) in the United States and the European-based exchanges that comprise Euronext N.V. (“Euronext”)—the London, Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, “NYSE Liffe”) and the United States futures market, NYSE Liffe US, LLC (“NYSE Liffe US”). NYSE Euronext is a global markets operator and provider of securities listing, trading, market data products, and software and technology services. We also provide critical technology infrastructure around the world to our clients and exchange partners including co-location services, connectivity, trading platforms and market data content and services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol “NYX.”

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NYSE BlueTM

On February 18, 2011, we formed NYSE Blue through the combination of APX, Inc. and our 60% stake in BlueNext SA (“BlueNext”), with NYSE Euronext as the majority owner of NYSE Blue. NYSE Blue, through these companies, provided, among other things, infrastructure and services to environmental sponsors and market participants as well as its registry services for renewable energy in the United States and voluntary carbon credits worldwide. On April 5, 2012, NYSE Blue was unwound, resulting in NYSE Euronext taking back ownership of its 60% stake in Bluenext and relinquishing its interest in APX, Inc. We recorded a $2.0 million net loss on disposal activities in connection with this transaction.

Prior to the completion of this unwind, NYSE Euronext consolidated the results of operations and financial condition of NYSE Blue (which included the results of BlueNext and APX, Inc.). Following this unwind, NYSE Euronext only consolidates the results of operations and financial condition of BlueNext.

Qatar

On June 19, 2009, NYSE Euronext entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. Under the terms of the partnership, the Qatar Exchange is adopting the latest NYSE Euronext trading and network technologies. We are providing certain management services to the Qatar Exchange at negotiated rates.

In 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009 with two additional $40 million payments made in June 2010 and June 2011. The agreement requires the remaining $80 million to be paid in two equal installments annually in June 2012 and June 2013.

In July 2012, NYSE Euronext and the State of Qatar negotiated a term sheet under which contemplates NYSE Euronext reducing its ownership in the Qatar Exchange in consideration of the termination of the remaining two installment payments. The term sheet is under final review by the State of Qatar and implementation of the term sheet would be subject to several regulatory approvals in Qatar, including the Ministry of Trade and Business.

Corpedia

On June 22, 2012, NYSE Euronext completed the acquisition of Corpedia, a U.S. based provider of ethics and compliance e-learning and consultative services. With its corporate governance, risk and compliance assets, Corpedia further expands NYSE Euronext’s extensive range of global services available to companies.

Fixnetix

On March 7, 2012, NYSE Euronext acquired approximately 25% of the outstanding shares in Fixnetix Limited, a U.K. based service provider of ultra-low latency data provision, co-location, trading services and risk controls for more than 50 markets worldwide.

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

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put back approximately 5% of the total outstanding shares of NYSE Amex Options to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statement of financial condition as of June 30, 2012.

Note 3—Restructuring

As a result of streamlining certain business processes, NYSE Euronext has launched various severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through June 30, 2012 and the remaining accrual as of June 30, 2012 (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of December 31, 2011	$—	$5	$2	$1	$8
Employee severance and related benefits	7	8	5	1	21
Severance and benefit payments	(3)	(4)	(3)	—	(10)

Balance as of June 30, 2012	$4	$9	$4	$2	$19

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at June 30, 2012, NYSE Euronext expects to pay these amounts throughout 2012 and into 2013.

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

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and

Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of our reportable segments is as follows (in millions):

Three months ended June 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2012
Revenues	$240	$626	$119	$1	$986
Operating income (loss)	78	120	23	(27)	194
2011
Revenues	$276	$695	$122	$(1)	$1,092
Operating income (loss)	111	126	35	(48)	224

Six months ended June 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2012
Revenues	$469	$1,228	$240	$1	$1,938
Operating income (loss)	156	233	45	(75)	359
2011
Revenues	$583	$1,421	$238	$(2)	$2,240
Operating income (loss)	256	248	62	(99)	467

Note 5—Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income	$131	$150	$222	$301
Net (income) loss attributable to noncontrolling interest	(6)	4	(10)	8

Net income attributable to NYSE Euronext	$125	$154	$212	$309

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	252	262	255	262
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	1

Weighted average shares used in diluted computation	253	263	256	263

Basic earnings per share attributable to NYSE Euronext	$0.50	$0.59	$0.83	$1.18

Diluted earnings per share attributable to NYSE Euronext	$0.49	$0.59	$0.83	$1.17

Dividends per common share	$0.30	$0.30	$0.60	$0.60

As of June 30, 2012 and 2011, 4.8 million and 4.1 million restricted stock units, respectively, and options to purchase 0.2 million and 0.3 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2012, 1.0 million and 1.7 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2011, all outstanding restricted stock units and options are included in the diluted earnings per share computation.

Note 6—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$—	$1	$—	$—	$—	$—
Interest cost	11	12	—	1	2	2
Expected return on assets	(14)	(14)	—	—	—	—
Actuarial loss	3	3	1	1	—	—
Curtailment loss	—	—	—	—	—	1

Net periodic cost	$—	$2	$1	$2	$2	$3

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Six months ended June 30,	2012	2011	2012	2011	2012	2011
Service cost	$1	$2	$—	$—	$—	$—
Interest cost	22	24	1	2	4	4
Expected return on assets	(27)	(28)	—	—	—	—
Actuarial loss	6	7	1	1	—	—
Curtailment loss	—	—	—	—	1	2

Net periodic cost	$2	$5	$2	$3	$5	$6

During the three and six months ended June 30, 2012, NYSE Euronext contributed $21 million and $37 million, respectively, to its pension plans. During the three and six months ended June 30, 2011, NYSE Euronext contributed $1 million and $39 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $2 million to its pension plans during the second half of 2012.

Note 7—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2012	$2,225	$1,434	$368	$4,027
Acquisitions	—	89	26	115
Currency translation and other	9	(44)	(25)	(60)

Balance as of June 30, 2012	$2,234	$1,479	$369	$4,082

The following table presents the details of the intangible assets as of June 30, 2012 and December 31, 2011 (in millions):

Balance as of June 30, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,872	$—	Indefinite
Customer relationships	848	236	7 to 20
Trade names and other	183	50	2 to 20

Other intangible assets	$5,903	$286

Balance as of December 31, 2011	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,913	$—	Indefinite
Customer relationships	856	213	7 to 20
Trade names and other	188	47	2 to 20

Other intangible assets	$5,957	$260

For the three and six months ended June 30, 2012, amortization expense for the intangible assets was approximately $17 million and $32 million, respectively. For the three and six months ended June 30, 2011, amortization expense for the intangible assets was approximately $16 million and $31 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of June 30, 2012 was as follows (in millions):

Year ending December 31,
Remainder of 2012 (from July 1st through December 31st)	$26
2013	58
2014	58
2015	58
2016	58
Thereafter	487

Total	$745

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in millions):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$30	$—	$—	$30
Foreign exchange derivative contracts	—	6	—	6

Total Financial investments	$30	$6	$—	$36

Liabilities
Foreign exchange derivative contracts	$—	$2	$—	$2
Equity investments(2)	$47	$—	$—	$47

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$34	$—	$—	$34
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$34	$2	$—	$36

Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)

At June 30, 2012, equity investments represent our investment in Multi Commodity Exchange (“MCX”) of India, which has been recorded at fair value using its quoted market price. Until March 2012, this investment was recorded at cost.

The fair value of our long-term debt instruments, categorized as Level 2, was approximately $2.2 billion as of June 30, 2012. The carrying value of all other financial assets and liabilities approximates fair value.

Note 9—Derivatives and Hedges

NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext records derivatives and hedges in accordance with Subtopic 65 in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification.

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

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of June 30, 2012 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
June 30, 2012		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$546	$6	$2
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$546	$6	$2

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.

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

Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship recognized in other comprehensive income for the three and six months ended June 30, 2011 were insignificant and were as follows for the three and six months ended June 30, 2012:

	Gain/ (loss) recognized in other comprehensive income
	Three months ended	Six months ended
Derivatives designated as hedging instrument	June 30, 2012
Foreign exchange contracts	$(7)	$(3)

The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and six months ended June 30, 2012 and June 30, 2011 were insignificant.

Pre-tax gains and losses recognized in income on derivative instruments not designated in hedging relationship for the three and six months ended June 30, 2012 were as follows (in millions):

	Gain/(loss) recognized in income
	Three months ended		Six months ended
Derivatives not designated as hedging instrument	June 30, 2012
Foreign exchange contracts		$(5)		$(5)

Pre-tax gains and losses on derivative instruments not designated in hedging relationships for the three and six months ended June 30, 2011 were as follows (in millions):

	Gain/(loss) recognized in income
	Three months ended	Six months ended
Derivatives not designated as hedging instrument	June 30, 2011
Foreign exchange contracts	$16	$15

For the six months ended June 30, 2012, NYSE Euronext had foreign exchange contracts in place with tenors of less than 3 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of June 30, 2012, NYSE Euronext had €262 million ($326 million) euro/U.S. dollar contract outstanding with a positive fair value of $6 million and £140 million ($220 million) sterling/Euro dollar forward contracts with a negative fair value of $2 million. These instruments matured in July 2012.

Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” were $67 million and $31 million for the three and six months ended June 30, 2012, respectively. Pre-tax net losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” were $32 million and $134 million for the three and six months ended June 30, 2011, respectively.

For the six months ended June 30, 2012, NYSE Euronext had no derivative instruments in fair value hedging relationships and cash flow hedging relationships.

Note 10—Commitments and Contingencies

For the six months ended June 30, 2012, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies – Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2011, and Note 10 (“Commitments and Contingencies”) to Item 1 of the Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2012, and no other matters were reportable during the period.

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

Note 11—Income taxes

For the three months ended June 30, 2012 and 2011, our effective tax rate was 20.6% and 22.1%, respectively. For the six months ended June 30, 2012 and 2011, our effective tax rate was 26.2% and 25.8%, respectively.

NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

For the three months ended June 30, 2012, our effective tax rate also reflected certain discrete income which was not tax effected. For the six months ended June 30, 2012, our effective tax rate reflected the release of reserves following a favorable settlement reached with the tax authorities in the United Kingdom regarding an uncertain tax position, which was more than offset by a discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

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

In May 2010, NYSE Euronext announced plans to establish full-service clearing house facilities in Europe and gave notice to terminate the current out-sourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. During 2011, these termination dates were extended into 2013 by mutual agreement and NYSE Euronext’s plans were put on hold, but following the announcement of the recently terminated Proposed Business Combination, NYSE Euronext reviewed the strategic options available to it for clearing and determined to re-launch the project to develop a full service derivatives clearing house in London (a Recognised Clearing House (RCH), as defined by the FSA). On June 29, 2012, NYSE Euronext gave formal notice of termination with respect to the services currently received from LCH.Clearnet under the Clearing Relationship Agreement to support NYSE Liffe Clearing, NYSE Euronext’s London-based derivatives clearing service. Subject to regulatory approval, NYSE Liffe intends to expand NYSE Liffe Clearing to commence functioning as a fully integrated Central Counterparty, NYSE Clearing, from the end of June 2013, including assuming responsibility for default management arrangements, risk management, collateral and treasury activities and banking and payment systems.

As of June 30, 2012, NYSE Euronext had a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Qatar

See Note 2 – Strategic Investments and Divestitures.

New York Portfolio Clearing (“NYPC”)

NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC clears fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of June 30, 2012, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended June 30,		Six months ended June 30,
Income (expenses)	2012	2011	2012	2011
LCH.Clearnet	$(11)	$(12)	$(22)	$(23)
Qatar	1	2	1	4
NYPC	1	1	2	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and under Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, “Risk Factors”. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

NYSE Euronext is a global markets operator and provider of trading technology to the financial services industry. Headquartered in New York, the company runs markets in the United States, France, the U.K., the Netherlands, Belgium and Portugal covering a wide range of financial products from stocks to derivatives. We also provide critical technology infrastructure around the world to our clients and exchange partners including co-location services, connectivity, trading platforms and market data content and services. NYSE Euronext was formed from the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Prior to that date, NYSE Euronext had no significant assets and did not conduct any material activities other than those incidental to its formation. Following consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquiror in the combination with Euronext. NYSE Euronext has numerous operating subsidiaries in the United States and Europe, including the American Stock Exchange, which is now known as NYSE MKT.

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

Uncertainty in the U.S. credit markets that commenced with the upheaval in 2008 continues to impact the economy. Equity market indices have experienced volatility and the market has remained volatile throughout 2012. Economic uncertainty in the European Union may also continue to negatively affect global financial markets. In addition, regulatory uncertainty is affecting our clients’ activities, business models and technology spending. While markets may improve, these factors have adversely affected our revenues and operating income and may negatively impact future growth.

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

•

Derivatives trading and clearing. Revenues from derivatives trading and clearing consist of per-contract fees for executing trades of derivatives contracts and clearing charges on the London market of NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Arca and NYSE MKT. In some cases, these fees are subject to caps.

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

Market Data

We generate revenues from the dissemination of our market data in the U.S. and Europe to a variety of users. In the U.S., we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of the NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C”, which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include depth of book information, historical price information and corporate action information.

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

Listings

There are two types of fees applicable to companies listed on our U.S. and European securities exchanges — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues, sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

In the U.S., annual fees are charged based on the number of outstanding shares of the listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.

Original fees are recognized as revenue on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

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

Other Revenues

Other revenues include trading license fees, fees for facilities and other services provided to designated market markers (“DMMs”), brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, the revenues of our former NYSE Blue joint venture (our results for the current quarter include only BlueNext) and fees for clearance and settlement activities in our European markets, as well as regulatory revenues. Regulatory fees are charged to member organizations of our U.S. securities exchanges.

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

Results of Operations

Three Months Ended June 30, 2012 Versus Three Months Ended June 30, 2011

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended June 30, 2012 and 2011, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended June 30, 2012, as compared to such item for the three months ended June 30, 2011.

	Three months ended June 30,		Percent Increase
(Dollars in Millions)	2012	2011	(Decrease)
Revenues
Transaction and clearing fees	$649	$742	(13)%
Market data	87	92	(5)%
Listing	112	112	—%
Technology services	87	89	(2)%
Other revenues	51	57	(11)%

Total revenues	986	1,092	(10)%
Transaction-based expenses:
Section 31 fees	86	89	(3)%
Liquidity payments, routing and clearing	298	342	(13)%

Total revenues, less transaction-based expenses	602	661	(9)%

Other operating expenses:
Compensation	152	158	(4)%
Depreciation and amortization	66	70	(6)%
Systems and communications	44	45	(2)%
Professional services	69	73	(5)%
Selling, general and administrative	65	73	(11)%
Merger expenses and exit costs	12	18	(33)%

Total other operating expenses	408	437	(7)%

Operating income	194	224	(13)%
Net interest and investment income (loss)	(28)	(30)	(7)%
Loss from associates	(2)	(2)	—%
Net loss on disposal activities	(2)	—	100%
Other income	3	1	200%

Income before income taxes	165	193	(15)%
Income tax provision	(34)	(43)	(21)%

Net income	131	150	(13)%
Net (income) loss attributable to noncontrolling interest	(6)	4	250%

Net income attributable to NYSE Euronext	$125	$154	(19)%

Highlights

For the three months ended June 30, 2012, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $602 million, $194 million and $125 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $661 million, $224 million and $154 million, respectively, for the three months ended June 30, 2011.

The $59 million decrease in total revenues, less transaction-based expenses, $30 million decrease in operating income and $29 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:

Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, decreased primarily due to lower volumes across most of our trading venues and the negative impact of foreign currency ($22 million).

Decreased operating income — The period-over-period decrease in operating income of $30 million was primarily due to lower total revenues, less transaction-based expenses, partially offset by reduced operating expenses. Excluding the net impact of merger and exit activities, foreign currency ($11 million) and new business initiatives ($11 million), our other operating expenses decreased $23 million or 5% as compared to the three months ended June 30, 2011.

Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $29 million was mainly due to decreased operating income, partially offset by a lower effective tax rate as a result of certain discrete income which was not tax effected.

Segment Results

We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended June 30,
			% of Total Revenues
Segment Revenues (in millions)	2012	2011	2012	2011
Derivatives	$240	$276	24%	25%
Cash Trading and Listings	626	695	64%	64%
Information Services and Technology Solutions	119	122	12%	11%

Total segment revenues	$985	$1,093	100%	100%

Derivatives

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Transaction and clearing fees	$219	$251	(13)%	91%	91%
Market data	11	12	(8)%	5%	4%
Other revenues	10	13	(23)%	4%	5%

Total revenues	240	276	(13)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	58	63	(8)%	24%	23%

Total revenues, less transaction-based expenses	182	213	(15)%	76%	77%
Total other operating expenses	104	102	2%	43%	37%

Operating income	$78	$111	(30)%	33%	40%

For the three months ended June 30, 2012, Derivatives operating income decreased $33 million to $78 million, and operating income as a percentage of revenues in 2012 decreased 7 percentage points to 33%. Compared to the three months ended June 30, 2011, the $33 million negative variance in operating income was mainly driven by (i) a reduction of our in the total revenues, less transaction-based expenses, reflecting a $19 million decrease in European derivatives net trading revenue as a result of a 12% decrease in average daily volume and average net revenue capture per contract as well as reduced clearing fees, (ii) a $4 million decline in U.S. equity options trading net revenue driven by a 3% decrease in average daily volume and a decline in average net capture per U.S. equity option contract as well as (iii) the negative impact of foreign currency of $6 million. Other operating expenses for the three months ended June 30, 2012 increased $2 million reflecting new business initiatives, including the development of our new clearing facilities for our European derivatives business.

Cash Trading and Listings

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Transaction and clearing fees	$430	$491	(12)%	69%	71%
Market data	44	48	(8)%	7%	7%
Listing	112	112	—%	18%	16%
Other revenues	40	44	(9)%	6%	6%

Total revenues	626	695	(10)%	100%	100%
Transaction-based expenses:
Section 31 fees	86	89	(3)%	14%	13%
Liquidity payments, routing and clearing	240	279	(14)%	38%	40%

Total revenues, less transaction-based expenses	300	327	(8)%	48%	47%
Total other operating expenses	180	201	(10)%	29%	29%

Operating income	$120	$126	(5)%	19%	18%

For the three months ended June 30, 2012, Cash Trading and Listings operating income as a percentage of revenues in 2012 increased 1 percentage point to 19% despite a decrease in operating income of $6 million to $120 million. The decrease in operating income is primarily due to a decrease in our total revenues, less transaction-based expenses, of $27 million as a result of lower average daily trading volumes across our cash trading venues and the negative impact of foreign currency of $7 million, partially offset by a decrease in other operating expenses of $21 million for the three months ended June 30, 2012 reflecting the results of operating efficiencies.

Information Services and Technology Solutions

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Market data	$32	$32	—%	27%	26%
Technology services	87	90	(3)%	73%	74%

Total revenues	119	122	(2)%	100%	100%
Total other operating expenses	96	87	10%	81%	71%

Operating income	$23	$35	(34)%	19%	29%

For the three months ended June 30, 2012, Information Services and Technology Solutions operating income decreased $12 million to $23 million, and operating income as a percentage of revenues in 2012 decreased 10 percentage points to 19%. This decrease was primarily due to a $3 million decrease in total revenues (including a $5 million negative impact of foreign currency) and additional operating expenses as we continue to ramp up our co-location services, extend our presence through acquisitions and expand our SFTI network.

Corporate / Eliminations

	Three months ended June 30,
(in millions)	2012	2011	Increase (decrease)
Revenues, less transaction-based expenses	$1	$(1)	200%

Total revenues	1	(1)	200%
Total other operating expenses	28	47	(40)%

Operating loss	$(27)	$(48)	(44)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended June 30, 2012 decreased $19 million to $28 million compared to the same period a year ago. Such decrease was primarily associated with lower merger expenses and exit costs. The 2011 merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse.

Non-Operating Income and Expenses

Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”.

Loss from Associates

For the three months ended June 30, 2012, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Net Loss on Disposal Activities

For the three months ended June 30, 2012, the net loss on disposal activities of $2 million reflects the impact of unwinding the NYSE Blue joint venture. See also Note 2 – Strategic Investments and Divestitures.

Other Income

For the three months ended June 30, 2012 and 2011, other income was $3 million and $1 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the three months ended June 30, 2012, NYSE Euronext recorded noncontrolling interest income of $6 million as compared to a $4 million loss for the same period a year ago. This mainly reflects the operating income generated by NYSE Amex Options (launched in June 2011) which partially offset the operating losses of NYSE Liffe US in the 2011 period and more than offset the operating losses of NYSE Liffe US in the 2012 period.

Income Taxes

For the three months ended June 30, 2012 and 2011, NYSE Euronext provided for income taxes at an estimated tax rate of 20.6% and 22.1%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the three months ended June 30, 2012, our effective tax rate also reflected certain discrete income which was not tax effected.

Six Months Ended June 30, 2012 Versus Six Months Ended June 30, 2011

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the six months ended June 30, 2012, as compared to such item for the six months ended June 30, 2011.

	Six months ended June 30,		Percent Increase
(Dollars in Millions)	2012	2011	(Decrease)
Revenues
Transaction and clearing fees	$1,258	$1,557	(19)%
Market data	178	188	(5)%
Listing	222	221	—%
Technology services	173	171	1%
Other revenues	107	103	4%

Total revenues	1,938	2,240	(13)%
Transaction-based expenses:
Section 31 fees	152	178	(15)%
Liquidity payments, routing and clearing	583	722	(19)%

Total revenues, less transaction-based expenses	1,203	1,340	(10)%

Other operating expenses:
Compensation	312	319	(2)%
Depreciation and amortization	132	140	(6)%
Systems and communications	89	97	(8)%
Professional services	142	142	—%
Selling, general and administrative	126	136	(7)%
Merger expenses and exit costs	43	39	10%

Total other operating expenses	844	873	(3)%

Operating income	359	467	(23)%
Net interest and investment income (loss)	(56)	(59)	(5)%
Loss from associates	(3)	(3)	—%
Net loss on disposal activities	(2)	—	100%
Other income	3	1	200%

Income before income taxes	301	406	(26)%
Income tax provision	(79)	(105)	(25)%

Net income	222	301	(26)%
Net (income) loss attributable to noncontrolling interest	(10)	8	225%

Net income attributable to NYSE Euronext	$212	$309	(31)%

Highlights

For the six months ended June 30, 2012, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,203 million, $359 million and $212 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,340 million, $467 million and $309 million, respectively, for the six months ended June 30, 2011.

The $137 million decrease in total revenues, less transaction-based expenses, $108 million decrease in operating income, and $97 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:

Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, decreased primarily due to lower volumes across most of our trading venues and the negative impact of foreign currency ($31 million).

Decreased operating income — The period-over-period decrease in operating income of $108 million was primarily due to lower total revenues, less transaction-based expenses, partially offset by reduced operating expenses. Excluding the net impact of merger and exit activities, foreign currency ($16 million) and new business initiatives ($18 million), our other operating expenses decreased $35 million or 4% as compared to the six months ended June 30, 2011.

Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $97 million was mainly due to decreased operating income, partially offset by a lower effective tax rate reflecting certain discrete income which was not tax effected.

Segment Results

We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Six months ended June 30,
			% of Total Revenues
Segment Revenues (in millions)	2012	2011	2012	2011
Derivatives	$469	$583	24%	26%
Cash Trading and Listings	1,228	1,421	64%	63%
Information Services and Technology Solutions	240	238	12%	11%

Total segment revenues	$1,937	$2,242	100%	100%

Derivatives

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Transaction and clearing fees	$425	$537	(21)%	90%	92%
Market data	22	24	(8)%	5%	4%
Other revenues	22	22	—%	5%	4%

Total revenues	469	583	(20)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	111	134	(17)%	24%	23%

Total revenues, less transaction-based expenses	358	449	(20)%	76%	77%
Total other operating expenses	202	193	5%	43%	33%

Operating income	$156	$256	(39)%	33%	44%

For the six months ended June 30, 2012, Derivatives operating income decreased $100 million to $156 million, and operating income as a percentage of revenues in 2012 decreased 11 percentage points to 33%. Compared to the six months ended June 30, 2011, the negative variance in operating income mainly reflects a $91 million decrease in total revenues, less transaction-based expenses, which was driven by a $72 million reduction of our European derivatives net trading revenue as a result of a 19% decrease in average daily volume and average net revenue capture per contract as well as a $12 million decline in our U.S. equity options trading net revenue driven by a 5% decrease in average daily volume and a decline in average net capture per U.S. equity option contract. Other operating expenses for the six months ended June 30, 2012 increased $9 million reflecting new business initiatives, including the development of our new clearing facilities for our European derivatives business.

Cash Trading and Listings

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Transaction and clearing fees	$833	$1,020	(18)%	68%	72%
Market data	89	98	(9)%	7%	7%
Listing	222	221	—%	18%	15%
Other revenues	84	82	2%	7%	6%

Total revenues	1,228	1,421	(14)%	100%	100%
Transaction-based expenses:
Section 31 fees	152	178	(15)%	12%	13%
Liquidity payments, routing and clearing	472	588	(20)%	39%	41%

Total revenues, less transaction-based expenses	604	655	(8)%	49%	46%
Total other operating expenses	371	407	(9)%	30%	29%

Operating income	$233	$248	(6)%	19%	17%

For the six months ended June 30, 2012, Cash Trading and Listings operating income as a percentage of revenues in 2012 increased 2 percentage points to 19% despite a decrease in operating income of $15 million to $233 million. The decrease in operating income is primarily due to a decrease in our total revenues, less transaction-based expenses, of $51 million as a result of lower average daily trading volumes across most of our cash trading venues and the negative impact of foreign currency, partially offset by a $36 million decrease in other operating expenses for the six months ended June 30, 2012 reflecting the results of operating efficiencies.

Information Services and Technology Solutions

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2012	2011	(decrease)	2012	2011
Market data	$67	$66	2%	28%	28%
Technology services	173	172	1%	72%	72%

Total revenues	240	238	1%	100%	100%
Total other operating expenses	195	176	11%	81%	74%

Operating income	$45	$62	(27)%	19%	26%

For the six months ended June 30, 2012, Information Services and Technology Solutions operating income decreased $17 million to $45 million, and operating income as a percentage of revenues in 2012 decreased 7 percentage points to 19%. This decrease was primarily due to (i) additional operating expenses as we continue to ramp up our co-location services, extend our presence through acquisitions and expand our SFTI network, (ii) severance charges in the 2012 period as we realize operating efficiencies, and (iii) the unfavorable impact of foreign currency, partially offset by (iv) a modest increase in revenue driven by higher connectivity revenue related to our Mahwah data center and incremental revenue from the Metabit acquisition.

Corporate / Eliminations

	Six months ended June 30,
(in millions)	2012	2011	Increase (decrease)
Revenues, less transaction-based expenses	$1	$(2)	150%

Total revenues	1	(2)	150%
Total other operating expenses	76	97	(22)%

Operating loss	$(75)	$(99)	(24)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the six months ended June 30, 2012 decreased $21 million to $76 million compared to the same period a year ago. Such decrease was primarily associated with lower merger expenses and exit costs. The 2011 merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse.

Non-Operating Income and Expenses

Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources”.

Loss from Associates

For the six months ended June 30, 2012, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Net Loss on Disposal Activities

For the six months ended June 30, 2012, the net loss on disposal activities of $2 million reflects the impact of unwinding of the NYSE Blue joint venture. See also Note 2 – Strategic Investments and Divestitures.

Other Income

For the six months ended June 30, 2012 and 2011, other income was $3 million and $1 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period over period.

Noncontrolling Interest

For the six months ended June 30, 2012, NYSE Euronext recorded noncontrolling interest income of $10 million as compared to a $8 million loss in the same period a year ago. This reflects the operating income generated by NYSE Amex Options (launched in June 2011) which partially offset the operating losses of NYSE Liffe US in the 2011 period and more than offset the operating losses of NYSE Liffe US in the 2012 period.

Income Taxes

For the six months ended June 30, 2012 and 2011, NYSE Euronext provided for income taxes at an estimated tax rate of 26.2% and 25.8%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the six months ended June 30, 2012, our effective tax rate reflected the release of reserves following a favorable settlement reached with the tax authorities in the United Kingdom regarding an uncertain tax position, which was more than offset by a discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

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

Cash flows from operating activities

For the six months ended June 30, 2012, net cash provided by operating activities was $428 million, representing primarily net income of $222 million, depreciation and amortization of $132 million and a $30 million working capital increase.

Cash flows used in investing and financing activities

Capital expenditures for the six months ended June 30, 2012 were $84 million. During the six months ended June 30, 2012, we repurchased 11.2 million shares of our common stock for approximately $304 million and paid $152 million in dividends to our shareholders.

Net financial indebtedness

As of June 30, 2012, NYSE Euronext had approximately $2.3 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $1.9 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	June 30, 2012	December 31, 2011
Cash and cash equivalents	$380	$396
Financial investments	36	36

Cash, cash equivalents and financial investments	416	432

Short term debt	270	39
Long term debt	2,007	2,036

Total debt	2,277	2,075

Net indebtedness	$1,861	$1,643

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

As of June 30, 2012, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of June 30, 2012	Maturity
Commercial paper issued under the global commercial paper program	$200	From July 9, 2012 until July 20, 2012
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	€1,000 ($1,265 )	June 30, 2015

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of June 30, 2012, NYSE Euronext had $0.2 million outstanding under this commercial paper program, at an average interest rate of 0.4%. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.0 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is available for general corporate purposes and was not drawn on as of June 30, 2012. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered into in 2007 for an amount of $2.0 billion and subsequently amended and reduced to an amount of $1.2 billion in 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

Liquidity risk

NYSE Euronext continually reviews its liquidity and debt positions and, subject to market conditions and credit and strategic considerations, may from time to time determine to vary the maturity profile of its debt and diversify its sources of financing. NYSE Euronext anticipates being able to support short-term liquidity and operating needs primarily through existing cash balances and financing arrangements, along with future cash flows from operations. If existing financing arrangements are insufficient to meet the anticipated needs of its current operations or to refinance existing debt, NYSE Euronext may seek additional financing in either the debt or equity markets. NYSE Euronext may also seek equity or debt financing in connection with future acquisitions or other strategic transactions. While we believe that we generally have access to debt markets, including bank facilities and publicly and privately issued long and short term debt, we may not be able to obtain additional financing on acceptable terms or at all.

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

A summary of common stock purchases is as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
At 3/31/2012			21,357,622	$425
4/1/2012 thru 4/31/2012	2,297,000	$27.57	23,654,622	362
5/1/2012 thru 5/31/2012	1,817,611	24.83	25,472,233	317
6/1/2012 thru 6/30/2012	2,789,000	24.53	28,261,233	249

	6,903,611

Critical Accounting Policies and Estimates

The following provides information about NYSE Euronext’s critical accounting policies and estimates. Critical accounting policies reflect significant judgments and uncertainties, and potentially produce materially different results, assumptions and conditions.

Revenue Recognition

There are two types of fees applicable to companies listed on the NYSE, NYSE Arca, NYSE MKT and Euronext — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate action. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that the company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares. Annual fees are recognized on a pro rata basis over the calendar year. Original listing fees are recognized on a straight-line basis over their estimated service periods of 10 years for the NYSE and Euronext, and 5 years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

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

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of June 30, 2012 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$148	$950	$(802)	$(8.0)
Euro	45	70	(25)	(0.3)
Sterling	190	—	190	(1.9)
Fixed rate positions in
Dollar	—	—	—	—
Euro	—	1,258	(1,258)	(33)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).
(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of June 30, 2012, fixed rate positions in euro with an outstanding maturity or reset date falling in more than one year amounted to $1,258 million. A hypothetical shift of 1% in the euro interest rate curves would in the aggregate impact the fair value of these positions by $33 million.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in sterling, when interest rates in sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on June 30, 2012 positions, a hypothetical 1% decrease in sterling rates would negatively impact annual income by $1.9 million. Because NYSE Euronext is a net borrower in U.S. dollar and euro, when interest rates in U.S. dollar or euro increase, NYSE Euronext net interest and investment income decreases. Based on June 30, 2012 positions, a hypothetical 1% increase in U.S. dollar or euro rates would negatively impact annual income by $8.0 million and $0.3 million, respectively.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the six months ended June 30, 2012 is presented by primary foreign currency in the following table (in millions, except average rates):

	Six months ended June 30, 2012
	Euro	Sterling
Average rate in the period	$1.2974	$1.5769
Average rate in the same period one year before	$1.4037	$1.6164
Foreign denominated percentage of
Revenues	17%	15%
Operating expenses	9%	15%
Operating income	49%	11%
Impact of the currency fluctuations (1) on
Revenues	$(26.4)	$(7.2)
Operating expenses	(11.6)	(6.2)
Operating income	(14.8)	(1.0)

(1)	Represents the impact of currency fluctuation for the six months ended June 30, 2012 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	June 30, 2012
	Position in euros	Position in sterling
Assets	€3,914	£2,677
of which goodwill	1,051	1,073
Liabilities	2,013	400
of which borrowings	1,047	—
Net currency position before hedging activities	€1,901	£2,277
Impact of hedging activities	87	140

Net currency position	€1,988	£2,417
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(251)	$(379)

At June 30, 2012, NYSE Euronext was exposed to net exposures in euro and sterling of €2.0 billion ($2.5 billion) and £2.4 billion ($3.8 billion), respectively. NYSE Euronext’s borrowings in euro of €1.0 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of June 30, 2012, NYSE Euronext also had €262 million ($326 million) of euro/U.S. dollar and £140 million ($220 million) of sterling/Euro dollar foreign exchange contracts outstanding. These contracts matured in July 2012. As of June 30, 2012, the fair value of these contracts was a $4 million asset.

Based on June 30, 2012 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $251 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $379 million. For the six months ended June 30, 2012, currency exchange rate differences had a negative impact of $32 million on NYSE Euronext’s consolidated equity.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended June 30, 2012 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters

For the six months ended June 30, 2012, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies – Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2011, and Note 10 (“Commitments and Contingencies”) to Item 1 of the Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2012, and no other matters were reportable during the period.

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

Item 1A. Risk Factors

For the six months ended June 30, 2012, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, which disclosures are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1	Credit Agreement ($1,000,000,000), dated as of June 15, 2012, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto, Citibank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on June 19, 2012).

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

*	Furnished herewith.
**	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purpose of Section 11 and 12 of Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: August 7, 2012	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext