Form 10-Q
period 2012-09-30
NYSE Euronext
filed 2012-11-08
CIK 1368007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 2, 2012, the registrant had approximately 243 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.

“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE ® ,” “NYSE Blue™,” “NYSE Liffe ® ,” “Pacific Exchange ®” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.

“FINRA® “ is a trademark of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and is used under license from FINRA.

All other trademarks and service marks used herein are the property of their respective owners.

Unless otherwise specified or the context otherwise requires:

•

“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation (the “Merger”), and (2) after completion of the Merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as a national securities exchange.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.

These risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact that these factors will have on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee our future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so.

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

Item 1. Financial Statements

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In millions, except per share data)

(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$310	$396
Financial investments	31	36
Accounts receivable, net	477	497
Deferred income taxes	71	108
Other current assets	160	152

Total current assets	1,049	1,189
Property and equipment, net	944	963
Goodwill	4,139	4,027
Other intangible assets, net	5,715	5,697
Deferred income taxes	535	594
Other assets	577	637

Total assets	$12,959	$13,107

Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$626	$836
Related party payable	—	40
Section 31 fees payable	24	116
Deferred revenue	225	130
Short term debt	866	39
Deferred income taxes	3	23

Total current liabilities	1,744	1,184
Long term debt	1,616	2,036
Deferred income taxes	1,898	1,900
Accrued employee benefits	562	620
Deferred revenue	373	371
Related party payable	—	37
Other liabilities	25	26

Total liabilities	6,218	6,174

Commitments and contingencies
Redeemable noncontrolling interest	281	295

Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 278 and 277 shares issued; 244 and 258 shares outstanding	3	3
Common stock held in treasury, at cost; 34 and 19 shares	(940)	(516)
Additional paid-in capital	8,003	7,982
Retained earnings	613	518
Accumulated other comprehensive loss	(1,260)	(1,406)

Total NYSE Euronext stockholders’ equity	6,419	6,581
Noncontrolling interest	41	57

Total equity	6,460	6,638

Total liabilities and equity	$12,959	$13,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Transaction and clearing fees	$570	$904	$1,828	$2,461
Market data	85	93	263	281
Listing	112	113	334	334
Technology services	81	92	254	263
Other revenues	54	56	161	159

Total revenues	902	1,258	2,840	3,498
Transaction-based expenses:
Section 31 fees	74	109	226	287
Liquidity payments, routing and clearing	269	445	852	1,167

Total revenues, less transaction-based expenses	559	704	1,762	2,044

Other operating expenses:
Compensation	145	160	457	480
Depreciation and amortization	64	72	196	212
Systems and communications	44	46	133	143
Professional services	76	77	218	219
Selling, general and administrative	59	61	185	197
Merger expenses and exit costs	18	29	61	68

Total other operating expenses	406	445	1,250	1,319

Operating income	153	259	512	725
Interest expense	(29)	(31)	(88)	(92)
Investment income	1	2	4	4
Loss from associates	(2)	(2)	(5)	(5)
Net loss on disposal activities	—	—	(2)	—
Other income (loss)	1	(1)	4	—

Income before income taxes	124	227	425	632
Income tax provision	(12)	(21)	(91)	(126)

Net income	112	206	334	506
Net (income) loss attributable to noncontrolling interest	(4)	(6)	(14)	2

Net income attributable to NYSE Euronext	$108	$200	$320	$508

Basic earnings per share attributable to NYSE Euronext	$0.44	$0.76	$1.27	$1.94
Diluted earnings per share attributable to NYSE Euronext	$0.44	$0.76	$1.26	$1.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$112	$206	$334	$506
Foreign currency translation, after impact of net investment hedge gain (loss) of ($17), $99, $14 and ($35) and taxes of $10, ($40), ($3) and $7, respectively	159	(364)	127	23

Change in market value adjustments of available-for-sale securities, net of taxes of $(4), $0, $(7) and $(2), respectively	9	—	14	4
Employee benefit plan adjustments:

Net (losses) gains, net of taxes of ($2), $0, ($6) and $0	2	—	6	—

Total comprehensive income (loss)	282	(158)	481	533
Less: comprehensive income (loss) attributable to noncontrolling interest	5	4	14	(2)

Comprehensive income (loss) attributable to NYSE Euronext	$277	$(162)	$467	$535

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$334	$506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	218
Deferred income taxes	38	(35)
Deferred revenue amortization	(71)	(72)
Stock-based compensation	37	30
Other non-cash items	11	9
Change in operating assets and liabilities:
Accounts receivable, net	15	53
Other assets	47	(83)
Accounts payable, accrued expenses, and Section 31 fees payable	(349)	8
Related party payable	—	(40)
Deferred revenue	158	138
Accrued employee benefits	(59)	(57)

Net cash provided by operating activities	357	675
Cash flows from investing activities:
Sales of short term financial investments	583	740
Purchases of short term financial investments	(578)	(715)
Purchases of equity investments and businesses, net of cash acquired	(120)	(33)
Net proceeds from disposition of asset held-for-sale	—	34
Purchases of property and equipment	(125)	(116)
Other investing activities	25	4

Net cash used in investing activities	(215)	(86)
Cash flows from financing activities:
Commercial paper borrowings (repayments), net	423	(343)
Dividends to shareholders	(226)	(235)
Purchases of treasury stock	(424)	—
Employee stock transactions and other	(20)	(1)

Net cash used in financing activities	(247)	(579)
Effects of exchange rate changes on cash and cash equivalents	19	3

Net (decrease) increase in cash and cash equivalents for the period	(86)	13
Cash and cash equivalents at beginning of period	396	327

Cash and cash equivalents at end of period	$310	$340

Non-cash investing and financing activities:
Acquisition of APX	$—	$40
Issuance of shares in connection with the sale of American Stock Exchange building	$—	$12

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

The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NYSE Blue™

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

Prior to the completion of this unwind, NYSE Euronext consolidated the results of operations and financial condition of NYSE Blue (which included the results of BlueNext and APX, Inc.). Following this unwind, NYSE Euronext only consolidated the results of operations and financial condition of BlueNext.

In October 2012, NYSE Euronext and CDC Climat, a subsidiary of Caisse des Dépôts, who own 60% and 40% of BlueNext, respectively, voted in favor of the closure of this entity. We expect to complete the closure of BlueNext by December 31, 2012.

Qatar

On June 19, 2009, NYSE Euronext entered into a strategic partnership with the State of Qatar to establish the Qatar Exchange, the successor to the Doha Securities Market. Under the terms of the partnership, the Qatar Exchange is adopting the latest NYSE Euronext trading and network technologies. We are providing certain management services to the Qatar Exchange at negotiated rates.

In 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009, with two additional $40 million payments made in June 2010 and June 2011. The agreement required the remaining $80 million to be paid in two equal installments annually in June 2012 and June 2013.

In September 2012, NYSE Euronext and the State of Qatar reached an agreement to reduce our ownership in the Qatar Exchange in consideration of the termination of the remaining two $40 million installment payments. As of September 30, 2012, NYSE Euronext owned 12% of the Qatar Exchange.

Corpedia

On June 22, 2012, NYSE Euronext completed the acquisition of Corpedia, a U.S.-based provider of ethics and compliance e-learning and consultative services.

Fixnetix

On March 7, 2012, NYSE Euronext acquired approximately 25% of the outstanding shares of Fixnetix Limited, a U.K.-based service provider of ultra-low latency data provision, co-location, trading services and risk controls for more than 50 markets worldwide.

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

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instrument on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put approximately 5% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statement of financial condition as of September 30, 2012. Subsequent to September 30, 2012, the external investors put another 5% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext.

Note 3—Restructuring

As a result of streamlining certain business processes, NYSE Euronext has launched various severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through September 30, 2012 and the remaining accrual as of September 30, 2012 (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of December 31, 2011	$—	$5	$2	$1	$8
Employee severance and related benefits	8	14	7	—	29
Severance and benefit payments	(7)	(9)	(5)	—	(21)

Balance as of September 30, 2012	$1	$10	$4	$1	$16

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at September 30, 2012, NYSE Euronext expects to pay these amounts throughout 2012 and into 2013.

Note 4—Segment Reporting

NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs of operating as a public company, within “Corporate/ Eliminations.”

The following is a description of our reportable segments:

Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.

Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.

Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.

Summarized financial data of our reportable segments is as follows (in millions):

Three months ended September 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2012
Revenues	$220	$569	$113	$—	$902
Operating income (loss)	55	102	21	(25)	153

2011
Revenues	$308	$825	$125	$—	$1,258
Operating income (loss)	128	149	29	(47)	259

Nine months ended September 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2012
Revenues	$689	$1,797	$353	$1	$2,840
Operating income (loss)	211	335	66	(100)	512

2011
Revenues	$891	$2,246	$363	$(2)	$3,498
Operating income (loss)	384	397	91	(147)	725

Note 5—Earnings and Dividend Per Share

The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income	$112	$206	$334	$506
Net (income) loss attributable to noncontrolling interest	(4)	(6)	(14)	2

Net income attributable to NYSE Euronext	$108	$200	$320	$508

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	246	262	252	262
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	1

Weighted average shares used in diluted computation	247	263	253	263

Basic earnings per share attributable to NYSE Euronext	$0.44	$0.76	$1.27	$1.94
Diluted earnings per share attributable to NYSE Euronext	$0.44	$0.76	$1.26	$1.93
Dividends per common share	$0.30	$0.30	$0.90	$0.90

As of September 30, 2012 and 2011, 4.7 million and 4.1 million restricted stock units, respectively, and options to purchase 0.2 million and 0.2 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2012, 0.3 million and 1.0 million awards, respectively, were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2011, 0.3 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 6—Pension and Other Benefit Programs

The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended September 30,	2012	2011	2012	2011	2012	2011
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	10	12	1	1	2	2
Expected return on assets	(14)	(15)	—	—	—	—
Actuarial loss	4	(1)	—	—	—	—
Curtailment loss	—	—	—	—	—	—

Net periodic cost	$1	$(3)	$1	$1	$2	$2

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Nine months ended September 30,	2012	2011	2012	2011	2012	2011
Service cost	$2	$3	$—	$—	$—	$—
Interest cost	32	36	2	3	6	6
Expected return on assets	(41)	(43)	—	—	—	—
Actuarial loss	10	6	1	1	—	—
Curtailment loss	—	—	—	—	1	2

Net periodic cost	$3	$2	$3	$4	$7	$8

During the three and nine months ended September 30, 2012, NYSE Euronext contributed $1 million and $38 million, respectively, to its pension plans. During the three and nine months ended September 30, 2011, NYSE Euronext contributed $2 million and $41 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $1 million to its pension plans during the fourth quarter of 2012.

Note 7—Goodwill and Other Intangible Assets

The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2012	$2,225	$1,434	$368	$4,027
Acquisitions	—	89	26	115
Currency translation and other	67	(47)	(23)	(3)

Balance as of September 30, 2012	$2,292	$1,476	$371	$4,139

The following table presents the details of the intangible assets as of September 30, 2012 and December 31, 2011 (in millions):

Balance as of September 30, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,969	$—	Indefinite
Customer relationships	866	253	7 to 20
Trade names and other	187	54	7 to 20

Other intangible assets	$6,022	$307

Balance as of December 31, 2011	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,913	$—	Indefinite
Customer relationships	856	213	7 to 20
Trade names and other	188	47	7 to 20

Other intangible assets	$5,957	$260

For the three and nine months ended September 30, 2012, amortization expense for the intangible assets was approximately $14 million and $46 million, respectively. For the three and nine months ended September 30, 2011, amortization expense for the intangible assets was approximately $15 million and $46 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets as of September 30, 2012 was as follows (in millions):

Year ending December 31,
Remainder of 2012 (from October 1st through December 31st)	$12
2013	58
2014	58
2015	58
2016	58
Thereafter	502

Total	$746

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

The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in millions):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$31	$—	$—	$31
Foreign exchange derivative contracts	—	—	—	—

Total Financial investments	$31	$—	$—	$31

Liabilities
Foreign exchange derivative contracts	$—	$2	$—	$2
Equity investments(2)	$59	$—	$—	$59

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mutual Funds (SERP/SESP)(1)	$34	$—	$—	$34
Foreign exchange derivative contracts	—	2	—	2

Total Financial investments	$34	$2	$—	$36

Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)

At September 30, 2012, equity investments represented our investment in Multi Commodity Exchange (“MCX”) of India, which has been recorded at fair value using its quoted market price. Until March 2012, this investment was recorded at cost.

The fair value of our long-term debt instruments, categorized as Level 2, was approximately $2.2 billion as of September 30, 2012. The carrying value of all other financial assets and liabilities approximates fair value.

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

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of September 30, 2012 (in millions):

		Fair Value of Derivative Instruments
September 30, 2012	Notional Amount	Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$650	$—	$2
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$650	$—	$2

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.
(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of December 31, 2011 (in millions):

		Fair Value of Derivative Instruments
December 31, 2011	Notional Amount	Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$673	$2	$3
Derivatives designated as hedging instruments
Foreign exchange contracts	—	—	—

Total derivatives	$673	$2	$3

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.
(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.

Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship recognized in other comprehensive income for the three and nine months ended September 30, 2011 were insignificant and were as follows for the three and nine months ended September 30, 2012 (in millions):

	Gain/(loss) recognized in other comprehensive income
	Three months ended	Nine months ended
Derivatives designated as hedging instrument	September 30, 2012
Foreign exchange contracts	$—	$(3)

The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and nine months ended September 30, 2012 and September 30, 2011 were insignificant.

Pre-tax gains and losses recognized in income on derivative instruments not designated in hedging relationship for the three and nine months ended September 30, 2012 were as follows (in millions):

	Gain/(loss) recognized in income
	Three months ended	Nine months ended
Derivatives not designated as hedging instrument	September 30, 2012
Foreign exchange contracts	$(4)	$(9)

Pre-tax gains and losses on derivative instruments not designated in hedging relationships for the three and nine months ended September 30, 2011 were as follows (in millions):

	Gain/(loss) recognized in income
	Three months ended	Nine months ended
Derivatives not designated as hedging instrument	September 30, 2011
Foreign exchange contracts	$(4)	$11

For the nine months ended September 30, 2012, NYSE Euronext had foreign exchange contracts in place with tenors of less than 3 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of September 30, 2012, NYSE Euronext had €284 million ($367 million) euro/U.S. dollar contracts outstanding and £175 million (€283 million) sterling/Euro dollar forward contracts outstanding which together has a combined negative fair value of $2 million. These instruments matured in October 2012.

Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three and nine months ended September 30, 2012 were a $17 million loss and a $14 million gain, respectively. Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three months ended September 30, 2011 was $99 million and pre-tax net losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the nine months ended September 30, 2011 was $35 million.

For the nine months ended September 30, 2012, NYSE Euronext had no derivative instruments in either fair value hedging relationships or cash flow hedging relationships.

Note 10—Commitments and Contingencies

For the nine months ended September 30, 2012, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies—Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2011, and Note 10 (“Commitments and Contingencies”) of the Forms 10-Q filed by NYSE Euronext for the periods ended March 31, 2012 and June 30, 2012, respectively, and no other matters were reportable during the period.

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

Note 11—Income taxes

For the three months ended September 30, 2012 and 2011, our effective tax rate was 9.7% and 9.5%, respectively. For the nine months ended September 30, 2012 and 2011, our effective tax rate was 21.5% and 20.0%, respectively.

NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

For the three months ended September 30, 2012, our effective tax rate also reflected a $41 million discrete deferred tax benefit related to an enacted reduction in corporate tax rate from 25% to 23% in the United Kingdom (U.K.), which was partially offset by a $28 million discrete deferred tax expense related to the reorganization of certain of our U.S. businesses. For the nine months ended September 30, 2012, our effective tax rate reflected (i) the same $41 million benefit related to the enacted reduction in corporate tax rate in the U.K., and (ii) the release of reserves following a favorable settlement reached with the tax authorities in the United Kingdom regarding an uncertain tax position, which were more than offset by (iii) a $68 million discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

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

In May 2010, NYSE Euronext announced plans to establish full-service clearing house facilities in Europe and gave notice to terminate the current out-sourcing arrangements with LCH.Clearnet SA in Paris for European cash and Continental European derivatives clearing. During 2011, these termination dates were extended into 2013 by mutual agreement and NYSE Euronext’s plans were put on hold, but following the announcement of the terminated Proposed Business Combination, NYSE Euronext reviewed the strategic options available to it for clearing and determined to re-launch the project to develop a full service derivatives clearing house in London (a Recognised Clearing House (RCH), as defined by the FSA). In connection with the re-launch of the project, NYSE Euronext reached an agreement to further extend the termination date for the out-sourcing arrangement with LCH.Clearnet SA in Paris until March 2014 for Continental European derivatives clearing.

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

As of September 30, 2012, NYSE Euronext had a 9.1% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.

Qatar

See Note 2 —Strategic Investments and Divestitures.

New York Portfolio Clearing (“NYPC”)

NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC clears fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of September 30, 2012, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended September 30,		Nine months ended September 30,
Income (expenses)	2012	2011	2012	2011
LCH.Clearnet	$(11)	$(12)	$(33)	$(35)
Qatar	1	2	2	6
NYPC	(1)	—	1	1

Note 13—Subsequent Event

On October 5, 2012, NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in June 2013 and €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and under Part II, Item 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, “Risk Factors.” Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.

Overview

NYSE Euronext is a global markets operator and provider of trading technology to the financial services industry. Headquartered in New York, we run markets in the United States, France, the U.K., the Netherlands, Belgium and Portugal covering a wide range of financial products from stocks to derivatives. We also provide critical technology infrastructure around the world to our clients and exchange partners including co-location services, connectivity, trading platforms and market data content and services. NYSE Euronext was formed from the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Prior to that date, NYSE Euronext had no significant assets and did not conduct any material activities other than those incidental to its formation. Following consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquiror in the combination with Euronext. NYSE Euronext has numerous operating subsidiaries in the United States and Europe, including the American Stock Exchange, which is now known as NYSE MKT.

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

We expect that all of these factors will continue to impact our businesses. Any potential growth in the global cash markets will likely be tempered by investor uncertainty resulting from volatility in the cost of energy and commodities, unemployment concerns and contagion concerns in relation to the sovereign debt issues faced by some members of the Eurozone, uncertainty as to near term tax, regulatory, and other government policies, as well as the general state of the world economy. We continue to focus on our strategy to broaden and diversify our revenue streams, as well as on our company-wide expense reduction initiatives in order to mitigate these uncertainties.

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

Revenues for per-contract fees are driven by the number of trades executed and fees charged per contract. The principal types of derivative contracts traded and cleared are equity and index products and short-term interest rate products. Trading in equity products is primarily driven by price volatility in equity markets and indices and trading in short-term interest rate products is primarily driven by volatility resulting from uncertainty over the direction of short-term interest rates. The level of trading and clearing activity for all products is also influenced by market conditions and other factors. See “— Factors Affecting Our Results” above.

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

Listings

There are two types of fees applicable to companies listed on our U.S. and European securities exchanges — listing fees and annual fees. Listing fees consist of two components: original listing fees and fees related to other corporate-related actions. Original listing fees, subject to a minimum and maximum amount, are based on the number of shares that a company initially lists. Original listing fees, however, are generally not applicable to companies that transfer to one of our U.S. securities exchanges from another market, except for companies transferring to NYSE MKT from the over-the-counter market. Other corporate action related fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits, rights issues and sales of additional securities, as well as mergers and acquisitions, which are subject to a minimum and maximum fee.

In the U.S., annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the U.S. Annual fees are recognized as revenue on a pro rata basis over the calendar year.

Original fees are recognized as revenue on a straight-line basis over estimated service periods of ten years for the NYSE and the Euronext cash equities markets and five years for NYSE Arca and NYSE MKT. Unamortized balances are recorded as deferred revenue on the condensed consolidated statements of financial condition.

Listing fees for our European markets comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing shares in IPOs and tender offers. Original listing fees, subject to a minimum and maximum amount, are based on a company’s market capitalization at the time of its IPO. Revenues from annual listing fees relate to the number of shares outstanding and the market capitalization of the listed company.

In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Domestic issuers also pay annual fees based on the number of equity securities and their respective market capitalizations. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are generally charged lower maximum admission fees and annual fees. Non-domestic companies that are in the Euronext 100 index are treated as domestic. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.

The revenue NYSE Euronext derives from listing fees is primarily dependent on the number and size of new company listings, as well as on the level of other corporate-related activity of existing listed issuers. The number and size of new company listings and other corporate-related activity in any period depend primarily on factors outside of NYSE Euronext’s control, including general economic conditions in Europe and the U.S. (in particular, stock market conditions) and the success of competing stock exchanges in attracting and retaining listed companies.

Technology Services

Revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees, as well as from consulting services. Colocation revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software that allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.

Other Revenues

Other revenues include trading license fees, fees for facilities, fees for servicing existing listed companies (including fees from the recent acquisition of Corpedia) and other services provided to designated market markers (“DMMs”), brokers and clerks physically located on the floors of our U.S. markets that enable them to engage in the purchase and sale of securities on the trading floor, the revenues of our former NYSE Blue joint venture (our results for the current quarter include only BlueNext) and fees for clearance and settlement activities in our European markets, as well as regulatory revenues. Regulatory fees are charged to member organizations of our U.S. securities exchanges.

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

Results of Operations

Three Months Ended September 30, 2012 Versus Three Months Ended September 30, 2011

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended September 30, 2012, as compared to such item for the three months ended September 30, 2011.

	Three months ended September 30,		Percent Increase (Decrease)
(Dollars in Millions)	2012	2011
Revenues
Transaction and clearing fees	$570	$904	(37)%
Market data	85	93	(9)%
Listing	112	113	(1)%
Technology services	81	92	(12)%
Other revenues	54	56	(4)%

Total revenues	902	1,258	(28)%
Transaction-based expenses:
Section 31 fees	74	109	(32)%
Liquidity payments, routing and clearing	269	445	(40)%

Total revenues, less transaction-based expenses	559	704	(21)%
Other operating expenses:
Compensation	145	160	(9)%
Depreciation and amortization	64	72	(11)%
Systems and communications	44	46	(4)%
Professional services	76	77	(1)%
Selling, general and administrative	59	61	(3)%
Merger expenses and exit costs	18	29	(38)%

Total other operating expenses	406	445	(9)%

Operating income	153	259	(41)%
Net interest and investment income (loss)	(28)	(29)	(3)%
Loss from associates	(2)	(2)	—%
Other income (loss)	1	(1)	200%

Income before income taxes	124	227	(45)%
Income tax provision	(12)	(21)	(43)%

Net income	112	206	(46)%
Net (income) loss attributable to noncontrolling interest	(4)	(6)	(33)%

Net income attributable to NYSE Euronext	$108	$200	(46)%

Highlights

For the three months ended September 30, 2012, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $559 million, $153 million and $108 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $704 million, $259 million and $200 million, respectively, for the three months ended September 30, 2011.

The $145 million decrease in total revenues, less transaction-based expenses, $106 million decrease in operating income and $92 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:

Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, decreased primarily due to lower volumes across most of our trading venues and the negative impact of foreign currency ($20 million).

Decreased operating income — The period-over-period decrease in operating income of $106 million was primarily due to lower total revenues, less transaction-based expenses, partially offset by reduced operating expenses. Excluding the net impact of merger and exit activities, foreign currency ($10 million) and new business initiatives ($11 million), our other operating expenses decreased $29 million or 7% as compared to the three months ended September 30, 2011.

Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $92 million was mainly due to decreased operating income, partially offset by a lower effective tax rate as a result of certain discrete income which was not tax effected.

Segment Results

We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended September 30,
			% of Total Revenues
Segment Revenues (in millions)	2012	2011	2012	2011
Derivatives	$220	$308	24%	24%
Cash Trading and Listings	569	825	63%	66%
Information Services and Technology Solutions	113	125	13%	10%

Total segment revenues	$902	$1,258	100%	100%

Derivatives

	Three months ended September 30,
			Increase (decrease)	% of Revenues
(in millions)	2012	2011		2012	2011
Transaction and clearing fees	$198	$288	(31)%	90%	94%
Market data	11	11	—%	5%	4%
Other revenues	11	9	22%	5%	2%

Total revenues	220	308	(29)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	56	82	(32)%	25%	27%

Total revenues, less transaction-based expenses	164	226	(27)%	75%	73%
Total other operating expenses	109	98	11%	50%	32%

Operating income	$55	$128	(57)%	25%	41%

For the three months ended September 30, 2012, Derivatives operating income decreased $73 million to $55 million, and operating income as a percentage of revenues in 2012 decreased 16 percentage points to 25%. Compared to the three months ended September 30, 2011, the $73 million reduction in operating income was mainly driven by (i) a decrease in our total revenues, less transaction-based expenses, reflecting a $45 million decrease in European derivatives as a result of a 22% decrease in average daily volume and average net revenue capture per contract as well as reduced clearing fees, (ii) a $16 million decline in U.S. equity options trading net revenue driven by a 27% decrease in average daily volume and a decline in average net capture per U.S. equity option contract as well as (iii) the $4 million negative impact of foreign currency. Other operating expenses for the three months ended September 30, 2012 increased $11 million, reflecting (i) increased merger and exit costs as we implement cost reduction initiatives and (ii) additional expenses to support new business initiatives including the development costs of our new clearing facilities for our European derivatives business.

Cash Trading and Listings

	Three months ended September 30,
			Increase (decrease)	% of Revenues
(in millions)	2012	2011		2012	2011
Transaction and clearing fees	$372	$616	(40)%	65%	75%
Market data	42	49	(14)%	7%	6%
Listing	112	113	(1)%	20%	14%
Other revenues	43	47	(9)%	8%	5%

Total revenues	569	825	(31)%	100%	100%
Transaction-based expenses:
Section 31 fees	74	109	(32)%	13%	13%
Liquidity payments, routing and clearing	213	363	(41)%	37%	44%

Total revenues, less transaction-based expenses	282	353	(20)%	50%	43%
Total other operating expenses	180	204	(12)%	32%	25%

Operating income	$102	$149	(32)%	18%	18%

For the three months ended September 30, 2012, Cash Trading and Listings operating income as a percentage of revenues remained flat as compared to the three months ended September 30, 2011, despite a period-over-period decrease in operating income of $47 million to $102 million. The reduction in operating income is primarily due to a decrease in our total revenues, less transaction-based expenses, of $71 million as a result of lower average daily trading volumes across our cash trading venues and the negative impact of foreign currency of $6 million, partially offset by a decrease in other operating expenses of $24 million for the three months ended September 30, 2012, reflecting the results of operating efficiencies.

Information Services and Technology Solutions

	Three months ended September 30,
			Increase (decrease)	% of Revenues
(in millions)	2012	2011		2012	2011
Market data	$32	$33	(3)%	28%	26%
Technology services	81	92	(12)%	72%	74%

Total revenues	113	125	(10)%	100%	100%
Total other operating expenses	92	96	(4)%	81%	77%

Operating income	$21	$29	(28)%	19%	23%

For the three months ended September 30, 2012, Information Services and Technology Solutions operating income decreased $8 million to $21 million, and operating income as a percentage of revenues in 2012 decreased 4 percentage points to 19%. This decrease was primarily due to a $12 million decrease in total revenues (including a $5 million negative impact of foreign currency) as a result of weak market conditions and the reduction by customers of their technology expenditures, partially offset by a decrease in other operating expenses.

Corporate / Eliminations

	Three months ended September 30,
(in millions)	2012	2011	Increase (decrease)
Revenues, less transaction-based expenses	$—	$—	—%

Total revenues	—	—	—%
Total other operating expenses	25	47	(47)%

Operating loss	$(25)	$(47)	(47)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the three months ended September 30, 2012 decreased $22 million to $25 million compared to the same period a year ago. Such decrease was primarily associated with lower merger expenses and exit costs. The 2011 merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse.

Non-Operating Income and Expenses

Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources.”

Loss from Associates

For the three months ended September 30, 2012, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Other Income

For the three months ended September 30, 2012, other income was $1 million, compared to a $1 million loss for the three months ended September 30, 2011. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.

Noncontrolling Interest

For the three months ended September 30, 2012, NYSE Euronext recorded noncontrolling interest income of $4 million as compared to a $6 million for the same period a year ago. This mainly reflects the operating income generated by NYSE Amex Options partially offset by the operating losses of NYSE Liffe US and BlueNext.

Income Taxes

For the three months ended September 30, 2012 and 2011, NYSE Euronext provided for income taxes at an estimated tax rate of 9.7% and 9.5%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the three months ended September 30, 2012, our effective tax rate also reflected a $41 million discrete deferred tax benefit related to an enacted reduction in the corporate tax rate from 25% to 23% in the United Kingdom, which was partially offset by a $28 million discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

Nine Months Ended September 30, 2012 Versus Nine Months Ended September 30, 2011

The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the nine months ended September 30, 2012, as compared to such item for the nine months ended September 30, 2011.

	Nine months ended September 30,		Percent Increase
(Dollars in Millions)	2012	2011	(Decrease)
Revenues
Transaction and clearing fees	$1,828	$2,461	(26)%
Market data	263	281	(6)%
Listing	334	334	—%
Technology services	254	263	(3)%
Other revenues	161	159	1%

Total revenues	2,840	3,498	(19)%
Transaction-based expenses:
Section 31 fees	226	287	(21)%
Liquidity payments, routing and clearing	852	1,167	(27)%

Total revenues, less transaction-based expenses	1,762	2,044	(14)%

Other operating expenses:
Compensation	457	480	(5)%
Depreciation and amortization	196	212	(8)%
Systems and communications	133	143	(7)%
Professional services	218	219	—%
Selling, general and administrative	185	197	(6)%
Merger expenses and exit costs	61	68	(10)%

Total other operating expenses	1,250	1,319	(5)%

Operating income	512	725	(29)%
Net interest and investment income (loss)	(84)	(88)	(5)%
Loss from associates	(5)	(5)	—%
Net loss on disposal activities	(2)	—	(100)%
Other income	4	—	100%

Income before income taxes	425	632	(33)%
Income tax provision	(91)	(126)	(28)%

Net income	334	506	(34)%
Net (income) loss attributable to noncontrolling interest	(14)	2	NM

Net income attributable to NYSE Euronext	$320	$508	(37)%

NM	= Not Meaningful.

Highlights

For the nine months ended September 30, 2012, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,762 million, $512 million and $320 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,044 million, $725 million and $508 million, respectively, for the nine months ended September 30, 2011.

The $282 million decrease in total revenues, less transaction-based expenses, $213 million decrease in operating income, and $188 million decrease in net income attributable to NYSE Euronext for the period reflects the following principal factors:

Decreased total revenues, less transaction-based expenses — Total revenues, less transaction-based expenses, decreased primarily due to lower volumes across most of our trading venues and the negative impact of foreign currency ($51 million).

Decreased operating income — The period-over-period decrease in operating income of $213 million was primarily due to lower total revenues, less transaction-based expenses, partially offset by reduced operating expenses. Excluding the net impact of merger and exit activities, foreign currency ($26 million) and new business initiatives ($29 million), our other operating expenses decreased $65 million or 5% as compared to the nine months ended September 30, 2011.

Decreased net income attributable to NYSE Euronext — The period-over-period decrease in net income attributable to NYSE Euronext of $188 million was mainly due to decreased operating income, partially offset by a lower effective tax rate.

Segment Results

We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Nine months ended September 30,
			% of Total Revenues
Segment Revenues (in millions)	2012	2011	2012	2011
Derivatives	$689	$891	24%	25%
Cash Trading and Listings	1,797	2,246	63%	65%
Information Services and Technology Solutions	353	363	13%	10%

Total segment revenues	$2,839	$3,500	100%	100%

Derivatives

	Nine months ended September 30,
	2012	2011	Increase (decrease)	% of Revenues
(in millions)				2012	2011
Transaction and clearing fees	$623	$825	(24)%	90%	93%
Market data	33	35	(6)%	5%	4%
Other revenues	33	31	6%	5%	3%

Total revenues	689	891	(23)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	167	216	(23)%	24%	24%

Total revenues, less transaction-based expenses	522	675	(23)%	76%	76%
Total other operating expenses	311	291	7%	45%	33%

Operating income	$211	$384	(45)%	31%	43%

For the nine months ended September 30, 2012, Derivatives operating income decreased $173 million to $211 million, and operating income as a percentage of revenues decreased 12 percentage points to 31%. Compared to the nine months ended September 30, 2011, the reduction in operating income mainly reflects a $153 million decrease in total revenues, less transaction-based expenses, which was driven by a $117 million decrease in our European derivatives as a result of a 20% decrease in average daily volume and average net revenue capture per contract as well as a $28 million decline in our U.S. equity options trading net revenue driven by a 14% decrease in average daily volume and a decline in average net capture per U.S. equity option contract. Other operating expenses for the nine months ended September 30, 2012 increased $20 million, reflecting (i) increased merger and exit costs as we implement cost reduction initiatives and (ii) additional expenses to support new business initiatives, including the development costs of our new clearing facilities for our European derivatives business.

Cash Trading and Listings

	Nine months ended September 30,
	2012	2011	Increase (decrease)	% of Revenues
(in millions)				2012	2011
Transaction and clearing fees	$1,205	$1,636	(26)%	67%	73%
Market data	131	147	(11)%	7%	6%
Listing	334	334	—%	19%	15%
Other revenues	127	129	(2)%	7%	6%

Total revenues	1,797	2,246	(20)%	100%	100%
Transaction-based expenses:
Section 31 fees	226	287	(21)%	13%	13%
Liquidity payments, routing and clearing	685	951	(28)%	38%	42%

Total revenues, less transaction-based expenses	886	1,008	(12)%	49%	45%
Total other operating expenses	551	611	(10)%	30%	27%

Operating income	$335	$397	(16)%	19%	18%

For the nine months ended September 30, 2012, Cash Trading and Listings operating income as a percentage of revenues increased 1 percentage point to 19% despite a decrease in operating income of $62 million to $335 million. The decrease in operating income was primarily due to a decrease in our total revenues, less transaction-based expenses, of $122 million as a result of lower average daily trading volumes across most of our cash trading venues and the negative impact of foreign currency, partially offset by a $60 million decrease in other operating expenses for the nine months ended September 30, 2012 reflecting the results of operating efficiencies.

Information Services and Technology Solutions

	Nine months ended September 30,
	2012	2011	Increase (decrease)	% of Revenues
(in millions)				2012	2011
Market data	$99	$99	—%	28%	27%
Technology services	254	264	(4)%	72%	73%

Total revenues	353	363	(3)%	100%	100%
Total other operating expenses	287	272	6%	81%	75%

Operating income	$66	$91	(27)%	19%	25%

For the nine months ended September 30, 2012, Information Services and Technology Solutions operating income decreased $25 million to $66 million, and operating income as a percentage of revenues in 2012 decreased 6 percentage points to 19%. This decrease was primarily due to (i) a $10 million decrease in total revenues (including a $12 million negative impact of foreign currency) as a result of weak market conditions and the reduction by customers of their technology expenditures and (ii) additional operating expenses chiefly associated with the ramp up of our co-location services, the extension of our presence through acquisitions and the expansion of our SFTI network, as well as severance charges incurred in the 2012 period as we realize operating efficiencies.

Corporate / Eliminations

	Nine months ended September 30,
(in millions)	2012	2011	Increase (decrease)
Revenues, less transaction-based expenses	$1	$(2)	150%

Total revenues	1	(2)	150%
Total other operating expenses	101	145	(30)%

Operating loss	$(100)	$(147)	(32)%

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating expenses for the nine months ended September 30, 2012 decreased $44 million to $101 million compared to the same period a year ago. Such decrease was primarily associated with lower merger expenses and exit costs. The 2011 merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse.

Non-Operating Income and Expenses

Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with $750 million of fixed rate bonds due in June 2013 and €1,000 million of fixed rate bonds due in June 2015. See — “Liquidity and Capital Resources.”

Loss from Associates

For the nine months ended September 30, 2012, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Net Loss on Disposal Activities

For the nine months ended September 30, 2012, the net loss on disposal activities of $2 million reflects the impact of unwinding of the NYSE Blue joint venture. See also Note 2 – Strategic Investments and Divestitures.

Other Income

For the nine months ended September 30, 2012 and 2011, other income was $4 million and $0 million, respectively. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.

Noncontrolling Interest

For the nine months ended September 30, 2012, NYSE Euronext recorded noncontrolling interest income of $14 million as compared to a $2 million loss in the same period a year ago. This reflects the operating income generated by NYSE Amex Options partially offset the operating losses of NYSE Liffe US in the 2012 period.

Income Taxes

For the nine months ended September 30, 2012 and 2011, NYSE Euronext provided for income taxes at an estimated tax rate of 21.5% and 20.0%, respectively. NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the nine months ended September 30, 2012, our effective tax rate reflected (i) a $41 million discrete deferred tax benefit related to an enacted reduction in the corporate tax rate from 25% to 23% in the United Kingdom, and (ii) the release of reserves following a favorable settlement reached with the tax authorities in the United Kingdom regarding an uncertain tax position, which were more than offset by (iii) a $68 million discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

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

Cash flows from operating activities

For the nine months ended September 30, 2012, net cash provided by operating activities was $357 million, primarily representing net income of $334 million, depreciation and amortization of $196 million and a $188 million working capital decrease.

Cash flows used in investing and financing activities

Capital expenditures for the nine months ended September 30, 2012 were $125 million. During the nine months ended September 30, 2012, we repurchased 15.9 million shares of our common stock for approximately $424 million and paid $226 million in dividends to our shareholders.

Net financial indebtedness

As of September 30, 2012, NYSE Euronext had approximately $2.4 billion in debt outstanding and $0.3 billion of cash, cash equivalents and financial investments, resulting in $2.1 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$310	$396
Financial investments	31	36

Cash, cash equivalents and financial investments	341	432
Short term debt	866	39
Long term debt	1,616	2,036

Total debt	2,482	2,075

Net indebtedness	$2,141	$1,643

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

As of September 30, 2012, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of September 30, 2012	Maturity
Commercial paper issued under the global commercial paper program	$423	From October 1, 2012 until October 5, 2012
4.8% bond in U.S. dollar	$750	June 30, 2013
5.375% bond in Euro	1,000 ($1,288)	June 30, 2015

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of September 30, 2012, NYSE Euronext had $0.4 million outstanding under this commercial paper program, at an average interest rate of 0.4%. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.0 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is available for general corporate purposes and was not drawn on as of September 30, 2012. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered into in 2007 for an amount of $2.0 billion and subsequently amended and reduced to an amount of $1.2 billion in 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.

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

On October 5, 2012, NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in June 2013 and €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers.

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

A summary of common stock purchases is as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
At 6/30/2012			28,261,233	$249
7/1/2012 thru 7/31/2012	2,322,000	$25.57	30,583,233	190
8/1/2012 thru 8/31/2012	1,374,600	25.24	31,957,833	155
9/1/2012 thru 9/30/2012	997,500	25.69	32,955,333	129

	4,694,100

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

The FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends certain provisions in the Subtopic 350-30 in the Intangibles—Goodwill and Other Topic of the Codification. The FASB issued ASU 2012-02 in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. This ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, this ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that this will have a significant impact on our financial statements.

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

Interest Rate Risk

Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of September 30, 2012 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$96	$1,184	$(1,088)	$(10.9)
Euro	31	18	13	(0.1)
Sterling	187	—	187	(1.9)
Fixed rate positions in
Dollar	—	—	—	—
Euro	—	1,281	(1,281)	(15)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.
(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).
(3)	100 basis points parallel shift of yield curve.

NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of September 30, 2012, fixed rate positions in euro with an outstanding maturity or reset date falling in more than one year amounted to $1,281 million. A hypothetical shift of 1% in the euro interest rate curves would in the aggregate impact the fair value of these positions by $15 million.

NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in euro and sterling, when interest rates in euro or sterling decrease, NYSE Euronext’s net interest and investment income decreases. Based on September 30, 2012 positions, a hypothetical 1% decrease in euro or sterling rates would negatively impact annual income by $0.1 million and $1.9 million, respectively. Because NYSE Euronext is a net borrower in U.S. dollar, when interest rates in U.S. dollar increase, NYSE Euronext net interest and investment income decreases. Based on September 30, 2012 positions, a hypothetical 1% increase in U.S. dollar rates would negatively impact annual income by $10.9 million.

Currency Risk

As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the nine months ended September 30, 2012 is presented by primary foreign currency in the following table (in millions, except average rates):

	Nine months ended September 30, 2012
	Euro	Sterling
Average rate in the period	$1.2821	$1.5781
Average rate in the same period one year before	$1.4071	$1.6147
Foreign denominated percentage of
Revenues	16%	15%
Operating expenses	9%	16%
Operating income	48%	10%
Impact of the currency fluctuations (1) on
Revenues	$(44.8)	$(9.8)
Operating expenses	(21.1)	(8.6)
Operating income	(23.7)	(1.2)

(1)	Represents the impact of currency fluctuation for the nine months ended September 30, 2012 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	September 30, 2012
	Position in euros	Position in sterling
Assets	€3,966	£2,662
of which goodwill	1,038	1,073
Liabilities	1,939	377
of which borrowings	1,007	—
Net currency position before hedging activities	€2,027	£2,285
Impact of hedging activities	64	175

Net currency position	€2,091	£2,460
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(269)	$(397)

At September 30, 2012, NYSE Euronext had net exposure of euro and sterling of €2.1 billion ($2.8 billion) and £2.5 billion ($4.0 billion), respectively. NYSE Euronext’s borrowings in euro of €1.0 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext’s net investments in foreign entities. As of September 30, 2012, NYSE Euronext also had €284 million ($367 million) of euro/U.S. dollar and £175 million ($283 million) of sterling/Euro dollar foreign exchange contracts outstanding. These contracts matured in October 2012. As of September 30, 2012, the fair value of these contracts was a $2 million liability.

Based on September 30, 2012 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext’s equity by $269 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext’s equity by $397 million. For the nine months ended September 30, 2012, currency exchange rate differences had a positive impact of $127 million on NYSE Euronext’s consolidated equity.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended September 30, 2012 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Matters

For the nine months ended September 30, 2012, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies—Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2011, and Note 10 (“Commitments and Contingencies”) of the Forms 10-Q filed by NYSE Euronext for the periods ended March 31, 2012 and June 30, 2012, respectively, and no other matters were reportable during the period.

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

Item 1A. Risk Factors

For the nine months ended September 30, 2012, there were no material changes from the “Risk Factors” as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the three months and six months ended March 31, 2012 and June 30, 2012, respectively, which disclosures are incorporated herein by reference, other than the risk discussed below, which supplements the Risk Factors disclosed in such Annual and Quarterly Reports.

Our networks and those of our third-party service providers may be vulnerable to security risks.

The secure transmission of confidential information over public and other networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, malware and other security problems. Third parties to whom we provide information, including regulators, may not take proper care with our information and may not employ state of the art techniques for safeguarding data. Our systems have experienced attempts at unauthorized access in the past, and our public websites have in the past been subject to attempted “denial of service” attacks. While none of these attempts has materially adversely affected our systems or compromised confidential data, and while our systems have not in the past been materially adversely affected by malware or other security incidents, it is possible that our systems may experience security problems in the future that we cannot mitigate and that may materially affect our business. Persons who circumvent security measures could wrongfully access and use our information or our customers’ information, or cause interruptions or malfunctions in our operations. Moreover, our security measures are costly, and may prove to be inadequate. Any of these security risks could cause us to incur reputational damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.

Item 6.	Exhibits

Exhibit No.		Description

4.1		Second Supplemental Indenture, dated October 5, 2012, among NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as Authenticating Agent, Calculation Agent, Paying Agent, Security Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on October 5, 2012).

10.1		Credit Agreement ($1,000,000,000), dated as of June 15, 2012, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto, Citibank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on June 19, 2012).

31.1	*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	*	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	*	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS	**	XBRL Report Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.PRE	**	XBRL Taxonomy Presentation Linkbase Document

101.CAL	**	XBRL Taxonomy Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Label Linkbase Document

*	Furnished herewith.

**	As provided in Rule 406T of Regulation S-T, this information is deemed furnished and not filed for purpose of Section 11 and 12 of Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date: November 8, 2012	By:	/s/ Michael Geltzeiler
Michael Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext