Form 10-K
period 2012-12-31
NYSE Euronext
filed 2013-02-26
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
COMMISSION FILE NUMBER 001-33392
NYSE Euronext
(Exact name of registrant as specified in its charter)

Delaware	20-5110848
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

11 Wall Street	10005
New York, N.Y.	(Zip Code)
(Address of principal executive offices)
(212) 656-3000
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	New York Stock Exchange Euronext Paris
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑

As of June 30, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $6.4 billion. As of February 22, 2013, the registrant had approximately 243 million shares of the registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of NYSE Euronext's Proxy Statement for its April 25, 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NYSE EURONEXT
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

CERTAIN TERMS
In this Annual Report on Form 10-K, "NYSE Euronext," "we," "us," and "our" refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.
"AEX®," "Alternext®," "ArcaBook®," "ArcaVision®," "Archipelago®," "Bclear®," "CAC 40®," "Cscreen®," eGovDirect.com®," "Euronext®," "Euronext 100 Index®," "Intellidex®," "NSC®," "NYFIX®," "NYSE®," "NYSE Bonds®," "NYSE Broker Volume®," "NYSE Composite Index®," "NYSE Liffe®," "NYSE MAC®," "NYSE MAC Alerts®," "NYSEnet®," "NYSE OpenBook®," "NYX®," "SFTI®," "SmartPool®," "UTPtm" and "Wombat®," among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
"FINRA®" and "Trade Reporting Facility®" are trademarks of the Financial Industry Regulatory Authority ("FINRA"), with all rights reserved, and are used under license from FINRA.
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
Our principal executive office is located at 11 Wall Street, New York, New York 10005 and our telephone number is (212) 656-3000. Our European headquarters are located at 39 Rue Cambon, 75039 Paris, France, and our telephone number is +33 1 49 27 10 00. Our website is http://www.nyse.com. We are not incorporating the information on our website into this Annual Report on Form 10-K.
We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (the "SEC"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.
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
Unless otherwise specified or the context otherwise requires, all the entities listed below are direct or indirect subsidiaries of NYSE Euronext and:

•
"NYSE" refers to New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the SEC under the U.S. Securities Exchange Act of 1934 (the "Exchange Act") as a national securities exchange.

•
"NYSE Arca" refers collectively to NYSE Arca, Inc., a Delaware corporation, and NYSE Arca Equities, Inc., a Delaware corporation. NYSE Arca, Inc. is registered with the SEC under the Exchange Act as a national securities exchange.

•
"NYSE MKT" (formerly known as "NYSE Amex") refers to NYSE Amex LLC, a Delaware limited liability company (formerly known as the American Stock Exchange LLC). NYSE Amex LLC is registered with the SEC under the Exchange Act as a national securities exchange.

•
"Euronext" refers to NYSE Euronext's market operations in Europe, including the European-based exchanges that comprise Euronext, N.V. — the Paris, Amsterdam, Brussels, London and Lisbon securities exchanges and, where the context requires, the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

•	"NYSE Liffe" refers to NYSE Euronext's derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under Item 1A — "Risk Factors."
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
Forward-looking statements include, but are not limited to, statements about:

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of capital;

•	our competitive position and environment;

•	potential growth opportunities available to us;

•	the risks associated with potential acquisitions, alliances or combinations, including IntercontinentalExchange, Inc.'s announced acquisition of us;

•	the recruitment and retention of officers and employees;

•	expected levels of compensation;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	protection or enforcement of intellectual property rights;

•	expectations with respect to financial markets, industry trends and general economic conditions;

•	our ability to keep up with rapid technological change;

•	the timing and results of our technology initiatives;

•	the effects of competition; and

•	the impact of future legislation and regulatory changes.
We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements referred to above.

PART I

ITEM 1.	BUSINESS
NYSE Euronext is a global operator of financial markets and provider of trading solutions. We offer an array of products and services in cash equities, futures, options, swaps, exchange-traded products, bonds, clearing operations, market data, and commercial technology solutions, all designed to meet the evolving needs of investors, issuers, financial institutions and market participants. NYSE Euronext operates under three reportable segments: Derivatives; Cash Trading and Listings; and Information Services and Technology Solutions.
Merger Agreement
On December 20, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IntercontinentalExchange, Inc. (“ICE”), pursuant to which ICE will acquire us through a merger of NYSE Euronext into Baseball Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of ICE (“Merger Sub”). As a result of the merger (the “Proposed Merger”) we will become a subsidiary of ICE (together with NYSE Euronext, the “Combined Company”).
Completion of the Proposed Merger will be subject to the satisfaction (or waiver, if permissible) of several conditions, including: approval of the Proposed Merger by holders of a majority of the outstanding shares of NYSE Euronext common stock, approval of the issuance of the ICE common stock in the Proposed Merger by holders of a majority of the ICE common shares voting in the matter and approval of any required amendments to ICE's certificate of incorporation by holders of a majority of the outstanding shares of ICE common stock, approval by the relevant competition and financial, securities and other regulatory authorities and other customary closing conditions. We can provide no assurance that such approvals and conditions will be obtained or satisfied. The Proposed Merger is currently expected to close in the second half of 2013.
Either NYSE Euronext or ICE may terminate the Merger Agreement under certain specified circumstances, subject to payment by one party to the other of specified termination fees, depending on the circumstances of the termination. The Merger Agreement also contains mutual customary representations and warranties and pre-closing covenants of NYSE Euronext and ICE.
Clearing and Financial Intermediary Services Agreement

ICE Clear Europe Limited (“ICE Clear”), a company incorporated under the laws of England and Wales and an affiliate of ICE, entered into a Clearing and Financial Intermediary Services Agreement, dated December 20, 2012, with LIFFE Administration and Management (“LIFFE”), an affiliate of NYSE Euronext (the “Agreement”), pursuant to which ICE Clear will provide LIFFE central counterparty clearing services and LIFFE will provide ICE Clear certain financial intermediary services.

Under the terms and subject to the conditions of the Agreement, LIFFE will appoint ICE Clear as the exclusive provider of central counterparty clearing services for all existing LIFFE derivatives products, with such clearing services expected to commence on July 1, 2013, subject to receipt of applicable required regulatory approvals and other conditions. In addition, ICE Clear will appoint LIFFE to provide financial intermediary services in respect of trades in existing LIFFE products. If the commencement of clearing services occurs after July 1, 2013 and such delay is attributable to ICE Clear or to certain other factors, including failure to obtain specified regulatory approvals, ICE Clear may be required to pay certain fees to LIFFE. The ICE Clear arrangement shall assume responsibility for clearing from NYSE Liffe Clearing. See " – Products and Services - Clearing and Settlement - Europe."

Pursuant to the Agreement, the parties will establish a joint operations committee comprised of three representatives of LIFFE and two representatives of ICE Clear. The committee will supervise the management and provision of the services by either party, and will also consider clearing fees, costs and investments. If the joint operations committee recommends any changes to the services provided by ICE Clear pursuant to the Agreement, ICE Clear may be required to incur further costs and generally will be able to recover such costs from LIFFE. Under the Agreement, LIFFE will be entitled to nominate one director for appointment to ICE Clear's board of directors and, where permissible, the Risk Committee and one observer to attend meetings of the ICE Clear board of directors and Risk Committee.

European Cash Equities Markets Clearing

LCH.Clearnet SA, the Paris-based clearing house of LCH.Clearnet Group, and affiliates of NYSE Euronext have executed a six year clearing contract with respect to NYSE Euronext's continental European cash equities markets.

The agreement, which was executed on January 28, 2013, will run through 2018. The new contract replaces the existing contract that was due to end on December 31, 2013 for cash equity transactions.

The contract, among other things, enables LCH.Clearnet SA to further reduce clearing fees for clearing members. Fees will be reduced from €0.05 to €0.04 for blue chips stocks.

Terminated Business Combination
On February 15, 2011, we entered into a Business Combination Agreement (the "Business Combination Agreement") with Deutsche Börse AG ("Deutsche Börse"), pursuant to which the two companies agreed to combine their respective businesses and become subsidiaries of a newly formed Dutch holding company (the "Proposed Business Combination"). Completion of the Proposed Business Combination was subject to the satisfaction of several conditions, including, among others, approvals by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe.
On February 1, 2012, the European Union Competition Commission ("EU Commission") issued a formal decision disapproving the Proposed Business Combination. In light of the EU Commission's decision, on February 2, 2012, NYSE Euronext and Deutsche Börse announced that they mutually agreed to terminate the Business Combination Agreement. For the year ended December 31, 2012 and 2011, NYSE Euronext incurred approximately $11 million and $85 million, respectively, of legal, investment banking and other professional fees and costs related to the terminated business combination, which are recorded in "Merger expenses and exit costs" in the consolidated statement of operations. NYSE Euronext also incurred additional indirect costs associated with management's significant time and focus negotiating and preparing to close the Proposed Business Combination, instead of pursuing other business opportunities that could have been beneficial to the Company.
General
In our Derivatives segment, our key initiatives in 2012 related to maintaining our position in the U.S. options market and growing our futures businesses. In addition, we entered into a Clearing and Financial Intermediary Services Agreement with ICE Clear, under which ICE Clear will provide LIFFE central counterparty clearing services and LIFFE will provide ICE Clear certain financial intermediary services. See “ - Clearing and Financial Intermediary Services Agreement.” We also executed a six year clearing contract with LCH.Clearnet SA with respect to our continental European cash equities markets. See “ - European Cash Equities Markets Clearing.”
In our Cash Trading and Listings segment, we continued to focus on our pricing and market share mix in the U.S. and European cash markets. In 2012, our market share in the U.S. decreased slightly while our market share in Europe increased slightly. Demand for our listing venues continued to be strong in terms of transfers, new listings and secondary offerings. In 2012, 15 companies transferred to the NYSE from other exchanges, and, additionally, 2 companies transferred to NYSE MKT from other exchanges. A total of 120 issuers listed their securities on NYSE Euronext markets in 2012, raising total proceeds of $36.9 billion.
In 2012, our Information Services and Technology Solutions segment benefited from an expanding customer base and the continued offering of colocation services in our data centers in Mahwah, New Jersey and Basildon, United Kingdom. However, our Information Services and Technology Solutions Segment revenues and operating margins decreased slightly year-over-year as a result of weak market conditions and conservative customer technology expenditures.

To date, our European cash market as well as our U.S. options markets have been migrated to our Universal Trading Platform. We have also migrated portions of our NYSE Liffe European derivatives markets as well as certain securities traded on NYSE and expect to complete the migration of NYSE Liffe for our European derivatives markets and our U.S. cash equities markets to our Universal Trading Platform in early 2013.
Our primary sources of revenue include our transaction and clearing fees, consisting of fees from our cash trading, derivatives trading and clearing businesses; revenues from the dissemination of our market data in the U.S. and Europe; listing fees and annual fees applicable to companies listed on our securities exchanges; and revenues generated from our technology services, including fees for connectivity services, software licenses, maintenance and strategic consulting services. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations-Sources of Revenues."
Derivatives
Our Derivatives segment is comprised of our derivatives trading and clearing businesses and includes our subsidiaries NYSE Liffe, NYSE Liffe Clearing, NYSE Liffe US, NYSE Amex Options, NYSE Arca Options and our joint venture NYPC as well as our related derivatives market data business.

•
NYSE Liffe - NYSE Liffe is the international derivatives business of NYSE Euronext, comprising the derivatives markets operated by LIFFE Administration and Management and Euronext in each of Amsterdam, Brussels, Lisbon, London and Paris. NYSE Liffe offers customers the advantages of an advanced derivatives trading platform and a wide choice of products. NYSE Liffe offers customers access to a range of interest-rate, equity, index, commodity and currency derivative products. NYSE Liffe also offers its customers the Bclear and Cscreen services, which bridge the listed and over-the-counter ("OTC") markets, providing a means to register and process wholesale derivatives trades through NYSE Liffe to clearing at NYSE Liffe Clearing.

•
NYSE Liffe Clearing - Following the launch of NYSE Liffe Clearing, NYSE Liffe assumed full responsibility for clearing activities for the London market of NYSE Liffe. In this regard, NYSE Liffe's London market operates as a self-clearing Recognized Investment Exchange and outsources certain clearing guarantee arrangements and related risk functions to LCH.Clearnet Limited ("LCH.Clearnet"), a U.K. recognized clearinghouse. See "- Products and Services - Clearing and Settlement - Europe."

•
NYSE Liffe US - NYSE Liffe US LLC ("NYSE Liffe US"), our U.S. futures exchange, makes available for trading full- and mini-sized gold and silver futures, options on full and mini-sized gold and silver futures, futures on MSCI Indices and fixed income futures. In 2012, NYSE Liffe US launched new futures contracts based on the DTCC GCF Repo Index which provides exposure to the U.S. short-term interest-rate market. In 2011, NYSE Liffe US launched a full suite of fixed income futures which clear at NYPC. The trading and open interest of all existing MSCI-linked stock index futures in the U.S. transitioned to its platform during June 2011. A significant minority equity stake in NYSE Liffe US is held by six external investors - Citadel Securities, DRW Investments, Getco, Goldman Sachs, Morgan Stanley and UBS. Under this ownership structure, NYSE Euronext remains the largest shareholder in the entity and consolidates it for financial reporting purposes. NYSE Euronext manages the day-to-day operations of NYSE Liffe US, which operates under the supervision of a separate board of directors and a dedicated chief executive officer.

•
NYSE Amex Options - NYSE Amex Options, one of our two U.S. options exchanges, offers order execution through a hybrid model in approximately 2,200 options issues. Seven external investors hold a significant equity interest in NYSE Amex Options - Bank of America Merrill Lynch, Barclays Capital, Citadel Securities, Citi, Goldman Sachs, TD AMERITRADE and UBS AG. Under the framework, NYSE Euronext remains the largest shareholder in the entity and manages the day-to-day operations of NYSE Amex Options, which operates under the supervision of a separate board of directors and a dedicated chief executive officer. NYSE Euronext consolidates this entity for financial reporting purposes.

•	NYSE Arca Options - NYSE Arca Options, one of our two U.S. options exchanges, offers electronic order execution in approximately 2,600 options issues.

•
NYPC - New York Portfolio Clearing ("NYPC"), our joint venture with DTCC, became operational in 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext's clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC's Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. NYPC operates under the supervision of a separate board of directors and a dedicated chief executive officer. Our investment in NYPC is treated as an equity method investment. As of December 31, 2012, we had a minority ownership interest in, and board representation on, DTCC.

Products and Services
Trading Platform and Market Structure.    NYSE Liffe's full service electronic trading platform features an open system architecture which allows users to access our system. Traders commonly access our system via one of the many front-end trading applications that have been developed by independent software vendors, and this has enabled our distribution to grow with widespread adoption around the world. These applications are personalized trading screens that link the user to the market, which allows users to integrate front/back office trading, settlement, risk management and order routing systems. NYSE Liffe's trading platform has been designed to handle significant order flows and transaction volumes. Orders can be matched either on a price/time or pro rata basis, configurable by contract, with transacted prices and volumes and the aggregate size of all bids and offers at each price level updated on a real-time basis. Users are continually notified of all active orders in the central order book, making market depth easy to monitor.
Products Traded.    A wide variety of products are traded on NYSE Liffe and NYSE Liffe US. NYSE Liffe's core product line is its portfolio of short-term interest rate ("STIR") contracts, with its principal STIR contracts based on implied forward rates denominated in euro and sterling. Trading volumes in NYSE Liffe's flagship product in this area, the Euribor Contract, have grown as the euro has increasingly established itself as a global reserve currency. Overall, NYSE Liffe offers a number of derivatives products, including interest rate contracts on a number of currencies, equity futures and options on leading global stocks traded either through LIFFE CONNECT® (shortly to be the Universal Trading Platform) or Bclear (including a wide range of underlyings not listed on NYSE Euronext), index products covering national and international indices and a wide range of soft and agricultural commodity derivatives. NYSE Liffe US offers a variety of futures and options products, including futures on the DTCC GCF Repo Index launched in 2012, as well as a full suite of fixed income futures that launched in 2011 and clear at NYPC. We continue to consider and develop new products for our NYSE Liffe US trading platform.
In 2012, fixed income products (including Three Month Euro (Euribor) Futures, Three Month Sterling (Short Sterling) Futures and Long Gilt Futures) were introduced on Bclear. Additionally, in 2012, Istanbul Menkul Kiymetler Borsasi (IMKB) and NYSE Liffe, announced the launch of futures and options contracts based on some of the constituents of the IMKB 30 Index.
Options.    NYSE Arca and NYSE Amex Options operate marketplaces for trading options on U.S. exchange-listed securities. The underlying securities are listed on U.S. markets. These option market centers include trading facilities, technology and systems for trading options as well as regulatory, surveillance and compliance services. NYSE Arca's options business uses a technology platform and market structure designed to enhance the speed and quality of trade execution for its customers and to attract additional sources of liquidity. Its market structure allows market makers to access its markets remotely and integrates floor-based participants and remote market makers. NYSE Amex Options uses a hybrid model combining both auction-based and electronic trading capabilities that is designed to provide a stable, liquid and less volatile market, as well to as provide the opportunity for price and/or size improvement.
Trading Members.    NYSE Liffe's and NYSE Liffe US's trading members are typically proprietary trading firms, dealers and brokers. Trading members can also become liquidity providers. Liquidity providers are able to place several series of bulk quotes in one order, allowing them to send buy and sell orders for many contract months using only one message.
Clearing and Settlement - Europe.    In December 2012, we entered into a Clearing and Financial Intermediary Services Agreement with ICE Clear in relation to future clearing of NYSE Liffe's London derivatives market. See “– Clearing and Financial Intermediary Services Agreement.”
The clearing arrangements for NYSE Euronext's London derivatives market of NYSE Liffe have remained unchanged throughout 2012, whereby clearing remains in-sourced via the NYSE Liffe Clearing operation and LCH.Clearnet Limited in London provides certain services under a separate contractual arrangement upon which notice of termination has not been given. This arrangement is due to be replaced by the Clearing and Financial Intermediary Services Agreement with ICE Clear. See "– Clearing and Financial Intermediary Services Agreement."
On January 28, 2013, an agreement was executed with LCH.Clearnet SA for the clearing of the cash equities market of Euronext and certain risk management related functions for a term of six years until December 31, 2018. This agreement replaces the prior clearing contract for clearing of cash equities transactions on Euronext markets.
LCH.Clearnet SA also handles the clearing of the Continental European derivatives of NYSE Liffe and this clearing arrangement is due to remain in force until March 31, 2014.
As of December 31, 2012, NYSE Euronext retained an 8.8% stake in LCH.Clearnet Group Limited's outstanding share capital and the right to appoint one director to its board of directors. Interbolsa is one of our wholly-owned subsidiaries. We also have a minority ownership interest in, and board representation on, Euroclear.
Competition
NYSE Liffe and NYSE Liffe US compete with the OTC markets as well as a number of international derivatives exchanges, including the CME Group Inc. and Eurex, which is the derivatives platform operated by Deutsche Börse.
NYSE Liffe US, NYSE Arca and NYSE Amex Options face considerable competition in derivatives trading. Their principal U.S. competitors are the CME Group Inc., Chicago Board Options Exchange, Inc. ("CBOE"), the International Securities Exchange Holdings, Inc., BATS Global Markets, Inc. ("BATS"), the Boston Options Exchange Group, LLC and the Nasdaq OMX Group, Inc. ("Nasdaq OMX"), as well as startups such as Miami International Securities Exchange, LLC, and ELX Futures, L.P., backed by a consortium of banks and other market participants.
Cash Trading and Listings
Our Cash Trading and Listings segment consists of our cash trading and listings businesses and includes our subsidiaries: the NYSE, Euronext, NYSE MKT, NYSE Arca, NYSE Alternext, NYSE Arca Europe, SmartPool, and Interbolsa, and our related cash trading market data business.

•
NYSE - In addition to common stock, preferred stock and warrants, the NYSE lists debt and corporate structured products, such as capital securities, mandatory convertibles and repackaged securities (not including ETPs, as defined below), and new types of structured products.

•
Euronext - Euronext's exchanges list a wide variety of securities, including domestic and international equity securities, convertible bonds, warrants, trackers and debt securities, including corporate and government bonds. All of Euronext's markets are operated by subsidiaries of Euronext, N.V.

•
NYSE MKT - NYSE MKT, formerly NYSE Amex and prior to that, the American Stock Exchange, became part of NYSE Euronext in 2008 and is our U.S. listing venue for emerging growth companies. NYSE MKT also provides a listing venue for a broader class of companies than are qualified for listing on NYSE.

•
NYSE Arca - NYSE Arca is a fully electronic exchange in the United States for equities, exchange traded products ("ETPs"), which include exchange traded funds ("ETFs"), exchange traded notes, exchange traded vehicles, certificates and options.

•
NYSE Alternext - NYSE Alternext operates our European markets for emerging growth companies. NYSE Alternext-listed companies are required to satisfy less stringent listing standards than companies listing on Euronext. Companies listing on NYSE Alternext have greater flexibility in their choice of accounting standards and are subject to less extensive ongoing post-listing reporting requirements than companies listing on Euronext.

•
NYSE Arca Europe - NYSE Arca Europe is a pan-European multilateral trading facility ("MTF"), operated by Euronext Amsterdam. NYSE Arca Europe offers a fully electronic, low latency trading platform for blue chip stocks from eleven European countries.

•
SmartPool - SmartPool is a European dark pool in London dedicated to the execution of institutional order flow. The MTF was created in partnership with NYSE Euronext and three European investment banks (BNP Paribas, HSBC and J.P. Morgan). SmartPool is a wholly owned subsidairy of NYSE Euronext with its own dedicated management team in London.

•
BlueNext/NYSE Blue - On February 18, 2011, the formation of the NYSE Blue joint venture was consummated, consisting of the businesses of APX, Inc. (headquartered in the New York City region) and BlueNext S.A. (“BlueNext”) (headquartered in Paris). On April 5, 2012, NYSE Blue was unwound, resulting in NYSE Euronext taking back ownership of its 60% stake in BlueNext and relinquishing its interest in APX. In October 2012, NYSE Euronext and CDC Climat, a subsidiary of Caisse des Dépôts, who own 60% and 40% of BlueNext, respectively, voted in favor of the closure of this entity. Operations of BlueNext have ceased as of December 5, 2012. The impact of these transactions are not material to the consolidated financial statements.

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
Cash Trading.    In the United States, we offer cash trading in equity securities, fixed income securities and ETPs on the NYSE, NYSE Arca and NYSE MKT. We are able to offer our customers the option of using either auction trading with a floor-based component or electronic trading. In Europe, Euronext's cash trading business consists of trading in equity securities and other cash instruments including funds, bonds, warrants, and certificates, trackers and structured funds.
Trading Platform and Market Structure.    The NYSE and NYSE MKT markets combine both auction-based and electronic trading capabilities. These markets are intended to emulate, in a primarily automatic execution environment, the features of the traditional auction market that have provided stable, liquid and less volatile markets, as well as provide the opportunity for price and/or size improvement. The markets build on our core attributes of liquidity, pricing efficiency, low trading costs and tight spreads by broadening customers' ability to trade quickly and anonymously. Designated Market Makers on the trading floor are charged with maintaining fair, orderly and continuous two-way trading markets by bringing buyers and sellers together and, in the relative absence of orders to buy or sell their assigned stock, adding liquidity by buying and selling the assigned stock for their own accounts. Supplemental Liquidity Providers are a class of high-volume members financially incentivized to add liquidity on the NYSE upon fulfilling quoting requirements. Floor brokers act as agents on the trading floor to handle customer orders.
Cash trading on Euronext's markets in Amsterdam, Brussels, Lisbon and Paris takes place via the Universal Trading Platform following the successful migration of these markets from the Nouveau Système de Cotation. Cash trading on Euronext is governed both by a single harmonized rulebook for trading on each of Euronext's markets and by the various non-harmonized Euronext Rulebooks containing local exchange-specific rules. Euronext's trading rules provide for an order-driven market using an open electronic central order book for each traded security, various order types and automatic order matching and a guarantee of full anonymity both for orders and trades. At the option of the listed company, trading of less-liquid listed securities on the European markets can be supported by a Liquidity Provider ("LP") who is either an existing member of Euronext and/or a corporate broker. The LP is dedicated to supporting the trading in less-liquid small and mid-sized companies to foster regular trading and minimize price volatility.
NYSE Arca operates an open, all-electronic stock exchange for trading all U.S. listed securities (in addition to options, as discussed above). NYSE Arca also provides additional listing services for ETPs. NYSE Arca's trading platform provides customers with fast electronic execution and open, direct and anonymous market access. NYSE Arca operates the Lead Market Maker ("LMM") program, whereby an LMM functions as the exclusive dedicated liquidity provider in NYSE Arca primary listings. Selected by the issuer, the LMM must meet minimum performance requirements determined by NYSE Arca, which include percentage of time at the national best bid and offer, average displayed size and average quoted spread, and must support the NYSE Arca opening and closing auctions.
Trade Reporting Facility.    In the U.S., we operate a trade reporting facility with FINRA to serve our customers reporting off-exchange trades in all listed national market system ("NMS") stocks. Our trade reporting facility enhances the range of trading products and services we offer customers and is a reliable and competitively priced venue to report internally executed transactions.
NYSE Bonds.    NYSE Bonds, our bond trading platform, incorporates the design of the NYSE Arca electronic trading system and provides investors with the ability to readily obtain transparent pricing and trading information. The platform trades bonds of all NYSE and NYSE MKT-listed companies and their subsidiaries without the issuer having to separately list each bond issued. NYSE Bonds maintains and displays priced bond orders and matches those orders on a strict price and time-priority basis. It also reports real-time bids and offers with size and trades to our network of market data vendors.
Trading Members.    Trading members in our U.S. cash markets include entities registered as broker-dealers with the SEC that have obtained trading permits or licenses in accordance with the rules of the NYSE, NYSE Arca or NYSE MKT. Trading members are subject to the rules of the relevant exchange. The majority of Euronext's European cash trading members are brokers and dealers based in Euronext's marketplaces, but also include members in other parts of Europe, most notably the United Kingdom and Germany.
Clearing and Settlement - Europe.    As discussed above, clearing and settlement of trades executed on Euronext are currently handled by LCH.Clearnet SA (for central counterparty clearing), Euroclear Group (for settlement of cash equities except for Lisbon trades) and Interbolsa (for settlement of Lisbon cash and derivatives equities). Clearing for trades executed on NYSE Arca Europe takes place on EuroCCP, a London-based subsidiary of DTCC. For SmartPool, trades are cleared by EuroCCP.
Listings.    Through our U.S. listing venues NYSE, NYSE Arca and NYSE MKT, we have developed a market information analytics platform, complimentary to all listed companies, that is a combination of technology-enabled market intelligence insight and a team of highly skilled market professionals. This platform, called the NYSE Market Access Center ("MAC"), was created to provide issuers with better market insight and information across all exchanges and trading venues. This includes services that were either developed by the NYSE using proprietary data and/or intellectual property or built by a third party expressly for NYSE-listed companies. Within this platform all issuers have access to daily trading summaries, a trading alert system highlighting user-defined trading or market events, social and professional networking within the NYSE community, a messaging and communication platform with an NYSE client service team, a website with proprietary trading information and market data, a series of institutional ownership reports, weekly economic updates and regularly scheduled executive educational programming. All issuers listed on the NYSE have access to the NYSE MAC on the same basis. In addition to the NYSE MAC, the NYSE offers tools to certain currently listed issuers on a tiered basis. The NYSE has also developed eGovDirect.com, an interactive, web-based tool that helps listed companies meet their NYSE governance and compliance requirements.

Through our European listing venues Euronext and NYSE Alternext, we have developed a broad range of services to meet the needs of Euronext and NYSE Alternext-listed companies. In July 2010, we launched a new London-based regulated securities market, NYSE Euronext London, aimed at attracting international issuers looking to seek a listing on the U.K. Official List in London. We also offer listed companies ExpertLine, a continuous push and pull communication and information platform that provides listed companies with real-time responses to topics relating to listing and stock trading as well as detailed information on their stocks. Companies listed on Euronext also have access to secure online tools, such as "Mylisting.euronext.com," a web-based investor relations tool that provides real-time information and data on listed stocks and offers issuer-customized alerts and a range of other services. As part of our executive education, we offer workshops and information sessions to better inform and educate issuers on our new regulations and related legal matters, as well as guidance on investor relations and communication matters. Following the creation of our European Government Affairs department, we have launched an advocacy effort in order to represent the views of our issuers on both a national and European level. As part of this we provide input on reviews of European Union ("EU") directives and regulations that affect our issuer community.
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
European MTFs.    To respond to increasing competition from electronic communications networks following the European Commission Directive 2004/39/EC, we launched European MTFs in 2009. We operate SmartPool, a dark MTF for trading pan-European stocks, which currently trades stocks from European markets, including NYSE Euronext's four national markets. In addition, we operate NYSE Arca Europe, an MTF for trading the most active pan-European stocks that are not already traded on NYSE Euronext's four national markets. In 2011, we launched a pan-European Multilateral Trading Platform, NYSE BondMatch, an order book-driven bond market dedicated to corporate bonds trading in Europe.
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
In Europe, we do not currently face significant competition in providing primary listing services to issuers based in Euronext's home markets because most issuing companies seek to list their shares only once on their respective domestic exchange. Accordingly, Belgian, Dutch, French and Portuguese companies typically obtain a primary listing on the relevant regulated national exchange operated by Euronext, and are admitted to trading either on Euronext, or, in the case of certain small- to medium-sized companies, NYSE Alternext. With the exception of ETPs, there are no competing regulated exchanges offering primary corporate listing services in Euronext's home territories. Therefore no material competition exists in respect of those issuers located in Euronext's home markets that seek a primary listing. Competition does exist, however, with MEDIP, a regulated market operated in Portugal by MTS Portugal, which provides a platform for the wholesale trading between specialists of Portuguese government bonds. In addition, we face competition for listings from the London Stock Exchange and Deutsche Börse. NYSE Euronext also competes with other exchanges worldwide to provide secondary listing services to issuers located outside of NYSE Euronext's European home territories and primary listing services to those issuers that do not have access to a well-developed domestic exchange.
Information Services and Technology Solutions
Our Information Services and Technology Solutions segment refers to our commercial technology transactions, data and infrastructure businesses. NYSE Euronext operates a commercial technology business, NYSE Technologies Inc. ("NYSE Technologies"). NYSE Technologies provides comprehensive transaction, data and infrastructure services and managed solutions for buy-side, sell-side and exchange communities. NYSE Technologies' integrated solutions power the trading operations of global financial institutions and exchanges, including non-NYSE Euronext markets in addition to all the exchanges in the NYSE Euronext group. NYSE Technologies operates five businesses: Global Market Data, which offers a broad array of global market information products covering multiple asset classes; Trading Solutions, which creates and implements high performance, end-to-end messaging software and real-time market data distribution and integration products; Exchange Solutions, which provides multi-asset exchange platform services, managed services and expert consultancy; Global Connectivity, which offers a financial transaction network connecting firms and exchanges worldwide; and Transaction Services, which, among other services, offers solutions that aim to optimize trading efficiency.
Products and Services
Global Market Data.    The broad distribution of accurate and reliable real-time market data is essential to the proper functioning of any securities market because it enables market professionals and investors to make informed trading decisions. The quality of our market data, our collection and distribution facilities, and the ability of traders to act on the data we provide, attract order flow to our exchanges and reinforce our brand. Our primary market data services include the provision of real-time information relating to price, transaction or order data on all of the instruments traded on the cash and derivatives markets of our exchanges. In the United States, market data revenues from core data and non-core data (as discussed below) products are allocated between our Cash Trading and Listings and Information Services and Technology Solutions segments, respectively. In Europe, market data revenues from the distribution of real-time market data are allocated among our Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions segments, respectively.

In the United States, we provide two types of market data products and services: core data products, or those governed by NMS plans, and non-core, or proprietary, data products.

•
Core Data Products.    The SEC requires securities markets to join together in consolidating their bids, offers and last sale prices for each security, and to provide this information to the public on an integrated basis. We work with other markets to make our U.S. market data available, on a consolidated basis, on what is often referred to as the "consolidated tape." The data resulting from the consolidated tape is also referred to as "core data." This intermarket cooperative effort provides the investing public with the reported transaction prices and the best bid and offer for each security, regardless of the market from which a quote is reported or on which market a trade takes place.

Last sale prices and quotes in NYSE-listed, NYSE MKT-listed and NYSE Arca-listed securities are disseminated through Tape A and Tape B, which constitute the majority of our market data revenues. We also receive a share of the revenues from Tape C, which represents data related to trading of certain securities (including ETPs) that are listed on Nasdaq.

•
Non-Core Data Products.    We make certain market data available independently of other markets, which is known as non-core, or proprietary, data. We package this type of market data as trading products (such as NYSE OpenBook, through which the NYSE makes available all limit orders) and analytic products (such as Market Data Analytics Lab, NYSE Broker Volume and a variety of other databases that are made available other than in real-time and that are generally used by analytic traders, researchers and academics). These products are proprietary to us, and we do not share the revenues that they generate with other markets.

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
Unlike in the United States, European market data is not consolidated. In Europe, we distribute and sell both real-time and proprietary market information to data vendors (such as Reuters and Bloomberg), as well as financial institutions and individual investors. Our NYSE Technologies SuperFeed® service provides customers with a low latency, consolidated market data feed for over 100 different Exchange and OTC products globally. NYSE Technologies is a licensed vendor of record for all trading venues supported via SuperFeed and offers the service via the global SFTI Network.

•
Real-Time Market Data.    Our main data services offering involves the distribution of real-time market data. This data includes price, transaction and order book data on all of the instruments traded on the European cash and derivatives markets of NYSE Euronext, as well as information about NYSE Euronext's indexes. The data is marketed in different information products, and can be packaged according to the type of instrument (shares, derivatives or indexes), the depth of the information (depth of the order book, number of lines of bid and ask prices), and the type of customer (professional or private). The data is disseminated primarily via data vendors, but also directly to financial institutions and other service providers in the financial sector.

•	Other Information Products. In addition to real-time market data, NYSE Euronext also provides historical and analytical data services as well as reference and corporate action data services.

Through TAQ Europe, we offer professionals in the financial industry access to historical data for all of our European markets predominately via the Internet or DVD. Through our Index Weightings service, we also provide traders, analysts, investors and others who rely on up-to-date index information with daily information on the exact composition and weighting of our indexes and precise details of changes in index levels and constituent share prices.
Our Market Summaries service in Europe provides full market overviews - including, among other things, quotes, prices and volumes relating to the full array of financial instruments traded on Euronext - at fixed times every trading day. The Market Summaries service is expected to be terminated in 2013. Through our Corporate Actions and Masterfiles services, we offer comprehensive corporate actions information for all Euronext listed instruments and reference data for structured products and exchange traded products listed on our European markets.
Finally, we publish a number of daily official price lists, such as the Cote Officielle in Paris, the Daily Bulletin in Lisbon and the Amsterdam Daily Official List.
Trading Solutions.    NYSE Technologies' Trading Solutions business provides software solutions for the trading operations of hundreds of exchanges and global financial institutions. NYSE Technologies' Market Data Platform provides real-time market data distribution and integration comprising high performance messaging middleware and sub-millisecond connectivity to global markets with numerous high-speed direct exchange and aggregated vendor feed handlers.
Exchange Solutions.    NYSE Technologies' Exchange Solutions business provides international exchange clients with platforms to support dynamic, growing markets at the best price points possible, while ensuring market integrity and access to a global network.
Global Connectivity.    NYSE Technologies operates the Secure Financial Transaction Infrastructure ("SFTI"), an expanding physical network infrastructure that connects our markets and other major market centers with numerous market participants in the United States and Europe. SFTI connects all NMS market centers in the United States and is expanding to link major and emerging markets around the globe. Through this single network, trading firms and investors can connect to real-time information and trading, while financial markets can provide customers with access to their data and execution services regardless of their trading platform or interfaces. Customers gain access to SFTI market centers via direct circuit to a SFTI access point or through a third-party service bureau or extranet provider.
Transaction Services.    NYSE Technologies' Transaction Services business offers a wide range of products and services that help to facilitate trading. Community-driven services, FIX Order Routing and Liquidity Discovery are delivered to the NYSE Technologies Marketplace community, consisting of buy- and sell-side trading firms, over fully managed message channels. In addition, Transaction Services provides fully managed services, including a Hosted Transactions Hub solution (managed connectivity) and Risk and Market Access Gateways.
Competition
The market for our commercial trading and information technology services solutions is intensely competitive and characterized by rapidly changing technology, evolving industry standards and frequent new product and service installations. We expect competition for these services to increase both from existing competitors and new market entrants. We compete primarily on the basis of performance of services, return on investment in terms of cost savings and new revenue opportunities for our customers, scalability, ease of implementation and use of service, customer support and price. In addition, potential customers may decide to purchase or develop their own trading and other technology solutions rather than rely on an externally managed services provider like us. See Item 1A — "Risk Factors-Risks Relating to Our Business — We operate in a business environment that continues to experience significant and rapid technological change."

Our principal competitors with respect to commercial trading and information technology services solutions are Nasdaq OMX, Sungard, Reuters, Bloomberg and other financial technology firms.
Global Technology Group
NYSE Euronext is integrating its technologies globally to establish a single Universal Trading Platform, a multi-market, multi-geography and multi-regulation exchange platform for all NYSE Euronext markets (cash and derivatives in both the U.S. and Europe). This global technology initiative involves several upgrades to our current architecture, using technologies acquired through strategic initiatives and acquisitions. This initiative involves the simplification and convergence of our systems into a single global electronic trading platform system, with equities- and derivatives-specific versions, as well as the implementation of a common customer gateway and market data system to enable market participants globally to access our markets, products and services via a common architecture. We have completed the migration of our European cash market as well as our U.S. options markets to the Universal Trading Platform. We are currently finalizing the migration of all our remaining markets to the Universal Trading Platform and have migrated portions of our NYSE Liffe European derivatives markets as well as certain securities traded on NYSE. We expect to complete the migration of NYSE Liffe for our European derivatives markets and our U.S.cash markets to our Universal Trading Platform in early 2013.
Data Centers
To enhance the capacity and reliability of our systems, we launched two new data centers in Basildon, England, and Mahwah, New Jersey (U.S.) in 2011. All of the matching engines for our markets in Europe are now consolidated in the Basildon facility, and our U.S. securities exchanges have been migrated to the Mahwah facility.
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
Employees
As of December 31, 2012, we employed 3,079 full-time equivalent employees. Overall, we consider our relations with our employees, including our relations with any related collective bargaining units, unions and worker's councils, to be good.
Financial Information About Segments and Geographic Areas
For financial information regarding our operating and geographic segments, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 - "Financial Statements and Supplementary Data."

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
We believe that fulfilling our commitment to corporate responsibility demands high ethical standards and a corporate culture that values honesty, integrity, and transparency in all that we do. To contribute to our communities, NYSE Euronext financially supports and motivates its workers to become volunteers in their own communities in the United States, Europe, and Asia and encourages our employees' philanthropic activities through matching gift programs. As a company, we are committed to promoting financial literacy, veteran employment, and community engagement, and we have a number of initiatives in these areas designed to help raise awareness and effect change. NYSE Euronext also has been focused on measuring and improving its environmental impact. We annually measure our global carbon footprint, reporting in 2011 2,855.85 mtCO2e scope 1 and 68,552.19 mtCO2e scope 2 emissions. In 2010, we became the first global exchange group to become 100% carbon neutral, and we continued to be carbon neutral this year. We have a global corporate Environmental Policy that guides our environmental sustainability efforts. We also are committed to corporate responsibility more broadly, with advisory representation on a number of corporate responsibility associations.
In addition to these efforts, we partner with our listed companies and non-profit organizations to raise awareness of a variety of topics, holding highly visible bell-ringing ceremonies and other thought leadership events. We also serve as a public forum for the exchange of new ideas and opportunities on issues such as environmental sustainability and corporate responsibility.
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
United States

U.S. federal securities laws have established a two-tiered system for the regulation of securities markets and market participants. The first tier consists of the SEC, which has primary responsibility for enforcing federal securities laws and regulations and is subject to Congressional oversight. The second tier consists of the regulatory responsibilities of self-regulatory organizations ("SROs") over their members. SROs are non-governmental entities that are registered with, and regulated by, the SEC.
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
NYSE, NYSE Arca and NYSE MKT, as SROs, are registered with, and subject to oversight by, the SEC. Accordingly, our U.S. securities exchanges are regulated by the SEC and, in turn, are the regulators of their members. These regulatory functions of our U.S. securities exchanges are performed or overseen by NYSE Regulation, Inc. ("NYSE Regulation") and certain of our regulatory functions are performed by FINRA.
The operations of our U.S. futures exchange, NYSE Liffe US, are subject to extensive regulation by the Commodity Futures Trading Commission ("CFTC") under the Commodity Exchange Act ("CEA"). The CEA generally requires that futures trading conducted in the United States be conducted on a commodity exchange that is a designated contract market ("DCM") by the CFTC, subject to limited exceptions. It also establishes both financial and non-financial criteria for an exchange to be designated to list futures and options contracts. Designation as a contract market for the trading of futures contracts is non-exclusive. This means that the CFTC may designate additional exchanges as contract markets for trading in the same or similar contracts. As a DCM, NYSE Liffe US is an SRO that has instituted detailed rules and procedures applicable to market participants in order for them to comply with the "core principles" applicable to it under the CEA. NYSE Liffe US also has surveillance and compliance operations and procedures performed in part by the National Futures Association, as NYSE Liffe US's regulatory service provider, to monitor and assist in enforcing compliance with its rules, that NYSE Liffe US has been, and we expect will continue to be periodically reviewed by the CFTC with respect to the fulfillment of NYSE Liffe US's self-regulatory programs in these areas.
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was adopted. Few provisions of the Dodd-Frank Act became effective immediately upon signing and many of its provisions require the adoption of regulations by various federal agencies and departments. Many such regulations have not yet been adopted and there remain significant uncertainties and ambiguities around those regulations that have been adopted, as well as the way in which market participants will respond to the regulations. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. We do, however, expect it to affect our business in various and potentially significant ways. See Item 1A - "Risk Factors - Risks Relating to Regulation - We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act."
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
Financial, operational and sales practice oversight of the members of our U.S. securities exchanges is generally conducted by FINRA. In addition, FINRA performs the market surveillance and related enforcement functions for our U.S. securities exchanges, pursuant to an agreement with us, although our U.S. securities exchanges retain ultimate regulatory responsibility for the regulatory functions performed by FINRA under that agreement. NYSE Regulation, which is an indirect not-for-profit subsidiary of NYSE Euronext, oversees FINRA's performance of these services; enforces listed company compliance with applicable standards; oversees regulatory policy determinations, rule interpretation and regulation related rule development; and conducts limited real-time monitoring of trading activity on the facilities of our U.S. securities exchanges.
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
To reduce the conflicts that can arise from "self listing," NYSE Regulation is responsible for all listing compliance decisions with respect to NYSE Euronext's listing on the NYSE. In addition, NYSE Regulation prepares for its board of directors quarterly reports summarizing its monitoring of NYSE Euronext's compliance with NYSE listing standards, and its monitoring of the trading of NYSE Euronext's common stock and derivatives thereof on U.S. exchanges. A copy of these reports must be forwarded to the SEC. In addition, NYSE rules require an annual review by an independent accounting firm to ensure that NYSE Euronext is in compliance with certain listing requirements, and a copy of this report must be forwarded to the SEC.

Regulatory Auditor
NYSE
In April 2005, the SEC instituted and simultaneously settled an administrative proceeding against the NYSE. The SEC's action related to detection and prevention of activities of specialists who engaged in unlawful proprietary trading on the floor of the NYSE. As part of the settlement, the NYSE agreed to comply with certain undertakings, one of which was to retain a third-party regulatory auditor to conduct, every two years through 2011, a comprehensive regulatory audit of NYSE Regulation's surveillance, examination, investigation and disciplinary programs applicable to specialists and other floor members.

The SEC order relating to the settlement provides that the regulatory auditor is required to report the auditor's conclusions to the NYSE board and to the SEC, and those conclusions are to be included in NYSE's annual report. Accordingly, the conclusions of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC, as reported to NYSE on February 21, 2013, are as follows:
Pursuant to our retention as contemplated in that certain Order of the Securities and Exchange Commission (the “SEC”) dated April 12, 2005 (the “2005 Order”), we have conducted a comprehensive regulatory audit (the “Regulatory Audit”) of the surveillance, examination, investigation and disciplinary programs of NYSE Regulation, Inc. (“NYSE Regulation”) applicable to trading by designated market makers, member firm floor brokers and independent floor brokers (collectively, “Floor Members”) for the two years ended December 31, 2012 (the “Audit Period”).
Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Boards of Directors of NYSE Euronext and NYSE Regulation, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Trading and Markets (“Trading and Markets”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) NYSE Regulation's policies and procedures were reasonably designed and effective to detect and deter violations of all applicable federal securities laws and New York Stock Exchange (“Exchange”) rules relating to trading by Floor Members; (2) NYSE Regulation was (i) in compliance with the above-referenced policies and procedures; and (ii) in compliance with the outstanding written recommendations made by OCIE or Trading and Markets relating to compliance with rules, or surveillance for rule violations, with respect to trading by Floor Members; and (3) the Exchange was in compliance with any outstanding undertakings contained in the 2005 Order and that certain Order of the SEC dated June 29, 1999 issued against the Exchange.
Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Exchange rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of NYSE Regulation's policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.

American Stock Exchange
Prior to our acquisition of the American Stock Exchange (“Amex,” formerly NYSE Amex and now NYSE MKT), Amex was subject to an SEC investigation into its various business and related regulatory oversight functions. In March 2007, the SEC approved Amex's settlement offer, which included, among other things, a commitment to engage a third-party auditor to conduct three audits to determine whether Amex's regulatory policies and procedures applicable to all Floor Members are reasonably designed and effective to ensure compliance with, and to deter violations of, the federal securities laws and Amex rules related to trading. The SEC order relating to the settlement provides that the auditor is required to report its opinion to Amex's Board of Governors and to the SEC, and the audit opinion is to be included in Amex's annual report. As Amex did not have an annual report at or after that date, the conclusion of the regulatory auditor is included herein.
Accordingly, the opinion of the regulatory auditor, James H. Cheek, III and Bass, Berry & Sims PLC dated May 17, 2012 is as follows:
Pursuant to our retention by NYSE Amex LLC (“Amex”) and NYSE Euronext, as contemplated in the Order of the Securities and Exchange Commission (the “Commission”), dated March 22, 2007 (the “2007 Order”), we have conducted a comprehensive audit of the Amex's surveillance, examination, investigation and disciplinary programs relating to trading applicable to all designated market makers and floor brokers, in the case of Amex equities trading, and specialists, directed market makers, market makers and floor brokers, in the case of Amex options trading (collectively, “Floor Members”), for the period beginning April 29, 2010 and ending April 28, 2012 (the “Audit Period”).
Based on our audit procedures and our consideration of the factors and assessments set forth in our confidential regulatory audit report (the “Audit Report”) to the Board of Directors of NYSE Euronext, the Director of the Office of Compliance Inspections and Examinations (“OCIE”) and the Director of the Division of Trading and Markets (“Trading and Markets”) and such other matters as we have deemed appropriate, we have concluded that during the Audit Period, notwithstanding certain weaknesses that we have identified, including those set forth in the Audit Report: (1) the Amex's policies and procedures were reasonably designed and effective to ensure compliance with, and to detect and deter violations of, the federal securities laws and the Amex's rules relating to trading by Floor Members; and (2) the Amex was in compliance with (i) the above-referenced policies and procedures; (ii) any outstanding commitments made by the Amex in relation to the written recommendations made by OCIE or Trading and Markets relating to compliance with trading rules or surveillance for trading rule violations; and (iii) any undertakings contained in the 2007 Order or Section IV.B.f. of the Order of the Commission dated September 11, 2000.
Because of its inherent limitations, no regulatory program or audit can provide absolute assurance that violations of federal securities laws and Amex rules relating to trading by Floor Members will not occur or go undetected. Also, the continued reasonableness of design and effectiveness of the Amex's policies and procedures in future periods is subject to the risk that such policies and procedures may become inadequate or ineffective because of changes in business or regulatory conditions or that the degree of compliance with such policies and procedures may deteriorate.
Europe
Euronext operates exchanges in five European countries. Each of the Euronext exchanges and Euronext N.V. holds an exchange license granted by the relevant national exchange regulatory authority and operates under its supervision. Each market operator is also subject to national laws and regulations in its jurisdiction in addition to the requirements imposed by the national exchange authority and, in some cases, the central bank and/or the Ministry of Finance in the relevant European country. Regulation of Euronext and its constituent markets is conducted in a coordinated fashion by the respective national regulatory authorities pursuant to a memorandum of understanding relating to the regulated markets. Representatives of Euronext's regulatory authorities meet in working groups on a regular basis to coordinate their actions in areas of common interest and agree upon measures to promote harmonization of their respective national regulatory requirements.
The integration of Euronext's trading platforms has been fostered and accompanied by regulatory harmonization. A single rulebook governs trading on Euronext's cash and derivatives markets, which contains a set of harmonized rules and a set of exchange-specific rules.
Regulation of Euronext
The regulatory framework in which Euronext operates is substantially influenced and partly governed by European directives, including the Markets in Financial Instruments Directive, “MiFID”, which is one of the key directives of the Financial Services Action Plan ("FSAP"), which was adopted by the EU in 1999 to create a single market for financial services. The progressive implementation by European member states of the FSAP directives has enabled and increased the degree of harmonization of the regulatory regime for financial services, offering, listing, trading and market abuse. MiFID came into force in 2007 and is now subject to a review spanning seven major areas; authorization and organizational requirements; supervisors; investor protection (particularly with regard to inducements); market transparency; development in market structures; OTC commodities and derivatives; and other 'miscellaneous' changes. The reforms are expected to take effect by 2015.
The EU Regulation on OTC derivatives, central counterparties and trade repositories, which is known as “EMIR” is another key piece of European legislation. The wide-ranging provisions include a clearing obligation for certain classes of OTC derivatives and a reporting obligation to Trade Repositories in respect of all derivative contracts. EMIR entered into force in August 2012 although the actual date of application of the provisions will depend on entry into force of the Technical Standards developed by the European Securities and Markets Authority, (ESMA).
We may be adversely affected by significant proposed European Union financial reforms. See Item 1A - "Risk Factors-Risks Relating to Regulation".
When Euronext was formed in 2000, Euronext N.V., together with Euronext Amsterdam, received a joint exchange license from the Dutch authorities to operate regulated markets, which means that Euronext N.V. is subject to the regulation and supervision of the Dutch Minister of Finance and the Dutch Authority for the Financial Markets (Autoriteit Financiële Markten, or "AFM"). Powers of the Dutch Minister of Finance and the AFM include a veto or approval rights over (i) the direct or indirect acquisition of more than 10% of the shares in a market operator, (ii) the appointment of the policy makers of the market operators, (iii) any mergers, cross-shareholdings and joint ventures and (iv) any actions that may affect the proper operation of the Dutch exchanges.
National Regulation
Euronext's European market operators hold licenses for operating the following EU regulated markets:

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

•
LIFFE Administration and Management operates a self clearing recognized investment exchange for its derivatives market (the London International Financial Futures and Options Exchange, LIFFE, i.e., the London market of NYSE Liffe) and the cash equities market NYSE Euronext London.

Each market operator, with the exception of LIFFE Administration and Management, also operates a number of markets that do not fall within the EU definition of "regulated markets." Each market operator is subject to national laws and regulations pursuant to its market operator status.
Euronext Amsterdam
Operation of a regulated market in the Netherlands requires a license from the Dutch Minister of Finance, which may amend or revoke the license at any time. AFM, together with De Nederlandsche Bank, acts as the regulatory authority for members of Euronext Amsterdam, supervises the primary and secondary markets, ensures compliance with market rules and monitors clearing and settlement operations. See also "- Regulation of Euronext" above.
Euronext Brussels
Euronext Brussels is governed by, and recognized as a market undertaking under, the Belgian Act of August 2, 2002. Pursuant to the Act, the Financial Services and Markets Authority ("FSMA") is responsible for disciplinary powers against members and issuers, control of sensitive information, supervision of markets, and investigative powers. Euronext Brussels is responsible for the organization of the markets and the admission, suspension and exclusion of members, and has been appointed by law as a "competent authority" within the meaning of the Listing Directive.
Euronext Lisbon
Euronext Lisbon is governed by the Portuguese Decree of Law no. 357-C/2007, which, along with the Portuguese Securities Code and regulations of the Comissão do Mercado de Valores Mobilários ("CMVM"), govern the regime for regulated markets and multilateral trading facilities (as described under the MiFID regime), market operators and all companies with related activities in Portugal. The creation of regulated market companies requires prior authorization in the form of a decree from the Portuguese Minister of Finance, following consultation with the CMVM. The CMVM is an independent public authority that monitors markets and market participants, public offerings and collective investment undertakings.

Euronext Paris
Euronext Paris is subject to the French Monetary and Financial Code, which authorizes the French Minister of Finance to confer and revoke regulated market status upon the recommendation of the Autorité des Marchés Financiers ("AMF") and following an opinion from the Autorité de Contrôle Prudentiel ("ACP").

Euronext Paris is also subject to French banking legislation and regulations as a specialized financial institution, which means that it is subject to supervision by the ACP. Euronext N.V., as the indirect parent of Euronext Paris qualifies as a financial holding company for purposes of banking regulations, is also subject to certain reporting and statutory requirements, including those relating to minimum solvency and other ratios and minimum equity requirements.
LIFFE Administration and Management
LIFFE Administration and Management (the operator of LIFFE, the London market of NYSE Liffe) administers the markets for financial and commodity derivatives in London and also administers and operates NYSE Euronext London, both of which are currently overseen by the U.K. Financial Services Authority ("FSA"). In the United Kingdom, financial services legislation comes under the jurisdiction of Her Majesty's Treasury, while responsibility for overseeing the conduct of regulated activity rests with the FSA. LIFFE Administration and Management is designated as a self-clearing Recognized Investment Exchange pursuant to the Financial Services and Markets Act 2000.
Other UK Regulated Firms

LIFFE Services Ltd. is regulated by the FSA as a service company. SmartPool Trading Limited is an investment firm which operates an MTF and it is regulated by the FSA.
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
Trading and Market Monitoring
MiFID, the Market Abuse Directive, ESMA's standards and the Euronext Rulebooks all provide minimum requirements for monitoring of trading and enforcement of rules by Euronext as the operator of regulated markets. Euronext has set up a framework to organize market monitoring by which it:

•	monitors trading in order to identify breaches of the rules, disorderly trading conditions or conduct that may involve market abuse;

•	reports to the relevant national regulator of breaches of rules or of legal obligations relating to market integrity; and

•	monitors compliance with and enforces the Euronext Rulebooks.
Market surveillance and monitoring are implemented through a two-step process consisting of real-time market surveillance and post-trade (i.e., "next day") analysis of executed trades. Real-time monitoring of the markets is performed by European Market Services. Suspected cases of market abuse are reported to the relevant regulator and possible infringements of Euronext rules are reported to the Member Compliance Department of Euronext (“MCD”). Post-trade monitoring is undertaken by the MCD, which has monitoring tools to detect and deter particular types of abusive. The MCD is also responsible for the conduct of audits of member firms and investigations, and for handling infringements of Euronext rules. In addition, MCD handles cases of suspected market abuse in relation to the LIFFE market.
Ownership Limitations
The rules set forth below apply to an acquisition of a direct or indirect interest in NYSE Euronext, and in the case of our European markets, our European market operator subsidiaries. These rules are in addition to shareholder reporting rules applicable to listed companies generally.
In connection with entering into the Merger Agreement with ICE, the NYSE Euronext board of directors approved under its charter the acquisition of NYSE Euronext shares pursuant to the merger and the voting of such NYSE Euronext shares by ICE after the merger without such limitations on ownership or voting rights by ICE following the merger.  In addition, ICE is seeking the required approvals and non-objections from the relevant authorities noted below in order to complete its acquisition of NYSE Euronext.

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

•
Under French law, for the purposes of banking regulations, the acquisition and divesture by any person or group of persons acting in a concerted manner of 10%, 20%, 33 1/3% or 50% of Euronext Paris shares or voting rights must be authorized by ACP. Also under French law, for purposes of market undertaking regulations, any person or group of persons acting in concert who acquires Euronext Paris shares or voting rights in excess of 10%, 20%, 33 1/3%, 50% or 66 2/3% is required to inform Euronext Paris, which in turn must notify the AMF and make the information public. Any person acquiring direct or indirect control must obtain the prior approval of the Minister of Finance upon recommendation of the AMF.

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
Our current and prospective competitors are numerous and include both traditional and nontraditional trading venues. These include regulated markets, electronic communications networks and other alternative trading systems, multilateral trading facilities, market makers, banks, brokers and other financial market participants. Some of these competitors are among our largest customers or are owned by our customers. We also face significant and growing competition from financial institutions that have the ability to divert trading volumes from us. For example, banks and brokers may assume the role of principal and act as counterparty to orders originating from their customers, thus “internalizing” order flow that would otherwise be transacted on one of our exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their order flows, depriving our exchanges of potential trading volumes. We expect to face competition from new entrants into our markets, as well as from existing market participants such as banks and liquidity providers who sponsor new initiatives.
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
Many of our current and prospective competitors have greater financial resources than we do, and many are subject to less burdensome regulation than we face. See “- Risks Relating to Regulation - We may face competitive disadvantages if we do not receive necessary regulatory approvals for new business initiatives.” If we fail to compete successfully, our business, financial condition and operating results may be adversely affected. For more information on the competitive environment in which we operate, see Item 1 - “Business.”
Our industry is characterized by intense price competition.
Our industry is characterized by intense price competition in all areas of our business, including those with higher profit margins such as market data. In particular, the U.S. cash equities pricing model has changed in response to competitive market conditions. In recent years, some of our competitors have engaged in aggressive pricing strategies. Also, in those instances where our competitors are owned by our customers, our competitors may be willing to accept lower, or even negative, margins for such customers to trade on their platforms. In addition, our listing fees are subject to competitive pressures. It is likely that we will continue to experience significant pricing pressures, including as a result of continuing consolidations, and that some of our competitors will seek to increase their share of trading or listings, particularly in the U.S., by further reducing their transaction fees, by offering larger liquidity payments or by offering other forms of financial or other incentives. We could lose a substantial percentage of our share of trading if we are unable to effectively compete on price, or our profit margins could decline if we reduce pricing in response. Some competitors, especially those outside of the U.S., have high profit margins in business areas in which we do not engage, which may enable them to execute these strategies. In addition, many internalization strategies are driven by a cost-saving or profit incentive, thus further increasing the desire for our customers to avoid incurring fees on our exchanges. This environment could lead to loss of order flow and decreased revenues, and consequently could adversely affect our business, financial condition and operating results.
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
During the past few years, companies in many different industries found it difficult to borrow money from banks and other lending sources, and also experienced difficulty raising funds in the capital markets. While access to credit markets has improved, the upheaval in the credit markets continues to impact the economy. While we have not experienced reductions in our borrowing capacity, lenders in general have taken actions that indicate their concerns regarding liquidity in the marketplace. These actions have included reduced advance rates for certain security types, more stringent requirements for collateral eligibility and higher interest rates. Should lenders continue to take additional similar actions, the cost of conducting our business may increase and our ability to implement our business initiatives could be limited. In addition, our ability to raise financing could be impaired if rating agencies, lenders or investors develop a negative perception of our long-term or short-term financial prospects, or of prospects for our industry.
Also, during the past few years, European countries such as Greece, Ireland, Portugal, Italy and Spain have been particularly affected by the recent financial and economic conditions. The EU, the European Central Bank and the International Monetary Fund have prepared rescue packages for some of the affected countries. Other Euro-zone countries have been forced to take actions to mitigate similar developments in their economies. We cannot predict with any certainty the consequences of these packages, other rescue plans or future proposed actions, but their failure could adversely affect our business, results of operations, cash flows and financial condition.
Risks Relating to Our Business
Our share of trading in NYSE- and Euronext-listed securities has declined and may continue to decline.
As a result of increasing competition, including from nontraditional trading venues and other competitors that are also among our largest customers, our share of trading on a matched basis in NYSE-listed securities has declined from approximately 35% in 2011 to 31.4 % in 2012. Although market share of Euronext-listed securities increased from approximately 65% in 2011 to 66.2% in 2012, we have historically seen declines year over year for prior periods. MTFs offer trading in the securities listed on Euronext and other European regulated markets and compete directly with us for market share. If our trading share continues to decrease relative to our competitors, we may be less attractive to market participants as a source of liquidity. This could further accelerate our loss of trading volume. Similarly, a lower trading share of NYSE- or Euronext-listed securities may cause issuers to question the value of an NYSE or Euronext listing, which could adversely impact our listing business. If growth in our overall trading volume of NYSE- or Euronext-listed securities does not offset any significant decline in our trading share, or if a decline in our trading share in NYSE- or Euronext-listed securities makes the NYSE or Euronext market appear less liquid, then our business, financial condition and operating results could be adversely affected.

In addition, in the U.S., the allocation of market data revenues among competing market centers is tied to trading share. A decline in NYSE trading share lowers the percentage of the NMS tape pool revenues from the Consolidated Tape Association and Unlisted Trading Privileges that NYSE keeps. Declines in our trading share could also adversely affect the growth, viability and importance of some of our market data products.

Broad market trends and other factors beyond our control could significantly reduce demand for our services and harm our business, financial condition and operating results.
Our business, financial condition and operating results are highly dependent upon the levels of activity on our exchanges, and in particular upon the volume of financial instruments traded, the number and shares outstanding of listed issuers, the number of new listings, the number of traders in the market and similar factors. Our financial condition and operating results are also dependent upon the success of our Information Services and Technology Solutions segment, which, in turn, is directly dependent on the commercial well-being of our customers. Among other things, we depend more upon the relative attractiveness of the financial instruments traded on our exchanges, and the relative attractiveness of the exchanges as a market on which to trade these financial instruments, as compared to other exchanges and trading platforms. We have no direct control over these variables. Instead, these variables are influenced by economic, political and market conditions in the U.S., Europe and elsewhere in the world that are beyond our control, including those described under “- Risks Relating to Our Industry - Adverse economic conditions could negatively impact our business, financial condition and operating results” and factors such as:

•	Broad trends in business and finance, including industry-specific circumstances, capital market trends and the mergers and acquisitions environment;

•	Terrorism and war;

•	Concerns over inflation and the level of institutional or retail confidence;

•	Changes in government monetary policy and foreign currency exchange rates;

•	The availability of short-term and long-term funding and capital;

•	The availability of alternative investment opportunities;

•	Changes in the level of trading activity;

•	Changes in the climate and resulting extreme weather events;

•	Changes and volatility in the prices of securities;

•	Changes in tax policy (including transaction tax);

•	The level and volatility of interest rates;

•	Legislative and regulatory changes, including the potential for regulatory arbitrage among regulated and unregulated markets if significant policy differences emerge among markets;

•	The perceived attractiveness, or lack of attractiveness, of the U.S. or European capital markets;

•	The outbreak of contagious disease pandemics or other public health emergencies in the regions in which we operate, which could decrease levels of economic and market activities; and

•	Unforeseen market closures or other disruptions in trading.

If levels of activity on our exchanges are adversely affected by any of the factors described above or other factors beyond our control, then our business, financial condition and operating results could also be adversely affected.
If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.
Under U.S. GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill and indefinite-life intangible assets are tested for impairment at least annually, and are also tested when factors arise that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable, such as a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our businesses. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined. See Item 7 - “Management's Discussion and Analysis of Financial Condition and Results of Operations - Impairment of Goodwill, Intangible Assets and Other Assets.” If impairment charges are incurred, our financial condition and operating results could be adversely affected.

We face foreign currency exchange rate risk and other market risks.
Since we conduct operations in several different countries, including the U.S. and several European countries, substantial portions of our assets, liabilities, revenues and expenses are denominated in U.S. dollars, euros and pounds sterling. Because our financial statements are denominated in U.S. dollars, fluctuations in currency exchange rates can materially affect our reported results. We may also experience other market risks, including changes in interest rates and in prices of marketable equity securities that we own. We may use derivative financial instruments to reduce certain of these risks. If our strategies to reduce these market risks are not successful, our financial condition and operating results could be adversely affected.
Any strategic transactions that we undertake may require significant resources, result in significant unanticipated costs or liabilities or fail to deliver anticipated benefits.
We have in the past and may continue to enter into business combination transactions, make acquisitions and enter into partnerships, joint ventures and other strategic investments or alliances, some of which may be material. The market for acquisition targets and strategic alliances is highly competitive, particularly in light of consolidation in the exchange sector and existing or potential future restrictions on foreign direct investments in some countries. Market conditions may limit our ability to use our stock as an acquisition currency. In addition, our bylaws require acquisitions, mergers and consolidations involving more than 30% of our aggregate equity market capitalization or value (or, under certain circumstances, transactions involving an entity whose principal place of business is outside of the U.S. and Europe) to be approved by two-thirds of our directors. These and other factors may adversely affect our ability to identify acquisition targets or strategic partners consistent with our objectives, or may make us less attractive as an acquirer or strategic partner.
We cannot be sure that we will complete any business combination, acquisition, partnership, joint venture or strategic investment or alliance that we announce. Completion of these transactions is usually subject to closing conditions, including regulatory approvals, over which we have limited or no control. In particular, our recently announced merger agreement with ICE is subject to approval by holders of a majority of the outstanding shares NYSE Euronext common stock, approvals by ICE stockholders for purposes of the issuance of ICE common stock in the transaction and any modification to ICE's certificate of incorporation, as well as approval by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe, and other customary closing conditions.
We cannot be sure that we will recognize the anticipated benefits of our acquisition by ICE or any other transaction we undertake, such as any expected cost savings, growth opportunities, synergies or improvements in our competitive profile. A variety of factors, including unanticipated difficulties integrating our existing technology platforms onto our Universal Trading Platform, regulatory changes, competitive developments, labor conflicts, litigation, currency fluctuations and inflation, may adversely affect any anticipated cost savings, revenue potential or other anticipated benefits. The anticipated benefits of a particular transaction may not be realized fully, if at all, or may take longer to realize than expected.
In addition, in connection with any such transaction, we may issue shares of our stock that dilute our existing stockholders, expend cash, incur debt, assume contingent liabilities or incur other expenses, any of which could harm our business, financial condition or operating results.
Moreover, we cannot direct the actions of strategic partners or joint ventures that we do not control. We are generally unable to cause dividends or distributions to be made to us from the entities in which we have a minority investment or to direct the management of such entities. Some of our investments may entail particular risks, including the possibility that a partner, majority investor or co-venturer may have different interests or goals, and may take action contrary to our instructions, requests, policies or business objectives, any and all of which could adversely impact our brand name and reputation. Also, our minority positions generally will be illiquid due to regulatory impediments to sale or because the market for them is limited. If we are unable to successfully maximize the benefits of our strategic investments and joint ventures, our business, financial condition and operating results could be adversely affected.
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
Our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, “NYSE Liffe”), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsources certain services to LCH.Clearnet through the NYSE Liffe clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe's clearing members may encounter economic difficulties as a result of the continuing market turmoil, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default. See Item 1 - “Business - Derivatives - NYSE Liffe Clearing.” The NYSE Liffe clearing arrangement and the supporting arrangements with LCH.Clearnet are due to be replaced by the Clearing and Financial Intermediary Services Agreement with ICE Clear. See “Item 1. - Business - Clearing and Financial Services Agreement.” ICE Clear will assume responsibility for clearing from NYSE Liffe Clearing.

We also entered into a joint venture with DTCC to establish NYPC, which became operational in the first quarter of 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. As a result, we will face clearing risks similar to those we face with respect to NYSE Liffe Clearing.
The clearing of all of NYSE Liffe's London derivatives contracts will, subject to regulatory approvals and conclusion of arrangements with members, transition to ICE Clear in the Summer of 2013. We intend to negotiate new clearing arrangements with a third party clearing services provider for clearing of our derivatives business traded in Amsterdam, Brussels, Lisbon and Paris to replace the existing arrangement with LCH.Clearnet SA in Paris due to expire in March 2014.
If we are unsuccessful in migrating clearing business to the expected timetables or in a manner consistent with expectations, or unable to negotiate satisfactory contractual terms with ICE Clear, LCH.Clearnet, or other relevant suppliers, our business, financial condition and operating results could be materially adversely affected. With respect to European cash clearing, we have agreed to a new long term relationship with LCH.Clearnet SA in Paris.
We operate in a business environment that continues to experience significant and rapid technological change.
Technology is a key component of our business strategy, and we regard it as crucial to our success. We seek to offer market participants a comprehensive suite of best-in-class technology solutions in a centralized environment, including successfully transitioning to our Universal Trading Platform on a global basis and implementing our global data center strategy. However, we operate in a business environment that has undergone, and continues to experience, significant and rapid technological change. In recent years, electronic trading has grown significantly, and customer demand for increased choice of execution methods has increased. To remain competitive, we must continue to enhance and improve the responsiveness, functionality, capacity, accessibility and features of our trading platforms, software, systems and technologies. We must also adopt technological changes for regulatory reasons. Our success will depend, in part, on our ability to:

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
The adoption of new technologies or market practices may require us to devote significant additional resources to improve and adapt our services. For example, the growth of algorithmic and “black box trading” requires us to increase systems and network capacity to ensure that increases in message traffic can be accommodated without an adverse effect on system performance. Keeping pace with these ever-increasing requirements can be expensive, and we cannot be sure that we will succeed in making these improvements to our technology infrastructure in a timely manner or at all. If we are unable to anticipate and respond to the demand for new services, products and technologies on a timely and cost-effective basis and to adapt to technological advancements and changing standards, we may be unable to compete effectively, which could adversely affect our business, financial condition and operating results. Moreover, we may incur substantial development, sales and marketing expenses and expend significant management effort to add new products or services to our trading platforms. Even after incurring these costs, we ultimately may not realize any, or may realize only small amounts of, revenues for these new products or services. Consequently, if revenue does not increase in a timely fashion as a result of these expansion initiatives, the up-front costs associated with expansion may exceed related revenues and reduce our working capital and income.
Our reliance on third parties could adversely affect our business if these third parties cease to perform the functions that they currently perform at NYSE Euronext.
We rely on third parties for certain clearing, regulatory, technology and other services. For example, we are dependent on LCH.Clearnet to provide a clearing guarantee and manage related risk functions in connection with clearing on our European cash and derivatives markets. We also entered into a Clearing and Financial Intermediary Services Agreement with ICE Clear under which, beginning July 1, 2013, ICE Clear will be the exclusive provider of central counterparty clearing services for all existing LIFFE derivatives products - see "Item 1 - Business - Clearing and Financial Intermediary Services Agreement." We also rely on the services of Euroclear for settling transactions on our European cash markets (except in Portugal). FINRA performs the market surveillance and enforcement functions for our U.S. equities and options markets: NYSE, NYSE Arca and NYSE MKT. Although NYSE Regulation oversees FINRA's performance of regulatory services for our markets, and NYSE Regulation has retained staff associated with such responsibility as well as for rule development and interpretations, regulatory policy, oversight of listed issuers' compliance with applicable listing standards and real-time stockwatch reviews, we are significantly reliant on FINRA to perform these regulatory functions. We also depend on the Consolidated Tape Association to oversee the dissemination of real-time trade and quote information in NYSE- and NYSE MKT-listed securities. To the extent that any of these third parties experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.
We also rely on members of our trading community to maintain markets and add liquidity, and in general, our business depends in part on the roles and activities conducted by members or other market participants, including but not limited to issuers, broker-dealers and other financial institutions. See “ - Risks Relating to Our Industry - Adverse economic conditions could negatively impact our business, financial condition and operating results.” Global market and economic conditions have been difficult and volatile in recent years, in particular for financial services companies. Additionally, to the extent these members or other market participants fail to adapt to or implement technology, regulatory or other initiatives successfully, our business may be materially adversely affected. To the extent that any of our largest members, or other significant market participants on which we rely, experience difficulties, materially changes their business relationship with us, is unable to satisfy any financial or other obligation owed to us, or is unable for any reason to perform their market function, our business or our reputation may be materially adversely affected.

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
We have experienced systems failures in the past, and it is possible that we will experience systems failures in the future. Systems failures could be caused by, among other things, periods of insufficient capacity or network bandwidth, power or telecommunications failures, acts of God or war, terrorism, human error, natural disasters, fire, sabotage, hardware or software malfunctions or defects, complications experienced in connection with system upgrades, computer viruses, intentional acts of vandalism and similar events over which we have little or no control. We also rely on third parties for systems support. Any interruption in these third-party services or deterioration in the performance of these services could also be disruptive to our business. In addition, our systems may be adversely affected by failures of other trading systems, as a result of which we may be required to suspend trading activity in particular securities or, under certain circumstances, unwind trades.
If we cannot expand system capacity and performance to handle increased demand and any increased regulatory requirements, or if our systems otherwise fail to perform and we experience disruptions in service, slower response times or delays in introducing new products and services, then we could incur reputational damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.
Systems failures elsewhere in the securities trading industry could also negatively impact us.
Several high-profile systems failures occurred in 2012 in the U.S. securities trading industry, renewing concerns among regulators and investors about the safety and resiliency of automated securities trading platforms. It is possible that securities regulators could impose new requirements for automated securities trading platforms that would be costly for us to implement, or that could result in a decrease in demand for some of our services. If systems failures in the industry continue to occur, it is also possible that investor confidence in the securities trading industry could diminish, leading to decreased trading volume and revenue. Whether or not any of our own systems experience material failures, any of these developments could adversely affect our business, financial condition and operating results.
Our networks and those of our third-party service providers may be vulnerable to security risks.
The secure transmission of confidential information over public and other networks is a critical element of our operations. Our networks and those of our third-party service providers may be vulnerable to unauthorized access, malware and other security problems. Third parties to whom we provide information, including regulators, may not take proper care with our information and may not employ state-of-the-art techniques for safeguarding data. Our systems have experienced attempts at unauthorized access in the past, and our public websites have in the past been subject to attempted “denial of service” attacks. While none of these attempts has materially adversely affected our systems or, to our knowledge, compromised confidential data, and while our systems have not in the past been materially adversely affected by malware or other security incidents, it is possible that our systems may experience security problems in the future that we cannot mitigate and that may materially affect our business. Persons who circumvent security measures could wrongfully access and use our information or our customers' information, or cause interruptions or malfunctions in our operations. Moreover, our security measures are costly, and may prove to be inadequate. Any of these security risks could cause us to incur reputational damage, regulatory sanctions, litigation, loss of trading share, loss of trading volume and loss of revenues, any of which could adversely affect our business, financial condition and operating results.
We may be at greater risk from terrorism than other companies.
Given our prominence in the global securities industry and the concentration of many of our properties and personnel in U.S. and European financial centers, including lower Manhattan, we may be more likely than other companies to be a direct target of, or an indirect casualty of, attacks by terrorists or terrorist organizations, or other extremist organizations that employ threatening or harassing means to achieve their social or political objectives.
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
In addition, third parties may assert intellectual property rights claims against us, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies, trademarks or other intellectual property. Some of our competitors currently own patents and have actively been filing patent applications in recent years, some of which may relate to our trading platforms and business processes. As a result, we may face allegations that we have infringed or otherwise violated the intellectual property rights of third parties. Any intellectual property claims, with or without merit, could be expensive to litigate or settle and could divert management resources and attention. Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.
We are subject to significant litigation risks and other liabilities.
Many aspects of our business involve litigation risks. These risks include, among others, potential liability from disputes over terms of a securities trade or from claims that a system or operational failure or delay caused monetary losses to a customer, as well as potential liability from claims that we facilitated an unauthorized transaction or that we provided materially false or misleading statements in connection with a transaction. Dissatisfied customers frequently make claims against their service providers regarding quality of trade execution, improperly settled trades, mismanagement or even fraud. Although aspects of our business are protected by regulatory immunity, we could nevertheless be exposed to substantial liability under U.S. federal and state laws and court decisions, laws and court decisions in the other countries where we operate, as well as rules and regulations promulgated by the SEC, CFTC or European and other regulators. We could incur significant expenses defending claims, even those without merit. In addition, an adverse resolution of any lawsuit or claim against us may require us to pay substantial damages or impose restrictions on how we conduct business, either of which could adversely affect our business, financial condition and operating results. For a discussion of certain legal claims against us, see Item 8 - “Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 16 - Commitments and Contingencies - Legal Matters.”
Perceptions about the legal and regulatory environment in the U.S. may make it difficult for us to compete with non-U.S. exchanges.
Our U.S. exchanges compete for listings of securities of both U.S. and non-U.S. companies. However, the legal and regulatory environment in the U.S., and market perceptions about that environment, may make it difficult for our U.S. exchanges to compete with non-U.S. exchanges for listings. For example, the Sarbanes-Oxley Act of 2002 imposes a stringent set of corporate governance, reporting and other requirements on both U.S. and non-U.S. companies with securities listed on a U.S. exchange. Significant resources are necessary for companies to comply with the requirements of the Sarbanes-Oxley Act, and we believe this has had an adverse impact on the ability of our U.S. exchanges to attract and retain listings. Furthermore, as described under “- Risks Relating to Regulation - We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act,” the Dodd-Frank Act imposes new corporate governance requirements on U.S. listed companies, which may diminish the relative attractiveness of a listing on a U.S. exchange and adversely affect the ability of our U.S. exchanges to attract and retain listings. The number of U.S. companies that have chosen to list shares exclusively on a non-U.S. exchange has increased in recent years. At the same time, both U.S. and non-U.S. companies are increasingly seeking to access the U.S. capital markets through private transactions that do not involve listing on a U.S. exchange, such as through Rule 144A transactions directed exclusively to mutual funds, hedge funds and other qualified institutional buyers.
The SEC and the Public Company Accounting Oversight Board have taken steps to address some of these concerns through initiatives that include revisions to the rules relating to internal control over financial reporting established under Section 404 of the Sarbanes-Oxley Act, rules that facilitate the delisting and deregistration of securities issued by some non-U.S. companies, and rules that exempt some non-U.S. companies from U.S. GAAP reconciliation requirements. It is unclear whether U.S. or non-U.S. companies will exhibit greater interest in accessing the U.S. public markets as a result of these changes. Moreover, the rules facilitating a non-U.S. company's ability to delist its securities and exit the U.S. public company reporting system may make it more difficult for us to retain listings of non-U.S. companies, and may diminish the perception of our U.S. exchanges as premier listing venues, which could adversely affect our business, financial condition and operating results.
Provisions of our organizational documents may delay or deter a change of control.
Our organizational documents contain provisions that may have the effect of discouraging, delaying or preventing a change of control, or an acquisition proposal, that our stockholders might consider favorable. These include provisions:

•	Vesting our board of directors with sole power to set the number of directors;

•	Limiting the persons that may call special stockholders' meetings;

•	Limiting stockholder action by written consent;

•	Requiring supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and bylaws;

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
Securities and derivatives markets worldwide experience significant price and volume fluctuations. This market volatility, as well as the factors listed below, could affect the market price of our common stock:

•	Quarterly variations in our results of operations or the results of operations of our competitors;

•	Changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates or ratings downgrades;

•	The announcement of new products or service enhancements by us or our competitors;

•	Announcements related to litigation;

•	Potential acquisitions by us of, or of us by, other companies, including the proposed acquisition of us by IntercontinentalExchange;

•	Developments in our industry; and

•	General economic, market and political conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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
Both the U.S. regulators and the European regulators are vested with broad enforcement powers over exchanges in their respective jurisdictions, including powers to censure, fine, issue cease-and-desist orders, prohibit an exchange from engaging in some of its operations or suspend or revoke an exchange's recognition, license or registration. In the case of actual or alleged noncompliance with regulatory requirements, our exchanges could be subject to investigations and administrative or judicial proceedings that may result in substantial penalties, including revocation of an exchange's recognition, license or registration. Any such investigation or proceeding, whether successful or unsuccessful, would result in substantial costs and diversions of resources and could adversely affect our business, financial condition and operating results. Furthermore, action by any of our regulators requiring us to limit or otherwise change our operations, or prohibiting us from engaging in certain activities, could adversely affect our business, financial condition and operating results.
We may be adversely affected by the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations.
The Dodd-Frank Act, which was signed into law in July 2010, introduced significant changes in U.S. financial legislation. Few provisions of the Dodd-Frank Act became effective immediately upon signing and many of its provisions required the adoption of regulations by various federal agencies and departments. Many such regulations have not yet been adopted and there remain significant uncertainties and ambiguities around those regulations that have been adopted, as well as the way in which market participants will respond to the regulations. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. We do, however, expect it to affect our business in various and potentially significant ways. For example:

•
NYPC, our joint venture derivatives clearing organization that became operational in the first quarter of 2011, is subject to heightened standards adopted by the CFTC and may eventually be subject to additional risk management standards prescribed by the CFTC in consultation with the Financial Stability Oversight Council and the Federal Reserve for systemically important financial market utilities. Such heightened regulatory oversight could result in NYPC incurring increased costs.

•	Certain of our subsidiaries that today are recognized but not directly regulated in the United States will be required to register with the CFTC.

•
The Dodd-Frank Act permits the CFTC, under certain findings, to adopt position limits on the trading of certain futures, options on futures and swaps contracts. Similarly, the Dodd-Frank Act requires the SEC to establish position limits for security-based swaps as necessary. Products that trade today or in the future on the facilities of certain of our subsidiaries may ultimately become subject to such position limits, which could cause market participants to change their trading behavior and could result in our experiencing a loss of transaction-based revenue. On November 18, 2011, the CFTC finalized a rule to impose such position limits for 28 physical commodity contracts and related futures, options on futures and swaps. However, on September 28, 2012, the United States District Court for the District of Columbia vacated the rule after a lawsuit was brought by market participants. The CFTC has since authorized an appeal.

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

•
Section 619 of the Dodd-Frank Act requires a group of regulatory agencies to issue a rule (known as the "Volcker Rule") that would, among other things, ban covered financial institutions from engaging in "proprietary trading," absent an exception. In the fall of 2011, these regulatory agencies proposed regulations to implement the Volcker Rule. As proposed, there has been increased concern that although there is an exemption for banking institutions that conduct "market making-related" activities, the exemption and other related exemptions are narrowly defined and may have the impact of decreasing the level of market making conducted by banking institutions. Final rules have not yet been adopted, and a statutory "conformance period" began on July 12, 2012. It is currently unclear as to the precise timing of any final rules, but, depending on the final form of the implementing regulations, the Volcker Rule could have an adverse economic impact on the U.S. equity markets broadly and NYSE Euronext's U.S. equity exchanges.

•
New registration and regulatory requirements applicable to participants in the over-the-counter derivatives markets may cause market participants to change their trading behavior, resulting in an adverse economic impact on us.

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
Current and future U.S. equity market structure reforms could increase our costs or reduce trading volumes, negatively impacting our business.
There has been an increased regulatory and Congressional focus on the structure of the U.S. equity markets over the last several years, and particularly since the so-called “flash crash” of May 6, 2010. The SEC, FINRA, and the national securities exchanges have proposed, adopted, or are in the process of implementing several initiatives aimed at addressing the oversight, integrity, and resilience of the markets. These include large trader reporting, limit up/limit down trading price bands, and market-wide circuit breakers, among others initiatives. In addition, in July 2011, the SEC adopted a rule requiring FINRA and the securities exchanges (including our three U.S.-registered national securities exchanges) to develop a consolidated audit trail (the “CAT”) that will allow regulators to efficiently and accurately track all activity in listed securities throughout the U.S. markets.
While we support these initiatives and believe they will strengthen the U.S. equity market structure, these and potential future market structure reforms could involve significant implementation and ongoing costs for our U.S. exchange subsidiaries and other market participants, which could raise the cost of trading for our customers, resulting in lower volumes. For example, the costs of developing, building and operating the CAT are expected to be significant. Although the manner in which the costs of the CAT will be allocated among the exchanges, FINRA and market participants has not yet been determined, to the extent that the CAT results in the imposition of new quoting or trading fees, market participants may alter their trading activities, causing volumes to decline.
The continued growth of high frequency trading, and what, if any, response is appropriate, has also been the subject of extensive Congressional and regulatory consideration. High frequency trading generally refers to computer-executed automated trading strategies. High frequency trading accounts for a significant percentage of the daily volume in the U.S. equity markets and efforts to slow trading could lead to a reduction in trading volumes, negatively impacting our business.
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
In October 2011, the European Commission proposed significant amendments to MiFID, the Markets in Financial Instruments Directive, which governs most of Euronext's day-to-day activities as a market operator. The proposed measures would implement changes in the clearing process, including open access provisions for central counterparties (“CCPs”) and exchange platforms in respect of exchange-listed products, which could have a material adverse effect on our clearing operations due to increased regulation and costly operational requirements. In addition, as proposed, the changes in the trading process would introduce a de facto market making obligation on firms running algorithmic trading strategies by requiring them to post continuous orders during a trading day, thereby posting permanent quotes. This market making obligation could expose such firms to market risk on a continuous basis. As a result, they could shift trading away from our markets, which may decrease our revenue from trading and clearing operations, or they could assume additional financial risk, which may expose us to increased credit risk as their CCP counterparty.
Additional proposals would extend MiFID's transparency requirements for cash equity securities to certain other securities, including bonds, derivatives and structured finance products, and would introduce position limits that would restrict the amount of commodities that could be traded on our platform. The proposed measures would also require us to make certain information regarding benchmarks over which we have intellectual property rights, such as an equity index, available to any CCP or trading venue wishing to clear or provide a trading service in derivatives based on that benchmark. If adopted, these and other proposed measures may make listing the affected securities on our exchanges less attractive for issuers, impose restrictions on what we can list, or increase competition for our indexed products, any of which could adversely affect our business.
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
Liquidity contracts are a key part of the trading landscape in some European countries, notably France and the Netherlands. A liquidity contract is a contract between an issuer and a financial institution in which the institution uses funds provided to it by the issuer to trade in the issuers' shares to maintain liquidity. Provided an exemption from market abuse legislation, the contracts are usually subject to clear frameworks limiting their scope to the exact objectives of the liquidity contract. The proposed changes would remove the exemption, which, if adopted as proposed, could materially affect our European markets through loss of liquidity provider agreements and reduced liquidity.
The European Union is implementing new legislation on OTC derivatives, CCPs and trade repositories known as the Regulation of the European Parliament and of the Council on OTC Derivatives, Central Counterparties and Trade Repositories (formerly known as the European Market Infrastructure Regulation, or EMIR). In general, it introduces a reporting obligation for derivative contracts, a clearing obligation for eligible OTC derivatives, measures to reduce counterparty credit risk and operational risk for bilaterally cleared OTC derivatives, common rules for CCPs which will impose, among other things, more stringent prudential, operational and business requirements on CCPs, and common rules for trade repositories. The legislation and its detailed technical standards are expected to be finalized by the end of 2012 and to take effect early in 2013. This regulation and the associated technical standards may impact the design and commercial prospects for our CCP under development in the U.K.
As a final example, in February 2013, the European Commission (the “Commission”) published a revised proposal for a Financial Transaction Tax (the “FTT”). As requested by the 11 Member States of the EU which intend to proceed with the FTT (Austria, Belgium, Estonia, France, Germany, Greece, Italy,

Portugal, Slovakia, Slovenia, and Spain), together, the “FTT zone”, the revised proposal generally reflects the scope and objectives of the Commission's original proposal for an FTT of September 2011, but is to be implemented through “enhanced cooperation”, which is a framework that enables the introduction of common legislative measures in a reduced number of Member States when consensus is not possible among all 27 EU Member States. At present, the Commission foresees that the FTT will be implemented in the FTT zone on January 1, 2014. However, both the precise scope of the FTT and its implementation date are subject to, among other matters, further negotiation.
In broad terms, and subject to exceptions, it is contemplated that the FTT will apply to all financial transactions (as defined for the purposes of the FTT) provided that at least one party to the transaction is treated as established in the FTT zone or that the parties to the transaction are trading financial instruments which have been issued within the FTT zone. Financial transactions include the purchase and sale of a “financial instrument” (including shares, bonds and units of collective investment funds), certain intra-group transactions that transfer risk between entities, the conclusion of derivatives contracts, an exchange of financial instruments, and repurchase agreements and securities lending agreements. The FTT will be fixed by each participating Member State at a rate, applicable to the relevant taxable amount, of at least 0.1% or, in the case of financial transactions related to derivatives contracts, 0.01%.
If implemented as proposed, the FTT may, among other matters, make listing the affected financial instruments on an exchange less attractive for issuers than would be the case absent implementation of the FTT. In addition, if implemented as proposed, the FTT may also reduce the liquidity and market efficiency of the capital markets, as well as adversely impacting the volumes traded thereon.
These and other potentially significant reforms in Europe could have a material adverse effect on our business and cash flows, financial condition and results of operations.
Changes to the regulators and agencies governing European financial markets could adversely affect our business.
A number of changes in the regulators and agencies governing European financial markets have been enacted or proposed. In 2010, the U.K. Government announced plans to reform the U.K. regulatory regime by abolishing the Financial Services Authority and replacing it with two regulators, one covering prudential risks and the other covering conduct of business matters. Accordingly, from the end of 2012, the new Financial Conduct Authority will be the primary regulator of our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe, and the Bank of England will be the primary regulator of our London-based clearing activities. In addition, three new independent European agencies have been created to regulate the financial markets, banking and insurance industries, with the mandate of contributing to the stability of the EU's financial system by ensuring the integrity, transparency, efficiency and orderly functioning of securities markets, as well as by enhancing investor protection. In particular, the new European Securities Markets Authority is intended to foster supervisory convergence both among national securities regulators and across financial sectors by working closely with the other competent European Supervisory Authorities.
Until any such changes take effect or have been in effect for a longer period of time, we cannot estimate what effect they will have on the oversight and operation of our European market, clearing and other operations, but we do expect it to affect our business, potentially leading to increased regulation and oversight of our operations and the European capital markets generally.
We may face competitive disadvantages if we do not receive necessary or timely regulatory approvals for new business initiatives.
We currently operate three U.S.-registered national exchanges and one DCM. Pursuant to U.S. laws and regulations, these exchanges are responsible for regulating their member organizations through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of their member organizations and the individuals associated with them. Changes to the rules of the U.S.-registered securities exchanges are generally subject to the approval of the SEC, which publishes proposed rule changes for public comment. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our U.S. exchanges, to the extent affecting the activities of these exchanges, must also be approved. We may from time to time seek to engage in new business activities, some of which may require changes to our U.S. exchanges' organizational documents or rules.
We also operate exchanges in France, Belgium, Portugal, the Netherlands and the U.K. Regulators in each of these countries regulate exchanges through the adoption and enforcement of rules governing the trading activities, business conduct and financial responsibility of such exchanges and individuals associated with them. All of our initiatives in these jurisdictions with regulatory implications must be approved by the relevant authorities in each of these countries, as well as by the coordinating bodies set up under the Euronext regulators' memoranda of understanding. Changes to our certificate of incorporation or bylaws and changes to the organizational documents or rules of our European exchanges, to the extent affecting the activities of these exchanges, may also require approvals. We may from time to time seek to engage in new business activities, some of which may require changes to our European exchanges' organizational documents or rules.
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
Regulatory developments or court rulings could reduce the amount of revenue that we obtain from market data fees. With respect to our U.S. exchanges, our ability to assess fees for market data products is subject to review by the SEC. There continue to be opposing industry viewpoints and litigation as to the extent that we should be able to charge for market data, and the manner in which we set our exchange market data fees could be reassessed. If new constraints are placed on our ability to charge for market data, it could have a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory or other changes will take effect, or their impact on our business. A determination by the SEC or a court, for example, that the SEC must link market data fees to marginal costs, take a more active role in the market data rate-setting process, or reduce the current levels of market data fees, could have an adverse effect on our market data revenues.
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
We are a for-profit business with regulatory responsibilities. In some circumstances, there may be a conflict of interest between the regulatory responsibilities of certain of our exchanges and some of their respective member organizations and customers. Any failure by one of our exchanges with self-regulatory responsibility to diligently and fairly regulate its member organizations, ensure market compliance or to otherwise fulfill its regulatory obligations could significantly harm our reputation, prompt regulatory scrutiny and adversely affect our business, financial condition and operating results.
NYSE Regulation, our wholly owned not-for-profit indirect subsidiary, oversees FINRA's performance of market surveillance of our SEC-regulated U.S. exchanges and related enforcement activities, and enforces listed company compliance with applicable standards. Similarly, Euronext is responsible for monitoring trading and enforcing Euronext rules. Conflicts of interest may exist when a for-profit entity, such as NYSE Euronext, also functions as the operator of a regulated exchange. The for-profit entity's goal of maximizing stockholder value might conflict with the exchange's responsibilities as a regulator of its member and listed companies. Conflicts also arise when a company lists its securities on an exchange that it owns. The listing of our common stock on the NYSE and Euronext could potentially create a conflict between the exchanges' regulatory responsibilities to vigorously oversee the listing and trading of securities, on the one hand, and the exchanges' commercial and economic interest, on the other hand. While NYSE Euronext has implemented structural protections to minimize these potential conflicts, we cannot be sure that such measures will be successful. For a discussion of some of these structural protections, see Item 1 - “Business - Regulation - United States - NYSE Regulation - Structure, Organization and Governance of NYSE Regulation.”
Our obligation to allocate significant resources to NYSE Regulation and FINRA limits our ability to reduce our expenses or use our cash in other ways.
Pursuant to an agreement with us, FINRA performs market surveillance and related enforcement functions for our U.S. equities and options markets: NYSE, NYSE Arca and NYSE MKT. NYSE Regulation oversees FINRA's performance of these regulatory services for our markets, enforces listed company compliance with applicable standards, oversees regulatory policy determinations, rule interpretation and regulation-related rule development, and conducts limited real-time trading reviews. NYSE, NYSE Arca and NYSE MKT are required to allocate significant resources to NYSE Regulation and FINRA. In addition, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. The obligation to fund NYSE Regulation and the regulatory functions performed by FINRA for our markets could limit our ability to reduce our expense structure, and could limit our ability to invest in or pursue other opportunities that may be beneficial to our stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES
Our headquarters are located in New York City, at 11 Wall Street, and in Paris, France, at 39 Rue Cambon. Euronext's registered office is located at Beursplein

5, 1012 JW Amsterdam, the Netherlands. In total, we maintain approximately 2.3 million square feet in offices throughout the United States, Europe and Asia. Our principal offices, used by all of our segments, consist of the properties described below.

Location	Owned/Leased	Lease Expiration	Approximate Size
11 Wall Street, New York, New York	Owned	N/A	370,000 sq. ft.
20 Broad Street, New York, New York	Leased	2016	380,000 sq. ft.
Mahwah, New Jersey	Leased	2029	395,000 sq. ft.
5 Beursplein, Amsterdam, the Netherlands	Owned	N/A	123,000 sq. ft.	(1)
39 Rue Cambon, Paris, France	Leased	2015	145,000 sq. ft.
1 Cousin Lane, London, United Kingdom	Leased	2022	91,000 sq. ft.
1 Place de la Bourse/Beursplein, Brussels, Belgium (2)	Leased	2021	13,000 sq. ft.
196 Avenida da Liberdade, Lisbon, Portugal	Leased	2015	13,000 sq. ft.
Basildon, United Kingdom	Owned	N/A	315,000 sq. ft.
24 Adelaide Street, Belfast, United Kingdom	Leased	2019	57,000 sq. ft.

(1)	Does not include approximately 32,000 sq. ft. sublet to third parties with varying expiration dates within the next two to five years.
(2)	Effective January 1, 2012, we entered into a new lease with respect to this property, the term of which is ten years with two five-year renewal options.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in Chicago, London and Northern Ireland. We believe the facilities we own or occupy are adequate for the purposes for which they are currently used and are well-maintained.

ITEM 3.	LEGAL PROCEEDINGS
See Item 8 - "Financial Statements and Supplementary Data - Notes to the Consolidated Financial Statements - Note 16 - Commitments and Contingencies - Legal Matters," which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF NYSE EURONEXT
Set forth below is information regarding our executive officers. All of our executive officers have been appointed by and serve at the pleasure of our board of directors1.

Name	Age	Title
Duncan L. Niederauer	53	Chief Executive Officer and Director
Dominique Cerutti	52	President and Deputy Chief Executive Officer
Lawrence E. Leibowitz	52	Chief Operating Officer
Michael S. Geltzeiler	54	Group Executive Vice President and Chief Financial Officer
Philippe Duranton	52	Group Executive Vice President and Global Head of Human Resources
John K. Halvey	52	Group Executive Vice President and General Counsel
Claudia O. Crowley	57	Chief Executive Officer of NYSE Regulation, Inc.

1.	Other than Claudia O. Crowley who has been appointed by and serves at the pleasure of the board of directors of NYSE Regulation, Inc.
Duncan L. Niederauer.    Mr. Niederauer was appointed chief executive officer and director of NYSE Euronext, effective December 1, 2007, after joining NYSE Euronext in 2007 as a member of the management committee. Mr. Niederauer also serves on the boards of NYSE Group and Euronext N.V. Mr. Niederauer was previously a partner at The Goldman Sachs Group, Inc. (United States) ("GS") where he held many positions, among them, co-head of the Equities Division execution services franchise and the managing director responsible for Goldman Sachs Execution & Clearing, L.P. (formerly known as Spear, Leeds & Kellogg L.P.). Mr. Niederauer joined GS in 1985. Mr. Niederauer has served on the boards of Colgate University, and currently serves on the boards of Operation Hope and the Congressional Medal of Honor Foundation.
Dominique Cerutti.    Mr. Cerutti was appointed president and deputy chief executive officer in the first quarter of 2010. He joined NYSE Euronext on December 15, 2009 and was approved as deputy chief executive officer and head of Global Technology on December 31, 2009. Mr. Cerutti most recently served as General Manager of IBM Southwest Europe. In this role, he led all of IBM's business operations, had full profit and loss responsibility and ensured risk management, compliance and business controls across IBM's business units in southern and western Europe. Mr. Cerutti was a member of IBM Chairman and CEO Sam Palmisano's Senior Leadership Team. Previously, he was general manager of IBM's Global Services in Europe, Middle East & Africa, based in Paris. In 1999, he was appointed executive assistant at IBM's New York headquarters to former IBM Chairman and CEO Louis V. Gerstner.
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
Michael S. Geltzeiler.    Mr. Geltzeiler has served as group executive vice president and chief financial officer since 2008. Most recently, he served as president, School and Educational Services for The Reader's Digest Association, a global media and direct marketing company. He was the organization's CFO and senior vice president from 2001 to 2007. In 2005, Mr. Geltzeiler's responsibilities were expanded to also include oversight for global operations and information technology. While at ACNielsen Corporation, a global information and media company, from 1995 to 2001, Mr. Geltzeiler served as CFO, SVP and controller, and CFO for ACNielsen Europe, Middle East and Africa. He held a variety of positions in corporate finance in America and abroad while at The Dun & Bradstreet Corporation, a leading provider of commercial information and insight on businesses worldwide, from 1980 to 1995. Mr. Geltzeiler currently serves on the boards of the Museum of American Finance, University of Delaware, the Madison Square Boys and Girls Club, the NYSE Foundation and the Euronext Supervisory Board, as well as an officer of the Fallen Heroes Fund.
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
Claudia O. Crowley.    Ms. Crowley was appointed chief executive officer of NYSE Regulation in July 2010. She is also the chief regulatory officer of the NYSE, NYSE Arca and NYSE MKT. Ms. Crowley joined NYSE Regulation in October 2008 as senior vice president of NYSE Regulation and chief regulatory officer of NYSE MKT. She also became chief of staff of NYSE Regulation in January 2009. Prior to joining NYSE Regulation, Ms. Crowley was senior vice president and chief regulatory officer at the American Stock Exchange (now NYSE MKT). She joined the American Stock Exchange in 1983 as an enforcement attorney and later served on the legal staff. Ms. Crowley performs certain policy-making functions with respect to NYSE Euronext. She has informed and assisted our management in developing regulatory policies and assisted management in the development and structuring of our U.S. market structure initiatives. Ms. Crowley reports solely to the NYSE Regulation board of directors, and does not report to the NYSE Euronext board of directors or any of its executive officers.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The principal market on which our common stock is traded is the NYSE. Our common stock is also traded on Euronext Paris. Our common stock commenced trading on April 4, 2007 under the ticker symbol "NYX." Prior to that date, there was no public market for our common stock.
Common Stock Price Range
The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock.

	High	Low	High	Low
2011
First quarter	$39.99	$30.08	€29.85	€22.50
Second quarter	$41.60	$31.86	€29.00	€22.63
Third quarter	$35.49	$23.24	€25.01	€16.63
Fourth quarter	$28.92	$21.80	€21.71	€16.50
2012
First quarter	$31.25	$26.24	€23.21	€19.99
Second quarter	$30.93	$23.31	€23.21	€18.68
Third quarter	$26.95	$24.07	€21.64	€18.94
Fourth quarter	$33.38	$22.25	€25.21	€17.44
2013
First quarter(1)	$37.81	$31.71	€28.42	€24.08

(1)	Figures for the first quarter of 2013 are through February 22, 2013.
As of February 22, 2013, there were approximately 614 holders of record of our common stock. On February 22, 2013, the last reported sales price for our common stock on the NYSE and Euronext Paris was $37.48 and €28.42 per share, respectively.
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
Throughout 2011 and 2012, we paid quarterly dividends of $0.30 per share of common stock.
Treasury Stock
The number of shares of common stock outstanding on February 22, 2013 (approximately 243 million shares) did not include shares held in treasury, consisting of approximately 1.6 million shares held by a wholly owned subsidiary and 34.1 million shares purchased as part of our share repurchase program.
Unregistered Sales of Equity Securities
Consistent with customary practice in the French securities market, we are party to a liquidity agreement (contrat de liquidité) (the "Liquidity Agreement") with SG Securities (Paris) SAS ("SG"). The Liquidity Agreement complies with applicable laws and regulations in France, including the ethical charter of the AFEI (the French Association of Investment Firms), as approved by the AMF. The Liquidity Agreement authorizes SG to carry out market purchases and sales of our common stock on Euronext Paris for our account in order to promote the liquidity and the orderly listing of such securities on Euronext Paris. Under the Liquidity Agreement, we deposited funds into a liquidity account with SG to be used by SG in its discretion to purchase and sell shares of our common stock on Euronext Paris. Presently, the liquidity account has a nominal balance. Proceeds of sales are deposited into the liquidity account. The Liquidity Agreement has a term of 12 months and renews automatically in April of each year unless otherwise terminated by either party. The Liquidity Agreement is consistent with the liquidity agreement maintained by Euronext, N.V. with respect to its securities prior to the combination of NYSE Group and Euronext.
Under the Liquidity Agreement and consistent with applicable laws in France, SG exercises full and complete discretion in making any decision to purchase or sell our common stock on Euronext Paris, and no discretion is retained by us. In order to reinforce SG's independence in performing its obligations under the Liquidity Agreement, information barriers have been established between persons effecting transactions and persons with inside information.
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
A summary of common stock repurchases is as follows:
Issuer Purchases of Equity Securities
(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
At 9/30/2012			32,955,333	$129
10/1/2012 thru 10/30/2012	1,037,500	$24.63	33,992,833	102
11/1/2012 thru 11/30/2012	98,500	$25.16	34,091,333	100
12/1/2012 thru 12/31/2012	—	$—	—	100
	1,136,000

Stock Performance Graph
The following performance graph compares the cumulative total stockholder return on our common stock for the period from December 31, 2007 to December 31, 2012 with the cumulative total return of the S&P 500 Index and a peer group of companies consisting of five exchanges to which we compare our business and operations: CME Group, Deutsche Börse, Intercontinental Exchange, London Stock Exchange and Nasdaq OMX.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
NYSE Euronext
S&P 500
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.	SELECTED FINANCIAL AND OPERATING DATA
Selected Consolidated Financial Data
The following selected consolidated financial data has been derived from the historical consolidated financial statements and related notes for the years ended December 31, 2008 through December 31, 2012, which have been prepared in accordance with U.S. GAAP. As a result of a change in our reportable business segments effective in the first quarter of 2010, historical financial data has been revised to conform to this change. The information presented here is only a summary, and it should be read together with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of NYSE Euronext's results of future operations and should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Statement of Operations Data
Revenues
Transaction and clearing fees	$2,393	$3,162	$3,128	$3,427	$3,536
Market data	348	371	373	403	428
Listing	448	446	422	407	395
Technology services	341	358	318	223	159
Other revenues	219	215	184	224	184
Total revenues	3,749	4,552	4,425	4,684	4,702
Transaction-based expenses:
Section 31 fees	301	371	315	388	229
Liquidity payments, routing and clearing	1,124	1,509	1,599	1,818	1,592
Total revenues, less transaction-based expenses	2,324	2,672	2,511	2,478	2,881
Other operating expenses:
Compensation	601	638	613	649	664
Depreciation and amortization	260	280	281	266	253
Systems and communication	176	188	206	225	317
Professional services	299	299	282	223	163
Impairment charges(1)	—	—	—	—	1,590
Selling, general and administrative	245	303	296	313	305
Merger expenses and exit costs	134	114	88	516	177
Total other operating expenses	1,715	1,822	1,766	2,192	3,469
Operating income (loss) from continuing operations	609	850	745	286	(588)
Net interest and investment (loss) income	(136)	(116)	(108)	(111)	(99)
Other (loss) income	(3)	(9)	49	30	42
Income (loss) from continuing operations before income tax (provision) benefit	470	725	686	205	(645)
Income tax (provision) benefit	(105)	(122)	(128)	7	(95)
Income (loss) from continuing operations	365	603	558	212	(740)
Income from discontinued operations, net of tax(2)	—	—	—	—	7
Net income (loss)	365	603	558	212	(733)
Net (income) loss attributable to noncontrolling interest	(17)	16	19	7	(5)
Net income (loss) attributable to NYSE Euronext	$348	$619	$577	$219	$(738)

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In millions, except per share data)
Basic earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$1.39	$2.37	$2.21	$0.84	$(2.81)
Discontinued operations	—	—	—	—	0.03
	$1.39	$2.37	$2.21	$0.84	$(2.78)

Diluted earnings (loss) per share attributable to NYSE Euronext:
Continuing operations	$1.39	$2.36	$2.20	$0.84	$(2.81)
Discontinued operations	—	—	—	—	0.03
	$1.39	$2.36	$2.20	$0.84	$(2.78)

Basic weighted average shares outstanding	250	261	261	260	265
Diluted weighted average shares outstanding	250	263	262	261	265
Dividends per share	$1.20	$1.20	$1.20	$1.20	$1.15

	December 31,
	2012	2011	2010	2009	2008
	(In millions)
Balance Sheet Data
Total assets	$12,556	$13,107	$13,378	$14,382	$13,948
Current assets	$1,008	$1,189	$1,174	$1,520	$2,026
Current liabilities	1,416	1,184	1,454	2,149	2,582
Working capital	$(408)	$5	$(280)	$(629)	$(556)

Long term liabilities(3)	$2,442	$2,954	$3,006	$3,132	$3,005
Long term debt	2,055	2,036	2,074	2,166	1,787
NYSE Euronext stockholders' equity	$6,345	$6,581	$6,796	$6,871	$6,556

(1)
In 2008, we recorded a $1,590 million impairment charge primarily in connection with the write-down of goodwill allocated to our Cash Trading and Listings reporting unit ($1,003 million) and the national securities exchange registration of our Cash Trading and Listings reporting unit ($522 million) to their estimated fair value. This charge reflected adverse economic and equity market conditions which caused a material decline in industry market multiples, and lower estimated future cash flows of our European reporting unit within our Cash Trading and Listings business segment as a result of increased competition which has caused a decline in our market share of cash trading in Europe as well as pricing pressures following the November 2007 introduction of the Markets in Financial Instruments Directive ("MiFID").

(2)	The operations of GL Trade, which were sold on October 1, 2008, are reflected as discontinued.

(3)	Represents liabilities due after one year, including deferred income taxes, accrued employee benefits, and deferred revenue.

Selected Operating Data
The following tables present selected operating data for the periods presented. All trading activity is single counted, except European cash trading which is double counted to include both buys and sells. The information set forth below is not necessarily indicative of NYSE Euronext's future operations and should be read in conjunction with Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Volume Summary (unaudited)

	Year Ended December 31,
	2012	2011	2010

Number of trading days — European Cash	256	257	258
Number of trading days — European Derivatives	257	257	258
Number of trading days — U.S. markets	250	252	252
European Derivatives Products (contracts in thousands)	955,802	1,148,498	1,222,557
of which Bclear	283,554	293,243	340,840
Total interest rate products(1)	450,896	578,255	587,652
Short term interest rate products	411,806	542,541	557,330
Medium and long term interest rate products	39,089	35,714	30,322
Total equity products(2)	481,969	549,513	618,226
Individual equity products	359,382	401,004	464,563
Futures	246,542	250,442	289,334
Options	112,841	150,562	175,229
Equity index products	122,587	148,509	153,663
of which Bclear	283,554	293,243	340,840
Individual equity products	263,840	272,384	316,542
Futures	240,967	246,425	288,207
Options	22,873	25,959	28,335
Equity index products	19,714	20,858	24,298
Commodity products	22,937	20,730	16,679
U.S. Derivatives Products (contracts in thousands)
Equity Options Contracts(3)	973,140	1,110,193	925,162
Total consolidated options contracts	3,681,821	4,224,605	3,610,436
Share of total consolidated option contracts	26.4%	26.3%	25.6%
NYSE Liffe US
Futures and Futures Options Volume*	18,769	20,938	4,079
European Cash Products (trades in thousands)	370,013	439,717	377,122
Equities	357,365	422,517	361,870
Exchange-Traded Funds	3,412	5,270	4,540
Structured products	7,886	10,649	9,231
Bonds	1,350	1,281	1,481
U.S. Cash Products (shares in millions)	421,338	575,223	654,149

NYSE listed (Tape A) issues(4)
Handled volume(5)	301,769	404,910	474,539
Matched volume(6)	286,785	383,863	445,700
Total NYSE listed consolidated volume	914,654	1,101,268	1,227,390
Share of Total Consolidated Volume
Handled volume(5)	33.0%	36.8%	38.7%
Matched volume(6)	31.4%	34.9%	36.3%
NYSE Arca, MKT and Regional (Tape B) Listed Issues
Handled volume(5)	61,957	96,040	97,069
Matched volume(6)	56,127	86,460	87,252
Total NYSE Arca & NYSE MKT listed consolidated volume	263,832	371,409	366,527
Share of Total NYSE Arca & NYSE MKT Listed Consolidated Volume
Handled volume(5)	23.5%	25.9%	26.5%
Matched volume(6)	21.3%	23.3%	23.8%
Nasdaq Listed (Tape C) Issues
Handled volume(5)	57,612	74,274	82,541
Matched volume(6)	49,756	63,941	69,756
Total Nasdaq listed consolidated volume	437,168	509,421	552,422

Share of Total Nasdaq Listed Consolidated Volume
Handled volume(5)	13.2%	14.6%	14.9%
Matched volume(6)	11.4%	12.6%	12.6%
Exchange-Traded Funds(5)(7)
Handled volume(5)	58,195	90,741	93,109
Matched volume(6)	52,682	81,632	83,854
Total ETF consolidated volume	255,004	357,841	359,458
Share of Total ETF Consolidated Volume
Handled volume(5)	22.8%	25.4%	25.9%
Matched volume(6)	20.7%	22.8%	23.3%

(1)	Data includes currency products.
(2)	Includes trading activities for Bclear, NYSE Liffe's service for equity OTC derivatives.
(3)	Includes trading in U.S. equity options contracts, not equity-index options.
(4)	Includes all volume executed in NYSE Euronext's U.S. crossing sessions.
(5)
Represents the total number of shares of equity securities and ETFs internally matched on NYSE Euronext's U.S. exchanges or routed to and executed at an external market center. NYSE Arca routing includes odd-lots.

(6)	Represents the total number of shares of equity securities and ETFs executed on NYSE Euronext's U.S. exchanges.
(7)	Data included in previously identified categories.
*	ADVs calculated with the appropriate number of NYSE Liffe U.S. trading days.
Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities. All trading activity is single counted, except European cash trading which is double counted to include both buys and sells.

Other Operating Statistics (unaudited)

	Year Ended December 31,
	2012	2011	2010

NYSE Listed Issuers
Issuers listed on U.S. Markets(1)	2,939	2,947	2,940
Number of new issuer listings(1)	296	426	361
Capital raised in connection with new listings ($ millions)(2)	$21,415	$27,388	$31,447
Euronext Listed Issuers
Issuers listed on Euronext(1)	893	932	980
Number of new issuer listings(3)	40	59	78
Capital raised in connection with new listings ($ millions)(2)	$3,436	$213	$812
NYSE Market Data(4)
Share of Tape A revenues(%)	41.1%	45.2%	47.8%
Share of Tape B revenues(%)	27.0%	30.2%	33.2%
Share of Tape C revenues(%)	15.1%	18.6%	20.0%
Professional subscribers (Tape A)	337,988	371,878	377,481
Euronext Market Data
Number of terminals	209,686	226,282	238,539
NYSE Euronext Employee Headcount(5)
NYSE Euronext headcount (as of December 31)	3,079	3,077	2,968
Foreign exchange rate
Average €/US$ exchange rate	$1.29	$1.39	$1.33
Average £/US$ exchange rate	$1.59	$1.60	$1.55

(1)
Figures for NYSE listed issuers include listed operating companies, special-purpose acquisition companies and closed-end funds listed on the NYSE and NYSE MKT and do not include NYSE Arca or structured products listed on the NYSE. There were 1,370 ETPs exclusively listed on NYSE Arca as of December 31, 2012. There were 402 corporate structured products listed on the NYSE as of December 31, 2012.
Figures for new issuer listings include NYSE new listings (including new operating companies, special-purpose acquisition companies and closed-end funds listing on NYSE) and new ETP listings on NYSE Arca (NYSE MKT is excluded). Figures for Euronext present the operating companies were listed on Euronext and do not include NYSE Alternext, Free Market, closed-end funds, ETFs and structured product (warrants and certificates). As of December 31, 2012, 180 companies were listed on NYSE Alternext, 262 on Free Market and 667 ETPs were listed on NextTrack.

(2)
Euronext figures show capital raised in millions of dollars by operating companies listed on Euronext, NYSE Alternext and Free Market and do not include closed-end funds, ETFs and structured products (warrants and certificates). NYSE figures show capital raised in millions of dollars by operating companies listed on NYSE and NYSE MKT only.

(3)	Euronext figures include only operating companies listed on Euronext, NYSE Alternext and Free Market, and do not include close-end funds, ETFs or structured products (warrants and certificates).
(4)
"Tape A" represents NYSE listed securities, "Tape B" represents NYSE Arca and NYSE MKT listed securities, and "Tape C" represents Nasdaq listed securities. Per Regulation NMS, as of April 1, 2007, share of revenues is derived through a formula based on 25% share of trading, 25% share of value traded, and 50% share of quoting, as reported to the consolidated tape. Prior to April 1, 2007, share of revenues for Tapes A and B was derived based on the number of trades reported to the consolidated tape, and share of revenue for Tape C was derived based on an average of share of trades and share of volume reported to the consolidated tape. The consolidated tape refers to the collection and dissemination of market data that multiple markets make available on a consolidated basis. Share figures exclude transactions reported to the FINRA/NYSE Trade Reporting Facility.

(5)
Headcount for December 31, 2012 included 99 employees in connection with the acquisition of Corpedia. Headcount for December 31, 2011 included 75 and 36 employees in connection with the acquisitions of APX and Metabit, respectively.

Source: NYSE Euronext, Options Clearing Corporation and Consolidated Tape as reported for equity securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion together with the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See Item 1A - "Risk Factors" and "Forward-Looking Statements." Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
Overview
NYSE Euronext was formed from the combination of the businesses of NYSE Group and Euronext, which was consummated on April 4, 2007. Following consummation of the combination, NYSE Euronext became the parent company of NYSE Group and Euronext and each of their respective subsidiaries. Under the purchase method of accounting, NYSE Group was treated as the accounting and legal acquirer in the combination with Euronext. On October 1, 2008, NYSE Euronext completed its acquisition of The Amex Membership Corporation, including its subsidiary the American Stock Exchange, which is now known as NYSE MKT.
NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs to operate as a public company, within "Corporate/ Eliminations."
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
As a result of recent events, there has been, and it is likely that there will continue to be, significant change in the regulatory environment in which we operate. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law in July 2010. Although many of its provisions require the adoption of rules to implement, many such regulations have not yet been adopted and there remain significant uncertainties and ambiguities around those regulations that have been adopted, as well as the way in which market participants will respond to the regulations. As a result, it is difficult to predict all of the effects that the legislation and its implementing regulations will have on us. We do, however, expect it to affect our business in various and potentially significant ways and possibly result in increased costs and the expenditure of significant resources. In addition, there are significant structural changes underway within the European regulatory framework.
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
Recent Acquisitions and Other Transactions
Business Combination
On December 20, 2012, NYSE Euronext announced a definitive agreement for Intercontinental Exchange Group ("ICE") to acquire NYSE Euronext in a stock-and-cash transaction. The acquisition combines two leading exchange groups to create a premier global exchange operator diversified across markets including agricultural and energy commodities, credit derivatives, equities and equity derivatives, foreign exchange and interest rates. The combined company will be well positioned to deliver efficiencies while serving customer demand for clearing and risk management globally through its leading clearing capability.
Under the terms of the agreement, which was unanimously approved by the Boards of both companies, the transaction is currently valued at $33.12 per NYSE Euronext share, or a total of approximately $8.2 billion, based on the closing price of ICE’s stock on December 19, 2012. NYSE Euronext shareholders will have the option to elect to receive consideration per NYSE Euronext share of (i) $33.12 in cash, (ii) 0.2581 IntercontinentalExchange common shares or (iii) a mix of $11.27 in cash plus 0.1703 ICE common shares, subject to a maximum cash consideration of approximately $2.7 billion and a maximum aggregate number of ICE common shares of approximately 42.5 million. The overall mix of the $8.2 billion of merger consideration being paid by ICE is approximately 67% shares and 33% cash. Subject to regulatory approvals, the transaction is expected to close in the second half of 2013.
Terminated Business Combination
On February 15, 2011, we entered into a Business Combination Agreement (the "Business Combination Agreement") with Deutsche Börse AG ("Deutsche Börse"), pursuant to which the two companies agreed to combine their respective businesses and become subsidiaries of a newly formed Dutch holding company (the "Proposed Business Combination"). Completion of the Proposed Business Combination was subject to the satisfaction of several conditions, including, among others, approvals by the relevant competition and financial, securities and other regulatory authorities in the United States and Europe.

On February 1, 2012, the EU Competition Commission issued a formal decision disapproving the Proposed Business Combination. In light of the EU Commission's decision, on February 2, 2012, NYSE Euronext and Deutsche Börse announced that they mutually agreed to terminate the Business Combination Agreement.

NYSE BlueTM
On February 18, 2011, we formed NYSE Blue through the combination of APX, Inc. and our 60% stake in BlueNext SA ("BlueNext"), with NYSE Euronext as the majority owner of NYSE Blue. On April 5, 2012, NYSE Blue was unwound, resulting in NYSE Euronext taking back ownership of its 60% stake in Bluenext and relinquishing its interest in APX, Inc. We recorded a $2 million net loss on disposal activities in connection with this transaction.
Prior to the completion of this unwind, NYSE Euronext consolidated the results of operations and financial condition of NYSE Blue (which included the results of BlueNext and APX, Inc.). Following this unwind, NYSE Euronext only consolidated the results of operations and financial condition of BlueNext.
In October 2012, NYSE Euronext and CDC Climat, a subsidiary of Caisse des Dépôts, who own 60% and 40% of BlueNext, respectively, voted in favor of the closure of this entity. Operations of BlueNext have ceased as of December 5, 2012.
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
In September 2012, NYSE Euronext and the State of Qatar reached an agreement to reduce our ownership in the Qatar Exchange in consideration of the termination of the remaining two $40 million installment payments. As of December 31, 2012, NYSE Euronext owned 12% of the Qatar Exchange.
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

As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange's success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between approximately 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put back approximately 5% of the total outstanding shares of NYSE Amex Options to NYSE Euronext. In October 2012, the external investors put another 5% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as "Redeemable noncontrolling interest" in the consolidated statement of financial condition as of December 31, 2012.
New York Portfolio Clearing
NYPC, NYSE Euronext's joint venture with The Depository Trust & Clearing Corporation ("DTCC"), became operational in the first quarter of 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext's clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC's Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of December 31, 2012, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC. NYSE Euronext's investment in NYPC is treated as an equity method investment.
Impairment of Goodwill, Intangible Assets and Other Assets
Testing Methodology and Valuation Considerations
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable assets of a business acquired. In accordance with the Intangibles - Goodwill and Other Topic of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("Codification"), we test goodwill of our reporting units (which is generally one level below our three reportable segments) and intangible assets deemed to have indefinite lives for impairment at least annually and more frequently if events or circumstances, such as adverse changes in the business climate, indicate that there may be justification for conducting an interim test. We perform our annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter.
The impairment test of goodwill is performed in two steps. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.
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
For the years ended December 31, 2012, 2011 and 2010, we did not record any material impairment charge.
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

•
Derivatives trading and clearing. Revenues from derivatives trading and clearing consist of per-contract fees for executing trades of derivatives contracts and clearing charges on the London market of NYSE Liffe and NYSE Liffe US and executing options contracts traded on NYSE Arca and NYSE Amex Options. In some cases, these fees are subject to caps.

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
Listing fees for our European markets comprise admission fees paid by issuers to list securities on the cash market, annual fees paid by companies whose financial instruments are listed on the cash market, and corporate activity and other fees, consisting primarily of fees charged by Euronext Paris and Euronext Lisbon for centralizing securities in IPOs and tender offers. Original listing fees, subject to a minimum and maximum amount, are based on a company's (estimated) market capitalization at the time of its IPO. Revenues from annual listing fees essentially relate to the number of shares outstanding and the market capitalization of the listed company.
In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon and LIFFE Administration and Management (Euronext London) have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Domestic issuers also pay annual fees based on the number of equity securities and their respective market capitalizations. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are generally charged lower maximum admission fees and annual fees. Non-domestic companies that are included in the Euronext 100 index are treated as domestic for purposes of their listing fees and their annual fees. Non-domestic companies eligible to the Euronext 100 index based on their market capitalization are also treated as domestic issuers for purpose of their sole listing fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.
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
Components of Expenses
Section 31 Fees
See “— Sources of Revenues — Transaction and Clearing Fees” above.
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

Results of Operations
Year Ended December 31, 2012 Versus Year Ended December 31, 2011
The following table sets forth NYSE Euronext's consolidated statements of operations for the years ended December 31, 2012 and 2011, as well as the percentage increase or decrease for each item for the year ended December 31, 2012, as compared to such item for the year ended December 31, 2011.

	Year Ended December 31,		Percent Increase (Decrease)
(Dollars in Millions)	2012	2011
Revenues
Transaction and clearing fees	$2,393	$3,162	(24)%
Market data	348	371	(6)%
Listing	448	446	—%
Technology services	341	358	(5)%
Other revenues	219	215	2%
Total revenues	3,749	4,552	(18)%
Transaction-based expenses:
Section 31 fees	301	371	(19)%
Liquidity payments, routing and clearing	1,124	1,509	(26)%
Total revenues, less transaction-based expenses	2,324	2,672	(13)%
Other operating expenses:
Compensation	601	638	(6)%
Depreciation and amortization	260	280	(7)%
Systems and communications	176	188	(6)%
Professional services	299	299	—%
Selling, general and administrative	245	303	(19)%
Merger expenses and exit costs	134	114	18%
Total other operating expenses	1,715	1,822	(6)%
Operating income	609	850	(28)%
Interest expense	(140)	(123)	14%
Interest and investment income	4	7	(43)%
Loss from associates	(8)	(9)	(11)%
Other income	5	—	100%
Income before income taxes	470	725	(35)%
Income tax provision	(105)	(122)	(14)%
Net income	365	603	(39)%
Net (income) loss attributable to noncontrolling interest	(17)	16	(206)%
Net income attributable to NYSE Euronext	$348	$619	(44)%

Highlights
For the year ended December 31, 2012, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,324 million, $609 million and $348 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $2,672 million, $850 million and $619 million, respectively, for the year ended December 31, 2011.

The $348 million decrease in total revenues, less transaction-based expenses, $241 million decrease in operating income and $271 million decrease in net income attributable to NYSE Euronext for the period reflect the following principal factors:
Decreased total revenues, less transaction-based expenses - The period-over-period decrease in total revenues, less transaction-based expenses was primarily due to lower volumes across most of our trading venues and negative foreign currency impact of $55 million.
Decreased operating income - The period-over-period decrease in operating income of $241 million was primarily due to lower total revenues, less transaction-based expenses, partially offset by reduced operating expenses. Excluding the net impact of merger and exit activities, foreign currency ($27 million), new business initiatives ($42 million) and a tax settlement related to BlueNext ($42 million) recorded in 2011, our other operating expenses for the year ended December 31, 2012 decreased $100 million or 6% as compared to the year ended December 31, 2011.
Decreased net income attributable to NYSE Euronext - As compared to the year ended December 31, 2011, the period-over-period decrease in net income attributable to NYSE Euronext of $271 million was mainly due to (i) decreased operating income, (ii) $24 million of debt financing costs consisting primarily of the premium paid to former bondholders to tender previously issued notes, and (iii) higher effective tax rate.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 5 to the consolidated financial statements and "— Overview" above.

			% of Total Revenues
Segment Revenues (in millions)	2012	2011	2012	2011
Derivatives	$910	$1,135	24%	25%
Cash Trading and Listings	2,365	2,929	63%	64%
Information Services and Technology Solutions	473	490	13%	11%
Total segment revenues	$3,748	$4,554	100%	100%

 Derivatives

	Year Ended December 31,
	(in millions)
			Increase (Decrease)	% of Revenues
	2012	2011		2012	2011
Transaction and clearing fees	$821	$1,046	(22)%	90%	92%
Market data	43	48	(10)%	5%	4%
Other revenues	46	41	12%	5%	4%
Total revenues	910	1,135	(20)%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	228	274	(17)%	25%	24%
Total revenues, less transaction-based expenses	682	861	(21)%	75%	76%
Merger expenses and exit costs	33	3	NM	4%	1%
Other operating expenses	387	388	—%	43%	34%
Operating income	$262	$470	(44)%	28%	41%
NM = Not Meaningful.

For the year ended December 31, 2012, Derivatives operating income decreased $208 million to $262 million, and operating income as a percentage of revenues decreased 13 percentage points to 28%. The decrease was primarily due to a 17% decrease in average daily volume in our European derivative trading venues and a 12% decrease in average daily volume in our U.S. equity option contracts coupled with higher merger expenses and exit costs and the negative impact of foreign currency translation (approximately $3 million).

Cash Trading and Listings

	Year Ended December 31,
	(in millions)
			Increase (Decrease)	% of Revenues
	2012	2011		2012	2011
Transaction and clearing fees	$1,572	$2,116	(26)%	67%	72%
Market data	173	193	(10)%	7%	7%
Listing	448	446	—%	19%	15%
Other revenues	172	174	(1)%	7%	6%
Total revenues	2,365	2,929	(19)%	100%	100%
Transaction-based expenses:
Section 31 fees	301	371	(19)%	13%	13%
Liquidity payments, routing and clearing	896	1,235	(27)%	38%	42%
Total revenues, less transaction-based expenses	1,168	1,323	(12)%	49%	45%
Merger expenses and exit costs	28	19	47%	1%	1%
Other operating expenses	718	832	(14)%	30%	28%
Operating income	$422	$472	(11)%	18%	16%
For the year ended December 31, 2012, Cash Trading and Listings operating income as a percentage of revenues increased 2 percentage points to 18% despite a $50 million decrease in operating income to $422 million. The decrease in operating income was primarily due to a decrease in our total revenues, less transaction-based expenses of $155 million driven by (i) a decrease in our European cash average daily volume of 16% and in our U.S. cash average daily volume of 27% and (ii) the negative impact of foreign currency translation (approximately $17 million), partially offset by (iii) a $114 million decrease in other operating expenses. Other operating expenses for the year ended December 31, 2011 included a $42 million charge incurred in connection with BlueNext's settlement of a tax matter with the French tax authorities of which 40%, or $17 million, was contributed by Caisse des Dépôts (see "Noncontrolling Interest"). Excluding the 2011 impact of the BlueNext tax matter, Cash Trading and Listings other operating expenses decreased $72 million as part of our cost containment initiatives.
Information Services and Technology Solutions

	Year Ended December 31,
	(in millions)
			Increase (Decrease)	% of Revenues
	2012	2011		2012	2011
Market data	$132	$130	2%	28%	27%
Technology services	341	360	(5)%	72%	73%
Total revenues	473	490	(3)%	100%	100%
Merger expenses and exit costs	18	4	350%	4%	1%
Other operating expenses	360	364	(1)%	76%	74%
Operating income	$95	$122	(22)%	20%	25%
For the year ended December 31, 2012, Information Services and Technology Solutions operating income decreased $27 million to $95 million, and operating income as a percentage of revenues decreased 5 percentage points to 20%. The decrease was primarily due to (i) a $17 million decrease in total revenues (including a $14 million negative impact of foreign currency) as a result of weak market conditions and the reduction of our customers technology expenditures and (ii) higher severance charges incurred in the 2012 period as we begin to realize operating efficiencies in this reportable segment.
Corporate/Eliminations

	Year Ended December 31,
	(in millions)
			Increase
	2012	2011	(Decrease)
Other revenues	$1	$(2)	150%
Total revenues	1	(2)	150%
Merger expenses and exit costs	55	88	(38)%
Other operating expenses	116	124	(6)%
Operating (loss) income	$(170)	$(214)	(21)%
Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, and costs associated with our pension, SERP and postretirement benefit plans as well as intercompany eliminations of revenues and expenses. The decrease in merger expenses and exit costs was mainly due to (i) lower legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse in 2012 ($11 million) compared to 2011 ($85 million), partially offset by (ii) legal and investment banking fees incurred in connection with the December 2012 business combination with ICE ($8 million), and (iii) the decision to discontinue our clearing house build out and related exit costs following the December 2012 signing of a clearing agreement with ICE under which ICE Clear will provide LIFFE Administration and Management central counterparty clearing services beginning July 1, 2013 ($38 million).

Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. The $17 million year-over-year increase is primarily due to $24 million of debt refinancing costs consisting primarily of the premium paid to former bondholders in connection with the tender of previously issued notes. (See "Liquidity and Capital Resources").
Interest and Investment Income
The decrease in our average cash and investment balances, reduction of interest rates and foreign currency rates were the primary drivers of the $3 million decrease in investment income.
Loss From Associates
For the years ended December 31, 2012 and 2011, the loss primarily includes the impact of the investment in NYPC which is still in development stage.
Other Income
For the year ended December 31, 2012, other income was $5 million, compared to $0 million for the year ended December 31, 2011. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period. In 2012, other income included a net loss on disposal activities of $2 million reflecting the impact of unwinding the NYSE Blue joint venture.
Noncontrolling Interest
For the years ended December 31, 2012 and 2011, NYSE Euronext recorded noncontrolling interest income of $17 million compared to a loss of $16 million in 2011. This reflects the operating income generated by NYSE Amex Options, partially offset by the operating losses of NYSE Liffe U.S. In 2011, we also recorded a $42 million charge incurred in connection with BlueNext's settlement of a tax matter with the French tax authorities of which 40%, or $17 million, was contributed by Caisse des Dépôts and reflected as noncontrolling interest.
Income Taxes
For the years ended December 31, 2012 and 2011, NYSE Euronext provided for income taxes at an estimated tax rate of 22.3% and 16.8%, respectively. For the year ended December 31, 2012, NYSE Euronext's effective tax rate reflected (i) a discrete deferred tax benefit related to an enacted reduction in the corporate tax rate from 25% to 23% in the United Kingdom, and (ii) the release of reserves following a favorable settlement reached with the tax authorities in the United Kingdom regarding an uncertain tax position, which were more than offset by (iii) a discrete deferred tax expense related to the reorganization of certain of our U.S. businesses.

Results of Operations
Year Ended December 31, 2011 Versus Year Ended December 31, 2010
The following table sets forth NYSE Euronext's consolidated statements of operations for the years ended December 31, 2011 and 2010, as well as the percentage increase or decrease for each item for the year ended December 31, 2011, as compared to such item for the year ended December 31, 2010.

	Year Ended December 31,		Percent Increase (Decrease)
(Dollars in Millions)	2011	2010
Revenues
Transaction and clearing fees	$3,162	$3,128	1%
Market data	371	373	(1)%
Listing	446	422	6%
Technology services	358	318	13%
Other revenues	215	184	17%
Total revenues	4,552	4,425	3%
Transaction-based expenses:
Section 31 fees	371	315	18%
Liquidity payments, routing and clearing	1,509	1,599	(6)%
Total revenues, less transaction-based expenses	2,672	2,511	6%
Other operating expenses:
Compensation	638	613	4%
Depreciation and amortization	280	281	—%
Systems and communications	188	206	(9)%
Professional services	299	282	6%
Selling, general and administrative	303	296	2%
Merger expenses and exit costs	114	88	30%
Total other operating expenses	1,822	1,766	3%
Operating income	850	745	14%
Interest expense	(123)	(111)	11%
Interest and investment income	7	3
Loss from associates	(9)	(6)	50%
Other income	—	55	(100)%
Income before income taxes	725	686	6%
Income tax provision	(122)	(128)	(5)%
Net income	603	558	8%
Net (income) loss attributable to noncontrolling interest	16	19	(16)%
Net income attributable to NYSE Euronext	$619	$577	7%

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
Increased total revenues, less transaction-based expenses - Total revenues, less transaction-based expenses increased primarily due to growth in technology services revenue, strong trading volumes in our European cash and U.S. derivatives businesses and positive foreign currency impact of $56 million.
Increased operating income - The period-over-period increase in operating income of $105 million was primarily due to an increase in total revenues, less transaction-based expenses partially offset by an increase in other operating expenses of $56 million primarily related to legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse. Excluding the net impact of merger and exit activities, a tax settlement related to BlueNext ($42 million), the impact of foreign currency ($27 million) and new business initiatives ($31 million), our other operating expenses decreased $70 million or 4% as compared to the year ended December 31, 2010.
Increased net income attributable to NYSE Euronext - As compared to the year ended December 31, 2010, the period-over-period increase in net income attributable to NYSE Euronext of $42 million was mainly due to increased operating income and slightly lower effective tax rate.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 5 to the consolidated financial statements and "- Overview" above.

			% of Total Revenues
Segment Revenues (in millions)	2011	2010	2011	2010
Derivatives	$1,135	$1,088	25%	25%
Cash Trading and Listings	2,929	2,893	64%	65%
Information Services and Technology Solutions	490	444	11%	10%
Total segment revenues	$4,554	$4,425	100%	100%

 Derivatives

	Year Ended December 31,
	(in millions)
			Increase (Decrease)	% of Revenues
	2011	2010		2011	2010
Transaction and clearing fees	$1,046	$1,005	4%	92%	93%
Market data	48	47	2%	4%	4%
Other revenues	41	36	14%	4%	3%
Total revenues	1,135	1,088	4%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	274	262	5%	24%	24%
Total revenues, less transaction-based expenses	861	826	4%	76%	76%
Merger expenses and exit costs	3	15	(80)%	1%	2%
Other operating expenses	388	372	4%	34%	34%
Operating income	$470	$439	7%	41%	40%

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
Cash Trading and Listings

	Year Ended December 31,
	(in millions)
			Increase (Decrease)	% of Revenues
	2011	2010		2011	2010
Transaction and clearing fees	$2,116	$2,123	—%	72%	73%
Market data	193	200	(4)%	7%	7%
Listing	446	422	6%	15%	15%
Other revenues	174	148	18%	6%	5%
Total revenues	2,929	2,893	1%	100%	100%
Transaction-based expenses:
Section 31 fees	371	315	18%	13%	11%
Liquidity payments, routing and clearing	1,235	1,337	(8)%	42%	46%
Total revenues, less transaction-based expenses	1,323	1,241	7%	45%	43%
Merger expenses and exit costs	19	56	(66)%	1%	2%
Other operating expenses	832	809	3%	28%	28%
Operating income	$472	$376	26%	16%	13%
For the year ended December 31, 2011, Cash Trading and Listings operating income increased $96 million to $472 million. This was primarily due to an increase in total revenues, less transaction-based expenses reflecting improved listing fees, an increase in our European cash trading volumes, higher average net revenue capture for U.S. cash equity, and the favorable impact of foreign currency translation (approximately $10 million). Other operating expenses for the year ended December 31, 2011 included a $42 million charge incurred in connection with BlueNext's settlement of a tax matter with the French tax authorities of which 40% or $17 million was contributed by Caisse des Dépôts (see "Noncontrolling Interest"). Excluding the impact of the BlueNext tax matter, Cash Trading and Listings other operating expenses decreased $19 million as part of our cost containment initiatives.

Information Services and Technology Solutions

	Year Ended December 31,
	(in millions)
			Increase (Decrease)	% of Revenues
	2011	2010		2011	2010
Market data	$130	$126	3%	27%	28%
Technology services	360	318	13%	73%	72%
Total revenues	490	444	10%	100%	100%
Merger expenses and exit costs	4	17	(76)%	1%	4%
Other operating expenses	364	355	3%	74%	80%
Operating income	$122	$72	69%	25%	16%
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
Non-Operating Income and Expenses
Interest Expense
Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. The increase is primarily a result of the fact that we no longer capitalize a portion of our interest expense for the development of our Mahwah and Basildon data centers which became operational in the second half of 2010. (See "Liquidity and Capital Resources").
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
Noncontrolling Interest
For the years ended December 31, 2011 and 2010, NYSE Euronext recorded noncontrolling interest loss of $16 million and $19 million, respectively. In 2011, noncontrolling interest loss consisted primarily of (i) the portion of the NYSE Liffe U.S. and NYSE Blue losses not owned by NYSE Euronext, (ii) the noncontrolling interest portion of the BlueNext tax settlement corresponding to Caisse des Dépôts' 40% pro rata share of such charge, partially offset by (iii) the noncontrolling interest income reflecting the profitability attributable to NYSE Amex Options. In June 2011, we completed the sale of a significant equity interest in NYSE Amex Options to seven external investors.
Income Taxes
For the years ended December 31, 2011 and 2010, NYSE Euronext provided for income taxes at an estimated tax rate of 16.8% and 18.7%, respectively. For the year ended December 31, 2011, NYSE Euronext's overall effective tax rate was lower than the statutory rate primarily due to a discrete deferred tax benefit related to an enacted reduction in the corporate tax rate in the United Kingdom and higher earnings generated from foreign operations, where the applicable foreign jurisdictions tax rate is lower than the statutory rate.

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
Cash flows
For the year ended December 31, 2012, net cash provided by operating activities was $635 million, representing primarily net income of $365 million and depreciation and amortization of $261 million.
Capital expenditures for the year ended December 31, 2012 were $191 million. During the year ended December 31, 2012, we repurchased 17.0 million shares of our common stock for approximately $452 million and paid $297 million in dividends to our shareholders.
Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of December 31, 2012, NYSE Euronext did not have significant restricted cash balances.
As of December 31, 2012, approximately $208 million of cash and cash equivalents was held by NYSE Euronext's foreign subsidiaries. If these funds were repatriated to the U.S., NYSE Euronext would be required to accrue and pay U.S. taxes except for the amount of cash, if any, that would be treated as a return of capital for U.S. tax purposes.
Net financial indebtedness
As of December 31, 2012, NYSE Euronext had approximately $2.5 billion in debt outstanding and $0.4 billion of cash, cash equivalents and financial investments, resulting in $2.1 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.

Net indebtedness was as follows (in millions):

	December 31, 2012	December 31, 2011
Cash and cash equivalents	$337	$396
Financial investments	43	36
Cash, cash equivalents and financial investments	380	432
Short term debt	454	39
Long term debt	2,055	2,036
Total debt	2,509	2,075
Net indebtedness	$2,129	$1,643
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

As of December 31, 2012, NYSE Euronext's main debt instruments were as follows (in millions):

	Principal amount as of December 31, 2012	Maturity
4.8% senior unsecured notes in U.S. dollar	$414	June 28, 2013
5.375% senior unsecured notes in Euro	€920 ($1,214)	June 30, 2015
2.0% senior unsecured notes in U.S. dollar	$850	October 5, 2017
In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2012, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $1.0 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is available for general corporate purposes and was not drawn on as of December 31, 2012. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered into in 2007 for an amount of $2.0 billion and subsequently amended and reduced to an amount of $1.2 billion in 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext’s ability to engage in additional transactions or incur additional indebtedness.
In 2008 and 2009, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €1 billion of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. On October 5, 2012, NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in June 2013 and approximately €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers. As of December 31, 2012, the outstanding principal amount under the 4.8% notes due in June 2013 and the outstanding 5.375% notes due in June 2015 were $414 million and €920 million, respectively. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

As of December 31, 2012, we were in compliance with all of our debt instruments covenants in all material respects.
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
A summary of common stock purchases is as follows:

Issuer Purchases of Equity Securities
(dollars in millions, except per share amounts)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
At 9/30/2012			32,955,333	$129
10/1/2012 thru 10/30/2012	1,037,500	$24.63	33,992,833	102
11/1/2012 thru 11/30/2012	98,500	$25.16	34,091,333	100
12/1/2012 thru 12/31/2012	—	$—	—	100
	1,136,000

Summary Disclosures About Contractual Obligations
The table below summarizes NYSE Euronext's debt, future minimum lease obligations on its operating leases and other commitments as of December 31, 2012
(in millions):

	Payments Due by Year(1)
	Total	2013	2014	2015	2016	2017	Thereafter
Debt (principal and accrued interest obligations)	$2,509	$454	$—	$1,208	$—	$847	$—
Debt (future interest obligations)	255	47	92	82	17	17	—
Operating lease obligations	313	60	56	48	30	21	98
Other commitments	3	1	2	—	—	—	—
	$3,080	$562	$150	$1,338	$47	$885	$98

(1)
As of December 31, 2012, obligations under capital leases were not significant. NYSE Euronext also has obligations related to other post-retirement benefits, deferred compensation and unrecognized tax positions. The date of payment under these obligations cannot be determined. See Notes 7 - "Pension and Other Benefit Programs," 9 - "Stock Based Compensation," and 15 - "Income Taxes" to the consolidated financial statements. In addition, the external investors in our NYSE Amex Options market have received an equity instrument which is tied to their individual contribution to the options exchange's success and have the option to require NYSE Euronext to repurchase a portion of the instruments on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as "Redeemable noncontrolling interest" in the consolidated statement of financial condition as of December 31, 2012. However, NYSE Euronext cannot predict whether the external investors will elect to exercise their remaining put option.

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
In addition, NYSE Euronext licenses software and provides software services which are accounted for in accordance with Subtopic 605 in the Software Topic of the Codification, which involves significant judgment. The technology services revenues in our consolidated statement of operations include revenues generated from the sale of software licenses, software related services as well as hardware components. We enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In such arrangements, we first allocate the total arrangement consideration based on the relative selling prices of the software group of elements as a whole and to the non-software elements. We then further allocate consideration within the software group to the respective elements within that group in accordance with Subtopic 605 in the Software Topic of the Codification. We recognize revenues upon delivery of non-software elements of our technology solutions and services. For software license arrangements that do not require customization or significant modification of the underlying software, we recognize revenues when (i) we enter into a legally binding agreement with a customer for the license of software, (ii) we deliver the products and (iii) customer payment is determinable and free of significant uncertainties or contingencies. Most of our arrangements are recognized in this manner. For software license arrangements that require customization or significant modification, we generally recognize revenues upon delivery provided the acceptance terms are perfunctory and all other revenue recognition criteria have been met. For revenues associated with maintenance and support, we recognize it ratably over the term of the arrangement, typically one to two years.
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
Hedging Activities
NYSE Euronext uses derivative instruments to limit exposure to changes in foreign currency exchange rates and interest rates. NYSE Euronext accounts for derivatives pursuant to Derivatives and Hedging Topic of the Codification. The Derivatives and Hedging Topic establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the statement of financial condition. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

Recently Issued Accounting Guidance

The FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends certain provisions in the Subtopic 350-30 in the Intangibles - Goodwill and Other Topic of the Codification. The FASB issued ASU 2012-02 in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. This ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, this ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that this will have a significant impact on our financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in the Subtopic 220-10 in the Comprehensive Income Topic of the Codification. The amendments in ASU 2013-02 add new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by components and (2) significant items reclassified out of AOCI. These reclassifications can be presented in either before tax or net-of-tax as long as an entity presents the income tax benefit or expense attributable to each component of other comprehensive income (“OCI”) and reclassification adjustments in either the financial statements or the notes to the financial statements as required by ASC 220-10-45-12. The ASU 2013-02 is intended to help entities improve the transparency of changes in OCI and items reclassified out of AOCI in the financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. These new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a significant impact on our financial statements.

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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of December 31, 2012 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$157	$420	$(263)	$(2.6)
Euro	25	33	(8)	(0.1)
Sterling	160	—	160	(1.6)
Fixed rate positions in
Dollar	—	847	(847)	(38)
Euro	—	1,208	(1,208)	(31)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of December 31, 2012, fixed rate positions in euro with an outstanding maturity or reset date falling in more than one year amounted to $847 million and $1,208 million, respectively. A hypothetical shift of 1% in the U.S. dollar or in the euro interest rate curves would in the aggregate impact the fair value of these positions by $38 million and $31 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in sterling, when interest rates in sterling decrease, NYSE Euronext's net interest and investment income decreases. Based on December 31, 2012 positions, a hypothetical 1% decrease in sterling rates would negatively impact annual income by $1.6 million. Because NYSE Euronext is a net borrower in U.S. dollar and in euro, when interest rates in U.S. dollar or in euro increase, NYSE Euronext net interest and investment income decreases. Based on December 31, 2012 positions, a hypothetical 1% increase in U.S. dollar or in euro rates would negatively impact annual income by $2.6 million and $0.1 million, respectively.
Currency Risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.

NYSE Euronext’s exposure to foreign denominated earnings for the year ended December 31, 2012 is presented by primary foreign currency in the following table (in millions, except average rates):

	Year ended December 31, 2012
	Euro	Sterling
Average rate in the period	$1.2860	$1.5851
Average rate in the same period one year before	$1.3923	$1.6040
Foreign denominated percentage of
Revenues	16%	14%
Operating expenses	10%	17%
Operating income	50%	4%
Impact of the currency fluctuations (1) on
Revenues	(50.6)	(7.2)
Operating expenses	(24.2)	(5.4)
Operating income	(26.4)	(1.8)

(1)	Represents the impact of currency fluctuation for the year ended December 31, 2012 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	December 31, 2012
	Position in euros	Position in sterling
Assets	€3,886	£2,631
of which goodwill represents	1,027	1,073
Liabilities	1,828	371
of which borrowings represent	939	—
Net currency position before hedging activities	€2,058	£2,260
Impact of hedging activities	—	217
Net currency position	€2,058	£2,477
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$272	$402
At December 31, 2012, NYSE Euronext had net exposure of euro and sterling of €2.1 billion ($2.7 billion) and £2.5 billion ($4.0 billion), respectively. NYSE Euronext's borrowings in euro of €0.9 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext's net investments in foreign entities. As of December 31, 2012, NYSE Euronext also had €426 million ($561 million) of euro/U.S. dollar, £247 million (€303 million) of sterling/Euro dollar and £15 million ($24 million) of sterling/U.S. dollar foreign exchange contracts outstanding. These contracts mature between January 2013 and October 2013. As of December 31, 2012, the fair value of these contracts was a $1 million liability.

Based on December 31, 2012 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext's equity by $272 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext's equity by $402 million. For the year ended December 31, 2012, currency exchange rate differences had a positive impact of $219 million on NYSE Euronext's consolidated equity.
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

Item 8. Financial Statement and Supplemental Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NYSE EURONEXT

Page
Management's Report on Internal Control over Financial Reporting	57
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011	59
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	60
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	61
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-controlling Interest for the Years Ended December 31, 2012, 2011 and 2010	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	64
Notes to the Consolidated Financial Statements	66

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As of December 31, 2012, management conducted an assessment of the effectiveness of NYSE Euronext's internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that NYSE Euronext's internal control over financial reporting as of December 31, 2012 was effective.
The effectiveness of NYSE Euronext's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of NYSE Euronext:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NYSE Euronext and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/    PricewaterhouseCoopers LLP
New York, New York
February 26, 2013

NYSE EURONEXT
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$337	$396
Financial investments	43	36
Accounts receivable, net	405	497
Deferred income taxes	67	108
Other current assets	156	152
Total current assets	1,008	1,189
Property and equipment, net	948	963
Goodwill	4,163	4,027
Other intangible assets, net	5,783	5,697
Deferred income taxes	74	594
Other assets	580	637
Total assets	$12,556	$13,107
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$725	$836
Related party payable	—	40
Section 31 fees payable	99	116
Deferred revenue	138	130
Short term debt	454	39
Deferred income taxes	—	23
Total current liabilities	1,416	1,184
Long term debt	2,055	2,036
Deferred income taxes	1,435	1,900
Accrued employee benefits	602	620
Deferred revenue	378	371
Related party payable	—	37
Other liabilities	27	26
Total liabilities	5,913	6,174
Commitments and contingencies
Redeemable noncontrolling interest	274	295
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 278 and 277 shares issued; 242 and 258 shares outstanding	3	3
Common stock held in treasury, at cost; 36 and 19 shares	(968)	(516)
Additional paid-in capital	7,939	7,982
Retained earnings	569	518
Accumulated other comprehensive loss	(1,198)	(1,406)
Total NYSE Euronext stockholders’ equity	6,345	6,581
Noncontrolling interest	24	57
Total equity	6,369	6,638
Total liabilities and equity	$12,556	$13,107

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Transaction and clearing fees	$2,393	$3,162	$3,128
Market data	348	371	373
Listing	448	446	422
Technology services	341	358	318
Other revenues	219	215	184
Total revenues	3,749	4,552	4,425
Transaction-based expenses:
Section 31 fees	301	371	315
Liquidity payments, routing and clearing	1,124	1,509	1,599
Total revenues, less transaction-based expenses	2,324	2,672	2,511
Other operating expenses:
Compensation	601	638	613
Depreciation and amortization	260	280	281
Systems and communications	176	188	206
Professional services	299	299	282
Selling, general and administrative	245	303	296
Merger expenses and exit costs	134	114	88
Total other operating expenses	1,715	1,822	1,766
Operating income	609	850	745
Interest expense	(140)	(123)	(111)
Interest and investment income	4	7	3
Loss from associates	(8)	(9)	(6)
Other income	5	—	55
Income before income taxes	470	725	686
Income tax provision	(105)	(122)	(128)
Net income	365	603	558
Net (income) loss attributable to noncontrolling interest	(17)	16	19
Net income attributable to NYSE Euronext	$348	$619	$577
Basic earnings per share attributable to NYSE Euronext	$1.39	$2.37	$2.21
Diluted earnings per share attributable to NYSE Euronext	$1.39	$2.36	$2.20
Basic weighted average shares outstanding	250	261	261
Diluted weighted average shares outstanding	250	263	262
Dividend per share	$1.20	$1.20	$1.20
The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$365	$603	$558
Foreign currency translation, after impact of net investment hedge gain (loss) of $(28), $5, and ($8) and taxes of $11, ($2) and $3, respectively	219	(133)	(365)
Change in market value adjustments of available-for-sale securities, net of taxes of $(5), $0 and $(2)	17	2	(3)
Employee benefit plan adjustments:
Net losses, net of taxes of $20, $77 and $2	(29)	(96)	(2)
Amortization of prior service costs/gains (losses), net of taxes of $1, $2 and $0	1	4	—
Total comprehensive income	573	380	188
Less: comprehensive income (loss) attributable to noncontrolling interest	(1)	(2)	3
Comprehensive income attributable to NYSE Euronext	$574	$382	$185
The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY,
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AND REDEEMABLE NON-CONTROLLING INTEREST
(in millions)

	NYSE Euronext Stockholders' Equity
	Common Stock Shares	Par Value	Treasury Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total Equity	Redeemable Non- controlling Interest(1)	Net Income
Balance as of December 31, 2009	275	$3	$(416)	$8,209	$(112)	$(813)	$64	$6,935	$—
Comprehensive loss:
Net income	—	—	—	—	577	—	(19)	558	—	558
Other comprehensive loss	—	—	—	—	—	(370)	(3)	(373)	—
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	6	6	—
Employee stock transactions	1	—	—	31	—	—	—	31	—
Dividends	—	—	—	(60)	(253)	—	—	(313)	—
Balance as of December 31, 2010	276	$3	$(416)	$8,180	$212	$(1,183)	$48	$6,844	—
Comprehensive loss:
Net income	—	—	—	—	619	—	(36)	583	20	603
Other comprehensive income	—	—	—	—	—	(223)	2	(221)	—
Net proceeds from redeemable non-controlling interest	—	—	—	—	—	—	—	—	20
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	17	17	—
NYSE Blue formation	—	—	—	20	—	—	26	46	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	(255)	—	—	—	(255)	255
Issuance of shares in connection with sale of Amex building	—	—	—	12	—	—	—	12	—
Employee stock transactions	1	—	—	25	—	—	—	25	—
Transactions in own shares	—	—	(100)	—	—	—	—	(100)	—
Dividends	—	—	—	—	(313)	—	—	(313)	—
Balance as of December 31, 2011	277	$3	$(516)	$7,982	$518	$(1,406)	$57	$6,638	$295
Comprehensive loss:
Net income	—	—	—	—	348	—	(14)	334	31	365
Other comprehensive income	—	—	—	—	—	208	1	209	—
Distribution to equity partners	—	—	—	—	—	—	—	—	(21)
Redemption of equity holders' put option	—	—	—	—	—	—	—	—	(29)
Proceeds from sale of non-controlling interest	—	—	—	—	—	—	1	1	—
NYSE Blue divestiture	—	—	—	(18)	—	—	(21)	(39)	—
Adjustment to redemption value of redeemable non-controlling interest	—	—	—	2	—	—	—	2	(2)
Employee stock transactions, net of reclassification of certain restricted equity awards to liability	1	—	—	(27)	—	—	—	(27)	—
Transactions in own shares	—	—	(452)	—	—	—	—	(452)	—
Dividends	—	—	—	—	(297)	—	—	(297)	—
Balance as of December 31, 2012	278	$3	$(968)	$7,939	$569	$(1,198)	$24	$6,369	$274

1.
As of December 31, 2012, a portion of net income attributable to NYSE Euronext was included in redeemable non-controlling interest on the consolidated statement of financial condition. See also Note 3 for a discussion of NYSE Amex Options.

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY,
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
AND REDEEMABLE NON-CONTROLLING INTEREST - (Continued)
(in millions)

Accumulated other comprehensive income (loss) was as follows:

	December 31,
	2012	2011	2010
Market value adjustments of available-for-sale securities	$15	$(2)	$(4)
Foreign currency translation	(916)	(1,135)	(1,002)
Employee benefit plan adjustments	(297)	(269)	(177)
	$(1,198)	$(1,406)	$(1,183)

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$365	$603	$558
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261	286	307
Deferred income taxes	48	(52)	(60)
Deferred revenue amortization	(96)	(94)	(88)
Stock-based compensation	51	40	38
Gain on sale of equity investments and businesses	—	—	(56)
Other non-cash items	21	11	7
Change in operating assets and liabilities:
Accounts receivable, net	86	45	86
Other assets	74	(32)	(41)
Accounts payable, accrued expenses, and Section 31 fees payable	(267)	43	(171)
Related party payable	—	(40)	(40)
Deferred revenue	97	82	46
Accrued employee benefits	(5)	108	1
Net cash provided by operating activities	635	1,000	587
Cash flows from investing activities:
Sales of short term financial investments	691	971	487
Purchases of short term financial investments	(697)	(965)	(472)
Purchases of equity investments and businesses, net of cash acquired	(151)	(43)	(9)
Sale of equity investments and businesses	—	34	175
Purchases of property and equipment	(191)	(170)	(305)
Other investing activities	23	(25)	(2)
Net cash used in investing activities	(325)	(198)	(126)
Cash flows from financing activities:
Proceeds from long-term borrowings	843	—	—
Repayments of long-term borrowings	(463)	—	—
Commercial paper borrowings (repayments), net	—	(343)	(222)
Dividends to shareholders	(297)	(313)	(313)
Purchases of treasury stock	(452)	(100)	—
Proceeds from sale of non-controlling interest	1	17	6
Proceeds from redeemable non-controlling interest	—	20	—
Employee stock transactions and other	(29)	2	(4)
Net cash used in financing activities	(397)	(717)	(533)
Effects of exchange rate changes on cash and cash equivalents	28	(16)	(24)
Net (decrease) increase in cash and cash equivalents for the period	(59)	69	(96)
Cash and cash equivalents at beginning of period	396	327	423
Cash and cash equivalents at end of period	$337	$396	$327

Supplemental disclosures:
Cash paid for income taxes	$92	$25	$72
Cash paid for interest	140	123	115
Non-cash investing and financing activities:
Acquisition of APX	$—	$40	$—
Issuance of shares in connection with the sale of American Stock Exchange building	—	12	—

The accompanying notes are an integral part of these consolidated financial statements.

NYSE EURONEXT
Notes to Consolidated Financial Statements
Note 1—Description of Business
NYSE Euronext is a holding company that, through its subsidiaries, operates the following securities exchanges: the New York Stock Exchange ("NYSE"), NYSE Arca, Inc. ("NYSE Arca") and NYSE MKT LLC ("NYSE MKT") in the United States and the European-based exchanges that comprise Euronext N.V. ("Euronext")-the London, Paris, Amsterdam, Brussels and Lisbon stock exchanges, as well as the derivatives markets in London, Paris, Amsterdam, Brussels and Lisbon (collectively, "NYSE Liffe") and the U.S. futures market, NYSE Liffe US, LLC ("NYSE Liffe US"). NYSE Euronext is a global markets operator and provider of securities listing, trading, market data products, and software and technology services. We also provide critical technology infrastructure around the world to our clients and exchange partners including co-location services, connectivity, trading platforms and market data content and services. NYSE Euronext was formed in connection with the April 4, 2007 combination of NYSE Group (which was formed in connection with the March 7, 2006 merger of the NYSE and Archipelago) and Euronext. NYSE Euronext common stock is dually listed on the NYSE and Euronext Paris under the symbol "NYX."

Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of NYSE Euronext and all other entities in which NYSE Euronext has a controlling financial interest. When NYSE Euronext does not have a controlling financial interest in an entity but exercises significant influence over the entity's operating and financial policies, such investment is accounted for using the equity method.
Intercompany transactions and balances have been eliminated. We made certain reclassifications to our prior year consolidated financial statements to conform to our 2012 presentation.

The consolidated financial statements reflect an adjustment recorded by the Company to correct for the previous mischaracterization of restricted stock awards granted in 2010, 2011 and 2012. This adjustment resulted in a reclassification of approximately $54 million in restricted stock awards previously classified as equity (and recorded as additional paid-in capital) to a $57 million liability, with a cumulative pre-tax charge of approximately $3 million to compensation expense. The impact of this adjustment for the fourth quarter of 2012 was an out-of-period pre-tax benefit of approximately $7 million. The consolidated financial statements also reflect the correct classification of deferred taxes by jurisdiction on a net basis in the consolidated statement of financial condition as of December 31, 2012. These deferred tax positions were presented on a gross basis as of December 31, 2011. Management has evaluated the impact of the errors and determined that they were not material to any prior periods and that the cumulative amount to correct the errors is not material to the results of operations for the year ended December 31, 2012. As a result, the Company recorded the cumulative effect of the restricted stock award adjustment during the three months ended December 31, 2012 and classified the deferred taxes on a net basis as of December 31, 2012.
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
Revenue Recognition
Cash trading fees are paid by organizations based on their trading activity. Fees are assessed on a per share basis for trading in equity securities. The fees are applicable to all transactions that take place on any of the NYSE Euronext trading venues, and the fees vary, based on the size, type of trade that is consummated and trading venue. Our U.S. securities exchanges earn transaction fees for customer orders of equity securities matched internally, as well as for customer orders routed to other exchanges. Euronext earns transaction fees for customer orders of equity, debt securities and other cash instruments on Euronext's cash markets. Cash trading fees are recognized as earned.
Derivative trading and clearing fees are paid by organizations based on their trading activity. Fees are assessed on a fixed per-contract basis for the (i) execution of trades of derivative contracts on Euronext's derivatives markets in London, Paris, Amsterdam, Brussels, Lisbon and on NYSE Liffe US, (ii) execution and clearing of contracts traded on LIFFE Administration and Management, and (iii) execution of options contracts traded on NYSE Arca Options and NYSE Amex Options. In some cases, these fees are subjected to caps. Derivative trading and clearing fees are recognized as earned.

Listing fees consist of original listing fees paid by issuers to list securities on the various cash markets, annual fees paid by companies whose financial instruments are listed on the cash markets, and fees related to other corporate actions (including stock splits, sales of additional securities and merger and acquisitions). Original listing fees are assessed primarily based on the number of shares that the issuer initially lists. Original listing fees are recognized on a straight-line basis over estimated service periods determined based on trading venues ranging from 5 to 10 years. Annual listing fees are recognized on a pro rata basis over the calendar year. Unamortized balances are recorded as deferred revenue on the consolidated statements of financial condition.
In the U.S., NYSE Euronext collects market data revenues principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are determined by securities industry plans. Consortium-based data revenues that coordinated market data distribution generates (net of administration costs) are distributed to participating markets on the basis of the Regulation NMS formula. In Europe, Euronext charges a variety of users, primarily end-users, for the use of Euronext's real-time and proprietary market services. Euronext also collects annual license fees from vendors for the right to distribute Euronext data to third parties and a service fee from vendors for direct connection to market data. These fees are recognized as services are rendered.
Technology services revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software license and maintenance fees, and strategic consulting services. Colocation revenue is recognized monthly over the life of the contract. Software license revenue other than customer-specific is recorded at the time of sale, and maintenance contracts are recognized monthly over the life of the maintenance term. Expert consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. Customer specific software license revenue is recognized at the time of client acceptance. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the consolidated statements of financial condition.
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
Currency Translation
NYSE Euronext's functional and reporting currency is the U.S. dollar. Assets and liabilities denominated in non-U.S. currencies are translated at rates of exchange prevailing on the date of the consolidated statement of financial condition, and revenues and expenses are translated at average rates of exchange throughout the year. NYSE Euronext seeks to reduce its net investment exposure to fluctuations in foreign exchange rates through the use of foreign currency-denominated debt.
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

Financial Investments
NYSE Euronext's financial investments generally are classified as available-for-sale securities and are carried at fair value as of trade date with the unrealized gains and losses, net of tax, reported as a component of other comprehensive income. Interest income on debt securities, bank deposits and other interest rate investments, including amortization of premiums and accretion of discounts, is accrued and recognized over the life of the investment. The specific identification method is used to determine realized gains and losses on sales of investments, which are reported in interest and investment income in the consolidated statements of operations.
NYSE Euronext regularly reviews its investments to determine whether a decline in fair value below the cost basis is other-than-temporary. If events and circumstances indicate that a decline in the value of the assets has occurred and is deemed to be other-than-temporary, the carrying value of the security is reduced to its fair value and a corresponding impairment is charged to earnings.
Fair Value Measurements
NYSE Euronext accounts for certain financial instruments at fair value, including available-for-sale instruments, derivative instruments and certain debt instruments pursuant to the Fair Value Measurements and Disclosures Topic of the Codification. The Fair Value Measurements and Disclosures Topic defines fair value, establishes a fair value hierarchy on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of financial instruments may be determined using various techniques that involve some level of estimation and judgment, the degree of which is dependent on the price transparency and the complexity of the instruments.
Allowance for Doubtful Accounts
The allowance for doubtful accounts is maintained at a level that management believes to be sufficient to absorb probable losses in NYSE Euronext's accounts receivable portfolio. The allowance is based on several factors, including a continuous assessment of the collectability of each account. In circumstances where a specific customer's inability to meet its financial obligations is known, NYSE Euronext records a specific provision for bad debts against amounts due to reduce the receivable to the amount it reasonably believes will be collected.
The concentration of risk on accounts receivable is mitigated by the large number of entities comprising NYSE Euronext's customer base. The following is a summary of the allowance for doubtful accounts, utilization and additional provisions (in millions):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$26	$24	$25
Additions
Charges to income	9	6	6
Write-offs	(8)	(4)	(7)
Currency translation and other	—	—	—
Ending balance	$27	$26	$24
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
NYSE Euronext accounts for software development costs pursuant to Subtopic 10 of the Intangibles-Goodwill and Other of the Codification. NYSE Euronext expenses software development costs incurred during the preliminary project stage, while it capitalizes costs incurred during the application development stage, which includes design, coding, installation and testing activities. Costs that are related to the development of licenses marketed to external customers are capitalized after technological feasibility has been established. Amortization of capitalized software development costs is computed on a straight-line basis over the software's estimated useful life, which is applied over periods ranging from 3 to 5 years.

Expenditures for repairs and maintenance are charged to operations in the period incurred.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of a business acquired. NYSE Euronext reviews the carrying value of goodwill for impairment at least annually based upon the estimated fair value of NYSE Euronext's reporting units. An impairment loss is triggered if the estimated fair value of a reporting unit, which is a component one level below NYSE Euronext's three reportable segments, is less than its estimated net book value. Such loss is calculated as the difference between the estimated fair value of goodwill and its carrying value. Should the review indicate that goodwill is impaired, NYSE Euronext's goodwill would be reduced by the impairment loss.
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
For the years ended December 31, 2012, 2011 and 2010, we did not record any material impairment charges.
Activity Assessment Fees and Section 31 Fees
NYSE Euronext pays the Securities Exchange Commission (the "SEC") fees pursuant to Section 31 of the Exchange Act for transactions executed on the U.S. exchanges. These Section 31 fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. NYSE Euronext, in turn, collects activity assessment fees, which are included in transaction and clearing fees in our consolidated statements of operations, from member organizations clearing or settling trades on the NYSE, NYSE MKT and NYSE Arca and recognizes these amounts when invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, neither the size of Section 31 fees nor the size of activity assessment fees has an impact on NYSE Euronext's net income.
Accrued Employee Benefits
NYSE Euronext accounts for defined benefit pension and other postretirement benefit plans (collectively "benefit plans") in accordance with the Compensation-Retirement Benefits Topic of the Codification. The Compensation-Retirement Benefits Topic requires plan sponsors of benefit plans to recognize the funded status of their benefit plans in the consolidated statement of financial condition, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end consolidated statement of financial position, and provide additional disclosures.
Benefit plan costs and liabilities are dependent on assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, benefits earned, interest cost, expected return on assets, mortality rates and other factors. Actual results that differ from the assumptions are accumulated and amortized over the future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect NYSE Euronext's pension and other post-retirement obligations and future expense.
Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. NYSE Euronext issues both equity classified and liability classified restricted as well as performance stock unit awards. The liability awards will be paid in cash upon vesting and are measured at their fair value at the end of each reporting period and, therefore, fluctuate based on the performance of NYSE Euronext common stock price. The equity awards will be paid in NYSE Euronext shares of common stock upon vesting and are measured using the grant date fair value of NYSE Euronext common stock price. NYSE Euronext estimates an expected forfeiture rate while recognizing the expense associated with these awards and amortizes such expense on a graded basis over the vesting period.
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
NYSE Euronext is subject to numerous domestic and foreign jurisdictions primarily based on its operations in these jurisdictions. Significant judgment is required in assessing the future tax consequences of events that have been recognized in NYSE Euronext's financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could have material impact on NYSE Euronext's financial position or results of operations.
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

Recently Issued Accounting Guidance
The FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends certain provisions in the Subtopic 350-30 in the Intangibles - Goodwill and Other Topic of the Codification. The FASB issued ASU 2012-02 in response to feedback on ASU 2011-08 which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. If the entity determines, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is not more likely than not (i.e., a likelihood of more than 50 percent) impaired, the entity would not need to calculate the fair value of the asset. This ASU does not revise the requirement to test indefinite-lived intangible assets annually for impairment. In addition, this ASU does not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it does revise the examples of events and circumstances that an entity should consider in interim periods. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not believe that this will have a significant impact on our financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends certain provisions in the Subtopic 220-10 in the Comprehensive Income Topic of the Codification. The amendments in ASU 2013-02 add new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU 2013-02 requires entities to disclose additional information about reclassification adjustments, including (1) changes in AOCI balances by components and (2) significant items reclassified out of AOCI. These reclassifications can be presented in either before tax or net-of-tax as long as an entity presents the income tax benefit or expense attributable to each component of other comprehensive income (“OCI”) and reclassification adjustments in either the financial statements or the notes to the financial statements as required by ASC 220-10-45-12. The ASU 2013-02 is intended to help entities improve the transparency of changes in OCI and items reclassified out of AOCI in the financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. These new disclosure requirements are effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a significant impact on our financial statements.
Note 3—Strategic Investments and Divestitures
Business Combination
On December 20, 2012, NYSE Euronext announced a definitive agreement for Intercontinental Exchange Group ("ICE") to acquire NYSE Euronext in a stock-and-cash transaction. The acquisition combines two leading exchange groups to create a premier global exchange operator diversified across markets including agricultural and energy commodities, credit derivatives, equities and equity derivatives, foreign exchange and interest rates.
Under the terms of the agreement, which was unanimously approved by the Boards of both companies, the transaction is currently valued at $33.12 per NYSE Euronext share, or a total of approximately $8.2 billion, based on the closing price of ICE’s stock on December 19, 2012. NYSE Euronext shareholders will have the option to elect to receive consideration per NYSE Euronext share of (i) $33.12 in cash, (ii) 0.2581 IntercontinentalExchange common shares or (iii) a mix of $11.27 in cash plus 0.1703 ICE common shares, subject to a maximum cash consideration of approximately $2.7 billion and a maximum aggregate number of ICE common shares of approximately 42.5 million. The overall mix of the $8.2 billion of merger consideration being paid by ICE is approximately 67% shares and 33% cash. Subject to regulatory approvals, the transaction is expected to close in the second half of 2013.
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
As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instrument on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. On September 16, 2011, the external investors put approximately 5% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext. In October 2012, the external investors put another 5% of the total outstanding shares of

NYSE Amex Options back to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the consolidated statement of financial condition as of December 31, 2012.
Euroclear

NYSE Euronext has a minority interest in Euroclear. Our $270 million investment in Euroclear is carried at cost and was tested for impairment as of December 31, 2012. While the fair value of the investment (determined using a dividend discount model) exceeded its carrying value as of December 31, 2012, to the extent that Euroclear may experience slower growth rates, reduced future cash flows, adverse regulatory changes or other triggering events, the value of our investment may be impaired.
Other Transactions
NYSE Blue™
On February 18, 2011, we formed NYSE Blue through the combination of APX, Inc. and our 60% stake in BlueNext SA (“BlueNext”), with NYSE Euronext as the majority owner of NYSE Blue. In 2011, NYSE Euronext incurred a $42 million charge in connection with BlueNext's settlement of a tax matter with the French tax authorities of which 40% or $17 million was contributed by Caisse des Dépôts ("CDC"). On April 5, 2012, NYSE Blue was unwound, resulting in NYSE Euronext taking back ownership of its 60% stake in BlueNext and relinquishing its interest in APX, Inc. We recorded a $2 million net loss on disposal activities in connection with this transaction.
Prior to the completion of this unwind, NYSE Euronext consolidated the results of operations and financial condition of NYSE Blue (which included the results of BlueNext and APX, Inc.). Following this unwind, NYSE Euronext only consolidated the results of operations and financial condition of BlueNext.
In October 2012, NYSE Euronext and CDC Climat, a subsidiary of CDC, who own 60% and 40% of BlueNext, respectively, voted in favor of the closure of this entity. Operations of BlueNext have ceased as of December 5, 2012.
The impact of these transactions was not material to the consolidated financial statements.
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

In September 2012, NYSE Euronext and the State of Qatar reached an agreement to reduce our ownership in the Qatar Exchange in consideration of the termination of the remaining two $40 million installment payments. As of December 31, 2012, NYSE Euronext owned 12% of the Qatar Exchange.
New York Portfolio Clearing ("NYPC")
On June 18, 2009, NYSE Euronext and The Depositary Trust and Clearing Corporation ("DTCC") entered into an arrangement to pursue a joint venture, a derivatives clearinghouse that will deliver single-pot margin efficiency between fixed income securities and interest rate futures. NYPC was granted registration as a U.S. Derivatives Clearing Organization pursuant to the Commodity Exchange Act by the CFTC on January 31, 2011, and became operational in the first quarter of 2011. NYPC currently clears fixed income futures traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext's clearing technology, TRS/CPS, to process and manage cleared position and post-trade position transfers. DTCC's Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of December 31, 2012, NYSE Euronext had a minority ownership interest in, and a board representation on, DTCC. Our investment in NYPC is treated as an equity method investment.

Sale of American Stock Exchange building
During 2011, the American Stock Exchange building ("Amex building") was sold and, in accordance with the Amex acquisition agreement, approximately 340,000 NYSE Euronext shares of common stock were issued to former Amex members in June 2011. The issuance of shares represents the final consideration due to former Amex shareholders as part of the Amex acquisition agreement.

Note 4—Restructuring
As a result of streamlining certain business processes, NYSE Euronext has launched various severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans and utilization of the accruals (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of January 1, 2010	$7	$122	$13	$4	$146
Employee severance and related benefits	3	19	7	2	31
Severance and benefit payments	(8)	(105)	(15)	(4)	(132)
Currency translation and other	(1)	(6)	—	—	(7)
Balance as of December 31, 2010	1	30	5	2	38
Employee severance and related benefits	—	9	2	1	12
Severance and benefit payments	(1)	(33)	(5)	(2)	(41)
Currency translation and other	—	(1)	—	—	(1)
Balance as of December 31, 2011	$—	$5	$2	$1	$8
Employee severance and related benefits	13	20	7	—	40
Severance and benefit payments	(12)	(16)	(6)	—	(34)
Balance as of December 31, 2012	$1	$9	$3	$1	$14
The severance charges are included in merger expenses and exit costs in the consolidated statements of operations. Based on current severance dates and the accrued severance at December 31, 2012, NYSE Euronext expects to pay these amounts throughout 2013.
Note 5—Segment Reporting
NYSE Euronext operates under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. We have aggregated all of our corporate costs, including the costs of operating as a public company, within “Corporate/ Eliminations.”
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
Summarized financial data of our reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2012
Revenues	$910	$2,365	$473	$1	$3,749
Operating income (loss)	262	422	95	(170)	609
Total assets	5,765	4,743	1,144	904	12,556
Purchases of property and equipment	59	95	37	—	191
2011
Revenues	$1,135	$2,929	$490	$(2)	$4,552
Operating income (loss)	470	472	122	(214)	850
Total assets	5,718	5,193	1,163	1,033	13,107
Purchases of property and equipment	37	75	58	—	170
2010
Revenues	$1,088	$2,893	$444	$—	$4,425
Operating income (loss)	439	376	72	(142)	745
Total assets	5,831	5,273	1,214	1,060	13,378
Purchases of property and equipment	67	191	47	—	305

Revenues are generated primarily in the Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions segments. Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses, duplicate costs associated with migrating our data centers and costs associated with our pension, SERP and post-retirement benefit plans as well as intercompany eliminations of revenues and expenses. The year over year decrease in the Corporate operating loss was mainly due to (i) lower legal, investment banking and other professional fees and costs incurred in connection with the terminated Proposed Business Combination with Deutsche Börse of $11 million in 2012 compared to $85 million in 2011, partially offset by (ii) $8 million of legal and investment banking fees incurred in connection with the December 2012 business combination with ICE, and (iii) $38 million as a result of the decision to discontinue our clearing house build out and related exit costs following the December 2012 signing of a clearing agreement with ICE under which ICE Clear will provide LIFFE Administration and Management central counterparty clearing services beginning July 1, 2013.
For the years ended December 31, 2012, 2011 and 2010, no individual customer accounted for 10% or more of NYSE Euronext's revenues.

Summarized financial data of NYSE Euronext's geographic information was as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenues
United States	$2,585	$3,101	$3,064
United Kingdom	530	689	642
Continental Europe(1)	634	762	719
Total Revenues	$3,749	$4,552	$4,425
(1) Includes revenues generated in Asia.

	As of December 31,
	2012	2011	2010
Long-lived Assets
United States	$611	$628	$688
United Kingdom	296	289	285
Continental Europe	41	46	48
Total Long-lived Assets	$948	$963	$1,021

Note 6—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	2012	2011	2010
Net income	$365	$603	$558
Net (income) loss attributable to noncontrolling interest	(17)	16	19
Net income attributable to NYSE Euronext	$348	$619	$577

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	250	261	261
Dilutive effect of: Employee stock options and restricted stock units	—	2	1
Weighted average shares used in diluted computation	250	263	262

Basic earnings per share attributable to NYSE Euronext	$1.39	$2.37	$2.21
Diluted earnings per share attributable to NYSE Euronext	$1.39	$2.36	$2.20
Dividends per common share	$1.20	$1.20	$1.20
As of December 31, 2012, 2011 and 2010, 0.5 million, 3.7 million and 3.3 million restricted stock units, respectively, and stock options to purchase 0.1 million, 0.2 million and 0.4 million shares of common stock, respectively, were outstanding. For the years ended December 31, 2012 and 2011, there was no anti-dilutive effect. For the year ended December 31, 2010, 0.2 million awards were excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 7—Pension and Other Benefit Programs
Defined Benefit Pension Plans
NYSE Euronext maintains pension plans covering its U.S. and certain European operations. Effective December 31, 2008, the NYSE MKT benefit plans were merged with benefit plans in the U.S. The benefit accrual for the U.S. operations pension plan are frozen.
Retirement benefits are derived from a formula, which is based on length of service and compensation. Based on the calculation, NYSE Euronext may contribute to its pension plans to the extent such contributions may be deducted for income tax purposes. In 2012 and 2011, NYSE Euronext contributed $39 million and $42 million to the pension plans, respectively. NYSE Euronext anticipates contributing approximately $26 million to its pension plans in 2013.
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

The fair values of NYSE Euronext's pension plan assets at December 31, 2012, by asset category are as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$—	$—	$—	$—
Equity securities:
U.S. large-cap	130	115	—	245
U.S. small-cap	53	29	—	82
International	76	105	—	181
Fixed income securities	—	326	—	326
Total	$259	$575	$—	$834
The fair values of NYSE Euronext's pension plan assets at December 31, 2011 by asset category were as follows (in millions):

	Fair Value Measurements
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash	$3	$—	$—	$3
Equity securities:
U.S. large-cap	136	54	—	190
U.S. small-cap	46	41	—	87
International	64	110	—	174
Fixed income securities	—	288	—	288
Total	$249	$493	$—	$742

The costs of the plans in 2012 and 2011 have been determined in accordance with the Compensation-Retirement Benefits Topic of the Codification. The measurement dates for the plans are December 31, 2012 and 2011. The following table provides a summary of the changes in the plans' benefit obligations and the fair value of assets as of December 31, 2012 and 2011 and a statement of funded status of the plans as of December 31, 2012 and 2011 (in millions):

	Pension Plans
	2012		2011
Asset Category	U.S. operations	European operations	U.S. operations	European operations
Change in benefit obligation:
Benefit obligation at beginning of year	$871	$161	$769	$180
Service cost	—	3	—	4
Interest cost	36	8	39	8
Actuarial (gain) loss	60	31	110	(9)
Curtailment loss (gain)	—	—	—	(1)
Plan amendments	—	—	—	(9)
Benefits paid	(48)	(6)	(47)	(6)
Currency translation and other	—	2	—	(6)
Benefit obligation at year end	$919	$199	$871	$161
Change in plan assets:
Fair value of plan assets at beginning of year	$565	$177	$590	$181
Actual return (loss) on plan assets	83	21	(15)	4
Company contributions	36	3	37	5
Benefits paid	(48)	(6)	(47)	(6)
Currency translation and other	—	3	—	(7)
Fair value of plan assets at end of year	$636	$198	$565	$177
Funded status	$(283)	$(1)	$(306)	$16
Accumulated benefit obligation	$919	$199	$871	$161
Amounts recognized in the balance sheet
Non-current assets	$—	$6	$—	$19
Non-current liabilities	(283)	(7)	(306)	(3)

The components of pension expense/(benefit) are set forth below (in millions):

	2012		2011		2010
	U.S. operations	European operations	U.S. operations	European operations	U.S. operations	European operations
Service cost	$—	$3	$—	$4	$—	$4
Interest cost	36	8	39	8	41	9
Estimated return on plan assets	(46)	(9)	(48)	(9)	(48)	(9)
Amortization of prior service cost	—	(1)	—	—	—	—
Actuarial loss (gain)	12	—	7	—	10	(1)
Settlement (gain) loss	—	—	—	—	—	(3)
Curtailment	—	—	—	(1)	—	(4)
Aggregate pension expense (benefit)	$2	$1	$(2)	$2	$3	$(4)

 The following table shows the payments projected based on actuarial assumptions (in millions):

Pension Plan Payment Projections	U.S. operations	European operations	Total
2013	$49	$7	$56
2014	47	7	54
2015	47	7	54
2016	47	7	54
2017	47	7	54
Next 5 years	238	42	280
Supplemental Executive Retirement Plan
The U.S. operations also maintain a nonqualified supplemental executive retirement plan, which provides supplemental retirement benefits for certain employees. The future benefit accrual of all SERP plans is frozen. To provide for the future payments of these benefits, the U.S. operations has purchased insurance on the lives of the participants through company-owned policies. At December 31, 2012 and 2011, the cash surrender value of such policies was $31 million and $41 million, respectively, and is included in other non-current assets in the consolidated statements of financial condition. Additionally certain subsidiaries of the U.S. operations maintain equity and fixed income mutual funds for the purpose of providing for future payments of SERP. At December 31, 2012 and 2011, the fair value of these assets was $41 million and $34 million, respectively. Such balance is included in financial investments in the consolidated statements of financial condition.

The following table provides a summary of the changes in the U.S. operations SERP benefit obligations (in millions):

	2012	2011
Change in benefit obligations:
Benefit obligation at beginning of year	$89	$87
Service cost	—	—
Interest cost	3	4
Actuarial loss (gain)	4	7
Benefits paid	(11)	(9)
Accumulated benefit obligation	85	$89
Funded status	$(85)	$(89)
Amounts recognized in the balance sheet
Current liabilities	$(10)	$(11)
Non-current liabilities	(75)	(78)

The components of U.S. operations SERP expense/(benefit) are set forth below (in millions):

	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	3	4	4
Recognized actuarial (gain) loss	1	1	2
Aggregate SERP expense	$4	$5	$6

The following table shows the projected payments for the U.S. operations based on the actuarial assumptions (in millions):

SERP Plan Payment Projections
2013	$11
2014	10
2015	10
2016	8
2017	8
Next 5 years	25
Pension and SERP Plan Assumptions
The weighted average assumptions used to develop the actuarial present value of the projected benefit obligation and net periodic pension/SERP cost are set forth below:

	2012		2011
	U.S.	Europe	U.S.	Europe
Discount rate (pension/SERP)	3.7%/2.9%	4.0%/N/A	4.2%/3.6%	4.8%/N/A
Expected long-term rate of return on plan assets (pension/SERP)	8.0%/N/A	5.25%/N/A	8.0%/N/A	5.1%/N/A
Rate of compensation increase	N/A	3.4%	N/A	3.4%
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
Post-retirement Benefit Plans
In addition, the U.S. operations maintain defined benefit plans to provide certain health care and life insurance benefits (the "Plans") for eligible retired employees. These Plans, which may be modified in accordance with their terms, cover substantially all employees. These Plans are measured on December 31 annually. These Plans were fully frozen in 2009.

The net periodic post-retirement benefit cost for the U.S. operations were $9 million for the years ended December 31, 2012 and 2011, respectively. The defined benefit plans are unfunded. Currently, management does not expect to fund the Plans.

The following table shows actuarial determined benefit obligation, benefits paid during the year and the accrued benefit cost for the year (in millions):

	2012	2011
Benefit obligation at the end of year	$214	$207
Benefits paid	15	15
Accrued benefit cost	214	207
Discount rate as of December 31	3.7%	4.1%

The following table shows the payments projected (net of expected Medicare subsidy receipts of $15 million in aggregate over the next ten fiscal years) based on actuarial assumptions (in millions):

Payment Projections	U.S.
2013	$12
2014	13
2015	13
2016	13
2017	13
Next 5 years	68
For measurement purposes, the U.S. operations assumed an 8.4% annual rate of increase in the per capita cost of covered health care benefits in 2012 which will decrease on a graduated basis to 4.5% in the year 2029 and thereafter.
The following table shows the effect of a one-percentage-point increase and decrease in assumed health care cost trend rates (in millions):

Assumed Health Care Cost Trend Rate	1% Increase	1% Decrease
Effect of post-retirement benefit obligation	$1	$(1)
Effect on total of service and interest cost components	26	(21)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income, before tax, as of December 31, 2012 consisted of the following amounts that have not yet been recognized in net periodic benefit cost (in millions):

	Pension Plans	SERP Plans	Postretirement Benefit Plans	Total
Unrecognized net actuarial loss	$(457)	$(33)	$(69)	$(559)
Unrecognized prior service credit	—	—	16	16
Total amounts included in accumulated other comprehensive loss, before tax	$(457)	$(33)	$(53)	$(543)
The amount of prior service credit and actuarial loss included in accumulated other comprehensive income related to the pension, SERP and postretirement plans, which are expected to be recognized in net periodic benefit cost in the coming year is estimated to be (in millions):

	Pension Plans	SERP Plans	Postretirement Benefit Plans	Total
Loss recognition	$14	$2	$3	$19
Prior service cost recognition	—	—	(1)	(1)
Amount to be recognized in net periodic benefit cost	$14	$2	$2	$18
Defined Contribution Plans
Our U.S. and U.K. employees are eligible to participate in a defined contribution plan for which most employees contribute a portion of their salary within legal limits. The U.S. operations match an amount equal to 100% of the first 6% of eligible contributions. The U.K. operations contribute an equivalent of 7% of the employee's salary for all employees who are active in the savings plan. The U.S. operations also provide benefits under a Supplemental Executive Savings Plan to which eligible employees may contribute. Savings plans expense were $18 million annually for the years ended December 31, 2012, 2011 and 2010. Included in accrued employee benefits payable was $21 million and $23 million at December 31, 2012 and 2011 related to these plans, respectively.
Note 8—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2010	$2,332	$1,471	$407	$4,210
Acquisitions	—	5	(5)	—
Currency translation and other	(80)	(37)	(43)	(160)
Balance as of December 31, 2010	$2,252	$1,439	$359	$4,050
Acquisitions	—	23	11	34
Purchase accounting adjustments	—	(9)	—	(9)
Currency translation and other	(27)	(19)	(2)	(48)
Balance as of December 31, 2011	$2,225	$1,434	$368	$4,027
Acquisitions	—	85	26	111
Divestitures	—	(52)	—	(52)
Currency translation and other	88	9	(20)	77
Balance as of December 31, 2012	$2,313	$1,476	$374	$4,163
The intangible assets were as follows (in millions):

Balance as of December 31, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$5,042	$—	Indefinite
Customer relationships	876	269	7 to 20
Trade names and other	191	57	7 to 20
Other intangible assets	$6,109	$326

Balance as of December 31, 2011	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,913	$—	Indefinite
Customer relationships	856	213	7 to 20
Trade names and other	188	47	7 to 20
Other intangible assets	$5,957	$260
In the U.S., the national securities exchange registrations allow NYSE Arca and NYSE MKT to (i) generate revenues from market data fees (both from equity and option trading activities) and listing fees, and (ii) reduce costs because clearing charges are not incurred for trades matched internally on their trading systems. As an operator of five European-based registered national securities exchanges, Euronext is eligible to earn market data fees (both from equity and option trading activities), listing fees and certain trading fees. The national securities exchange registrations were valued using the excess earnings income approach.

For the years ended December 31, 2012, 2011 and 2010, amortization expense for the intangible assets was approximately $62 million, $61 million, and $58 million, respectively.

The estimated future amortization expense of acquired purchased intangible assets is as follows (in millions):

Year ending December 31,
2013	$58
2014	58
2015	58
2016	58
2017	58
Thereafter	451
Total	$741
Note 9—Stock-Based Compensation

Under the Omnibus Stock Incentive Plan, NYSE Euronext may grant stock options and other equity awards to employees. NYSE Euronext's approach to the incentive compensation awards contemplates awards of stock options, restricted stock units (“RSUs”) and performed stock units (“PSUs”). The liability awards are measured at their fair value at the end of each reporting period and, therefore, fluctuate based on the performance of NYSE Euronext common stock price. The equity awards will be paid in NYSE Euronext shares of common stock upon vesting and are measured using the grant date fair value of NYSE Euronext common stock price.
Stock options are granted at an exercise price equal to the market price at the date of grant. Stock options granted generally vest and become exercisable over a period of three to four years, and generally expire after ten years. We have not granted stock options in 2012 or 2011. As of December 31, 2012, 2011 and 2010, the total aggregate intrinsic value of stock options outstanding was $1 million, $3 million and $5 million, respectively. As of December 31, 2012, 2011 and 2010, the total aggregate intrinsic value of stock options exercisable was $1 million, $3 million and $5 million, respectively.
For the years ended December 31, 2012, 2011 and 2010, NYSE Euronext recorded $47 million, $40 million and $38 million, respectively, of stock-based compensation. As of December 31, 2012, there was approximately $42 million of total unrecognized compensation cost related to restricted stock units. This cost is expected to be recognized over approximately three years. Cash received from employee stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $1 million, $6 million and $1 million, respectively. NYSE Euronext satisfies stock option exercises with newly issued shares.

The following table summarizes information about stock option activity (number of stock options in thousands):

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	179	$11.70	440	$17.67
Awards exercised	(117)	12.52	(258)	21.96
Awards cancelled	—	—	(3)	11.13
Outstanding at end of year	62	$10.14	179	$11.70

Additional information regarding stock options outstanding as of December 31, 2012 is as follows (number of stock options in thousands):

	Outstanding			Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
Exercise Price
$ 3.82 - $ 6.26	20	0.6	$4.87	20	$4.87
$ 11.50 - $13.41	42	1.4	$12.63	42	$12.63
	62	1.1	$10.14	62	$10.14

The following table summarizes information about the RSU and PSU activity (stock units in thousands):

	2012	2011
Outstanding at beginning of year	3,739	3,318
Awards granted	2,086	1,637
Awards cancelled	(39)	(155)
Awards vested	(1,710)	(1,061)
Outstanding at end of year	4,076	3,739
Weighted average fair value per share for RSUs granted during period	$29.32	$33.76

Note 10—Related Party Transactions

The following table presents revenues derived and expenses incurred from these related parties (in millions):

	Year ended December 31,
Income (expenses)	2012	2011	2010
LCH.Clearnet	$(44)	$(46)	$(44)
Qatar	2	8	26
NYPC	2	1	—

See Note 3 for a discussion of our relationships with Qatar and NYPC, and Note 16 for a discussion of NYSE Liffe Clearing and our relationship with LCH.Clearnet. As of December 31, 2012, NYSE Euronext retained 8.8% stake in LCH.Clearnet Group Limited's outstanding share capital and the right to appoint one director to its board of directors.

Note 11—Fair Value of Financial Instruments
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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in millions):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$41	$—	$—	$41
Foreign exchange derivative contracts	—	2	—	2
Total financial investments	$41	$2	$—	$43
Other assets
Equity investments(2)	$66	$—	—	66
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$34	$—	$—	$34
Foreign exchange derivative contracts	—	2	—	2
Total financial investments	$34	$2	$—	$36
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)
At December 31, 2012, other assets included available-for-sale securities in Multi Commodity Exchange (“MCX”) of India, which have been recorded at fair value using their quoted market price. Until March 2012, this investment was recorded at cost.

The fair value of our long-term debt instruments, categorized as Level 2, was approximately $2.2 billion as of December 31, 2012. The carrying value of all other financial assets and liabilities approximates fair value.
Note 12—Derivatives and Hedges
NYSE Euronext may use derivative instruments to hedge financial risks related to its financial position or risks that are otherwise incurred in the normal course of its operations. NYSE Euronext does not use derivative instruments for speculative purposes and enters into derivative instruments only with counterparties that meet high creditworthiness and rating standards. NYSE Euronext records derivatives and hedges in accordance with Subtopic 65 in the Derivatives and Hedging Topic of the Codification.
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the consolidated statement of financial condition as of December 31, 2012 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
December 31, 2012		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$838	$2	$1
Derivatives designated as hedging instruments
Foreign exchange contracts	153	—	2
Total derivatives	$991	$2	$3

(1)	Included in “Financial investments” in the consolidated statements of financial condition.

(2)	Included in “Short term debt” in the consolidated statements of financial condition.
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
Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship recognized in other comprehensive income for the year ended December 31, 2011 were insignificant and $5 million loss for the year ended December 31, 2012.
The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the year ended December 31, 2012 and December 31, 2011 were insignificant.
Pre-tax gains and losses recognized in income on derivative instruments not designated in hedging relationship were as follows (in millions):

	Year ended December 31,
Derivatives not designated as hedging instrument	2012	2011
Foreign exchange contracts	$(7)	$4
For the year ended December 31, 2012, NYSE Euronext had foreign exchange contracts in place with tenors of less than three months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of December 31, 2012, NYSE Euronext had €426 million ($561 million) euro/U.S. dollar, £247 million (€303 million) sterling/Euro and £15 million ($24 million) of sterling/U.S. dollar foreign exchange contracts outstanding. These contracts mature between January 2013 and October 2013. As of December 31, 2012, the fair value of these contracts was a $1 million net liability.
Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the year ended December 31, 2012 and 2011 were a $13 million loss and a $12 million gain, respectively.
For the year ended December 31, 2012, NYSE Euronext had no derivative instruments in either fair value hedging relationships or cash flow hedging relationships.
Note 13 — Financial Investments

A summary of current investments was as follows (in millions):

	As of December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses(2)	Fair Value
Mutual Funds (SERP/SESP)(1)	$38	$3	$—	$41
Foreign exchange derivative contracts	2	—	—	2
Financial Investments	$40	$3	$—	$43

	As of December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses(2)	Fair Value
Mutual Funds (SERP/SESP)(1)	$33	$1	$—	$34
Foreign exchange derivative contracts	2	—	—	2
Financial Investments	$35	$1	$—	$36

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of SERP and SESP.

(2)	As of December 31, 2012, all unrealized losses have been reported for less than 12 months.

NYSE Euronext received gross proceeds from the sale of available-for-sale current investments of $691 million and $971 million with gross realized gains amounting to $1 million and $2 million and no gross realized losses for the years ended December 31, 2012 and 2011, respectively.
During 2012, NYSE Euronext has not recorded any impairment loss on available-for-sale securities.
Note 14 — Debt
Short term and long term debt consisted of the following (in millions):

	December 31,
	2012	2011
Commercial paper program	$—	$—
Accrued interest on long-term debt and other	40	39
4.8% USD 750 million unsecured bond due June 2013 (amortized cost)	414	—
Short term debt	454	39
4.8% USD 750 million unsecured bond due June 2013 (amortized cost)	—	749
5.375% EUR 1 billion unsecured bond due June 2015 (amortized cost)	1,208	1,287
2.0% USD 850 million unsecured notes due October 2017 (amortized cost)	847	—
Long term debt	2,055	2,036
Total debt	$2,509	$2,075

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3 billion in order to refinance the acquisition of the Euronext shares. As of December 31, 2012, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.
The commercial paper program is backed by a $1 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is also available for general corporate purposes and was not drawn as of December 31, 2012. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered in 2007 for an amount of $2 billion and was subsequently amended and reduced to an amount of $1.2 billion in 2012. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext's ability to engage in additional transactions or incur additional indebtedness.
In 2008 and 2009, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €1 billion of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. On October 5, 2012, NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in 2013 and €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers. As of December 31, 2012, the outstanding principal amount under the 4.8% notes due in June 2013 and the outstanding 5.375% notes due in June 2015 were $414 million and €920 million, respectively. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.
As of December 31, 2012, the debt repayment schedule was as follows (in millions):

Due in 2013	$454
Due in 2014	—
Due in 2015	1,208
Due in 2016	—
Due in 2017 or later	847
Total debt	$2,509
Note 15—Income taxes
Income tax provision
The income (loss) from operations before income taxes consisted of the following (in millions):

	Year ended December 31,
	2012	2011	2010
Domestic	$144	$161	$166
International	326	564	520
Total	$470	$725	$686

The income tax provision (benefit) consisted of the following (in millions):

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$(14)	$71	$18
State and local	8	22	17
International	63	81	56
Deferred:
Federal	(5)	(22)	60
State and local	119	(19)	(10)
International	(66)	(11)	(13)
Total	$105	$122	$128
The reconciliation between the statutory and effective tax rates is as follows:

	Year ended December 31,
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes (net of federal benefit)	2.5	0.9	0.6
Foreign operations	(18.1)	(13.8)	(14.1)
Tax rate changes	5.7	(6.6)	(3.4)
Other	(2.8)	1.3	0.6
Effective tax rate	22.3%	16.8%	18.7%
For the year ended December 31, 2012, NYSE Euronext's effective tax rate was lower than the statutory rate primarily due to lower tax rates on its foreign operations and a discrete deferred tax benefit related to an enacted reduction in corporate tax rate in the United Kingdom. For the year ended December 31, 2011, NYSE Euronext's effective tax rate was lower than the statutory rate primarily due to lower tax rates on its foreign operations, the expiration of the statute of limitations in various jurisdictions and a discrete deferred tax benefit related to an enacted reduction in corporate tax rate in the United Kingdom. For the year ended December 31, 2010, NYSE Euronext's effective tax rate was lower than the statutory rate primarily due to lower tax rates on its foreign operations, the expiration of the statute of limitations in various jurisdictions and a discrete deferred tax benefit related to an enacted reduction in corporate tax rate in both the United Kingdom and the Netherlands.

During 2012, the French tax authorities enacted a 3% dividend distribution surtax law. As a result, NYSE Euronext would be required to record a tax provision if and when its French subsidiaries declare a dividend to Euronext N.V., their parent. As of December 31, 2012, NYSE Euronext's French subsidiaries had approximately $1.3 billion of distributable reserves. If all such reserves were distributed to Euronext N.V., NYSE Euronext would incur a maximum $41 million tax liability.

For the years ended December 31, 2012 and 2011, the exercise of stock options and vesting of restricted stock units did not result in any tax benefit.

Deferred income taxes
The gross deferred tax asset and liability balances were as follows (in millions):

	December 31,
	2012	2011
Current deferred tax arising from:
Deferred revenue	$29	$32
Deferred compensation	14	16
Depreciation	—	—
Other	26	60
Current deferred assets	$69	$108
Depreciation and other	$2	$23
Current deferred liabilities	$2	$23
Non-current deferred tax arising from:
Deferred revenue	$103	$143
Depreciation	41	36
Stock-based compensation	20	21
Deferred compensation	122	135
Pension	116	138
Net operating loss	97	120
Valuation allowance	(30)	(29)
Other	69	30
Non-current deferred assets	$538	$594
Intangible assets	$1,672	$1,681
Software capitalization	83	53
Pension	—	—
Depreciation and other	144	166
Non-current deferred liabilities	$1,899	$1,900

Net deferred tax liability	$(1,294)	$(1,221)
The deferred tax positions by tax jurisdiction presented on a net basis were as follows (in millions):

	December 31,
	2012	2011
Current deferred income taxes assets	$67	$108
Non-current deferred income taxes assets	74	594
Current deferred income taxes liabilities	—	(23)
Non-current deferred income taxes liabilities	(1,435)	(1,900)
Net deferred tax liability	$(1,294)	$(1,221)
Deferred tax liabilities have not been recognized for the portion of the outside basis differences (including undistributed earnings) relating to foreign subsidiaries because the investment in these subsidiaries is considered to be permanent in duration. Quantification of the deferred tax liability associated with these outside basis differences is not practicable.
As of December 31, 2012 and 2011, NYSE Euronext had approximately $145 million and $191 million, respectively, of net operating losses ("NOL") for federal and foreign tax purposes, which will begin to expire in 2022. A valuation allowance was recorded against approximately $30 million and $29 million of certain NOL as of December 31, 2012 and 2011, respectively, as it appears more likely than not that the corresponding asset will not be realized due to certain tax limitations. There is no valuation allowance recorded against any of the remaining deferred tax assets based on management's belief that it is more likely than not that such assets will be realized.

Unrecognized tax benefits
In connection with the assessment of certain positions in various U.S. and European tax jurisdictions, a reconciliation of the gross unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows (in millions):

	Year ended December 31,
	2012	2011	2010
Balance at beginning of the year	$77	$74	$89
(Decreases) increases based on tax positions taken during a prior period	—	—	—
Increases based on tax positions taken during the current period	30	21	20
Decreases related to a lapse of applicable statute of limitation	(1)	(16)	(27)
Currency translation	5	1	(4)
Settlements	(28)	(3)	(4)
Balance at end of the year	$83	$77	$74
Included in the ending balance at December 31, 2012 and 2011 are $83 million and $77 million, respectively, of tax positions which, if recognized, would affect the effective tax rate, and there were no tax positions for which there is uncertainty about the timing of tax benefit in either 2012 and 2011.
NYSE Euronext accounts for interest and penalties related to the underpayment or overpayment of income taxes as a component of income tax provision in the consolidated statements of operations. For the years ended December 31, 2012, 2011 and 2010, we recorded $2 million, $2 million and $1 million, respectively, for interest and penalties in our consolidated statements of operations. For the years ended December 31, 2012 and 2011, the accrued net interest payable related to the above net tax benefit was $2 million and $3 million, respectively.
In many cases, uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. The following table summarizes these open tax years by major jurisdiction:

Jurisdiction	Examination in Progress	Open Tax Years
U.S.	2000-2008	2009-2012
Netherlands	None	2009-2012
France	2009-2011	2012
United Kingdom	None	2009-2012
Belgium	2010-2011	2012
Portugal	None	2009-2012
It is reasonably possible that unrecognized tax benefits change significantly during the next twelve months. At this time, it is not possible to estimate the change or its impact on our effective tax rate over the next twelve months.
Note 16—Commitments and Contingencies
Legal Matters
The following is a summary of significant legal matters as of December 31, 2012:

Shareholder Lawsuits

Following the announcement of the execution of the ICE-NYSE Euronext merger agreement on December 20, 2012, the first of eight putative NYSE Euronext shareholder class action complaints was filed in the Court of Chancery of the State of Delaware challenging the proposed merger. On January 29, 2013, the Court of Chancery consolidated the Delaware actions under the caption In re NYSE Euronext Shareholder Litigation and appointed lead counsel. On February 1, 2013, the Delaware plaintiffs filed a consolidated class action complaint (the “Delaware Consolidated Action”). On February 15, 2013, the Court of Chancery entered an order scheduling a preliminary injunction hearing on April 26, 2013.
Additionally, on December 21, 2012, the first of four similar putative class action complaints was filed in the Supreme Court of the State of New York. The Supreme Court consolidated the New York actions under the caption In re NYSE Euronext Shareholders/ICE Litigation, and appointed lead counsel. On February 7, 2013, the New York plaintiffs filed a consolidated class action complaint (the “New York Consolidated Action”). Also, on February 5, 2013, a similar putative class action complaint was filed in the United States District Court for the Southern District of New York, captioned Young v. Hessels, et al.
All of the actions name as defendants NYSE Euronext, the members of its board of directors, ICE and Baseball Merger Sub, LLC (“Merger Sub”), a Delaware limited liability company formed in connection with the proposed merger. In all the actions, the plaintiffs allege that the members of the NYSE Euronext board of directors breached their fiduciary duties by agreeing to a merger agreement that undervalues NYSE Euronext. Among other things, the plaintiffs allege that the members of the NYSE Euronext board of directors failed to maximize the value of NYSE Euronext to its public shareholders, negotiated a transaction in their best interests to the detriment of the NYSE Euronext public shareholders, and agreed to supposedly preclusive deal protection measures in the merger agreement that unfairly deter competitive offers. ICE (and, in some of the actions, NYSE Euronext and/or Merger Sub) is alleged to have aided and abetted the breaches of fiduciary duty by the members of the NYSE Euronext board of directors. The actions also allege that the Defendants filed an inadequate and misleading preliminary proxy statement in violation of their fiduciary duties (and, in the federal court action, section 14(a) of the Securities Exchange Act of 1934, as amended). The lawsuits seek, among other things, (i) an injunction enjoining ICE and NYSE Euronext from consummating the merger and/or (ii) rescission of the merger, to the extent already implemented, or alternatively rescissory damages.
In light of the substantial identity of parties and issues in the Delaware Consolidated Action and the New York Consolidated Action, on January 30, 2013 NYSE Euronext, certain of its directors, ICE and Merger Sub moved to dismiss or stay the New York Consolidated Action in favor of the first-filed Delaware litigation. The New York plaintiffs opposed the motion. Oral argument was held on February 20, 2013 and the New York Supreme Court reserved decision on the motion.

ICE and NYSE Euronext believe the allegations in the complaints in all of the actions are without merit, and will continue to defend against them vigorously. NYSE Euronext does not believe that an estimate of a reasonably possible range of loss can currently be made in connection with the above matters, given the inherent uncertainty and the preliminary stage of these matters.

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
Commitments
NYSE Euronext leases office space under non-cancelable operating leases and equipment that expire at various dates through 2029. Rental expense under these leases, included in the consolidated statements of operations in both occupancy and systems and communications, totaled $86 million, $90 million and $97 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Future payments under these obligations as of December 31, 2012 were as follows (in millions):

	Operating lease
Year	Office Space	Other	Total
2013	$60	$1	$61
2014	56	2	58
2015	48	—	48
2016	30	—	30
2017	21	—	21
2018-Thereafter	98	—	98
	$313	$3	$316
Our U.K. regulated derivatives subsidiary, the London Market of NYSE Liffe (for the purposes of this paragraph, "NYSE Liffe"), took full responsibility for clearing activities in our U.K. derivatives market on July 30, 2009. As a result, NYSE Liffe became the central counterparty for contracts entered into by its clearing members on the NYSE Liffe market and outsources certain services to LCH.Clearnet through the NYSE Liffe Clearing arrangement. NYSE Liffe has credit exposure to those clearing members. NYSE Liffe's clearing members may encounter economic difficulties as a result of the market turmoil and tightening credit markets, which could result in bankruptcy and failure. NYSE Liffe offsets its credit exposure through arrangements with LCH.Clearnet in which LCH.Clearnet provides clearing guarantee backing and related risk functions to NYSE Liffe, and under which LCH.Clearnet is responsible for any defaulting member positions and for applying its resources to the resolution of such a default. In addition, NYSE Liffe maintains policies and procedures to help ensure that its clearing members can satisfy their obligations, including by requiring members to meet minimum capital and net worth requirements and to deposit collateral for their trading activity. Nevertheless, we cannot be sure that in extreme circumstances, LCH.Clearnet might not itself suffer difficulties, in which case these measures might not prove sufficient to protect NYSE Liffe from a default, or might fail to ensure that NYSE Liffe is not materially and adversely affected in the event of a significant default.

ICE Clear Europe Limited (“ICE Clear”), a company incorporated under the laws of England and Wales and an affiliate of ICE, entered into a Clearing and Financial Intermediary Services Agreement, dated December 20, 2012, with LIFFE Administration and Management (“LIFFE”), an affiliate of NYSE Euronext (the “Agreement”), pursuant to which ICE Clear will provide LIFFE central counterparty clearing services and LIFFE will provide ICE Clear certain financial intermediary services.

Under the terms and subject to the conditions of the Agreement, LIFFE will appoint ICE Clear as the exclusive provider of central counterparty clearing services for all existing LIFFE derivatives products, with such clearing services expected to commence on July 1, 2013, subject to receipt of applicable required regulatory approvals and other conditions. In addition, ICE Clear will appoint LIFFE to provide financial intermediary services in respect of trades in existing LIFFE products. If the commencement of clearing services occurs after July 1, 2013 and such delay is attributable to ICE Clear or to certain other factors, including failure to obtain specified regulatory approvals, ICE Clear may be required to pay certain fees to LIFFE. The ICE Clear arrangement shall assume responsibility for clearing from NYSE Liffe Clearing.

Certain of NYSE Euronext's subsidiaries are subject to minimum regulatory requirements. At December 31, 2012, NYSE Euronext was in compliance with these requirements.

In the normal course of business, NYSE Euronext may enter into contracts that require it to make certain representations and warranties and which provide for general indemnifications. Based upon past experience, NYSE Euronext expects the risk of loss under these indemnification provisions to be remote. However, given that these would involve future claims against NYSE Euronext that have not yet been made, NYSE Euronext's potential exposure under these arrangements is unknown. NYSE Euronext also has obligations related to unrecognized tax positions, the put feature of NYSE Amex Options, deferred compensation and other post-retirement benefits. The date of the payment under these obligations cannot be determined.

Note 17 — Detail of Certain Balance Sheet Accounts
Property and equipment - Components of property and equipment were as follows (in millions):

	December 31,
	2012	2011
Land, buildings and building improvements	$563	$544
Leasehold improvements	401	436
Computers and equipment, including capital leases of $9 and $9	727	673
Software, including software development costs	1,089	1,001
Furniture and fixtures	19	19
	2,799	2,673
Less: accumulated depreciation and amortization, including $9 and $9 for capital leases	(1,851)	(1,710)
	$948	$963
NYSE Euronext capitalized software development costs of approximately $83 million and $73 million in 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized $93 million, $76 million and $79 million, respectively, of amortization related to capitalized software development costs. Unamortized capitalized software development costs of $133 million and $143 million as of December 31, 2012 and 2011, respectively, were included in the net book value of property and equipment.
Accounts payable and accrued expenses - Components of accounts payable and accrued expenses were as follows (in millions):

	December 31,
	2012	2011
Trade payables	$273	$348
Income tax payable (including uncertain tax positions)	72	143
Accrued compensation (including severance)	191	216
Other accrued expenses	189	129
	$725	$836
Other assets (non-current) - Components of non-current other assets were as follows (in millions):

	December 31,
	2012	2011
Investments at cost	$443	$367
Investments at fair value	66	—
Equity method investments	15	197
Deposits, debt issuance costs and other	56	73
	$580	$637

Quarterly Financial Data (unaudited)
The following represents NYSE Euronext's unaudited quarterly results for the years ended December 31, 2012 and 2011. These quarterly results were prepared in accordance with generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In millions, except per share data)
2012
Total revenues	$952	$986	$902	$909
Operating income	165	194	153	97

Net income	91	131	112	31
Net loss (income) attributable to noncontrolling interest	(4)	(6)	(4)	(3)
Net income attributable to NYSE Euronext	87	125	108	28
Basic earnings per share attributable to NYSE Euronext	$0.34	$0.50	$0.44	$0.12
Diluted earnings per share attributable to NYSE Euronext	$0.34	$0.49	$0.44	$0.12

2011
Total revenues	$1,148	$1,092	$1,258	$1,054
Operating income	243	224	259	124

Net income	151	150	206	96
Net loss (income) attributable to noncontrolling interest	4	4	(6)	14
Net income attributable to NYSE Euronext	155	154	200	110
Basic earnings per share attributable to NYSE Euronext	$0.59	$0.59	$0.76	$0.43
Diluted earnings per share attributable to NYSE Euronext	$0.59	$0.59	$0.76	$0.43

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants on accounting and financial disclosure during the last two fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. During 2012, no changes were made in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are set forth in Item 8 of this Annual Report on Form 10-K.
Management's Certifications
We have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2012, the certifications of the Chief Executive Officer and the Chief Financial Officer of NYSE Euronext required by Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers of NYSE Euronext
Information relating to our board of directors will be set forth under "Election of Directors - Nominees for Election to the Board of Directors" in our 2013 Proxy Statement. Information relating to our executive officers is set forth under "Executive Officers of NYSE Euronext" herein. Information regarding compliance by our directors, executive officers and 10% stockholders with the reporting requirements of Section 16(a) of the Exchange Act, if applicable, will be set forth under "Section 16(a) Beneficial Ownership Reporting Compliance" in our 2013 Proxy Statement. Information relating to our Audit Committee financial expert, our Nominating and Governance Committee and our Audit Committee will be set forth under the caption "Corporate Governance - Board Meetings and Committees" in our 2013 Proxy Statement. The foregoing information is incorporated herein by reference.
Code of Ethics
We have adopted a Code of Ethics and Business Conduct, which applies to all of our employees, officers and directors. This code meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K, and applies to our Chief Executive Officer, Chief Financial Officer (who is the principal financial officer) and Chief Accounting Officer (who is the principal accounting officer), as well as all other employees, as indicated above. This code also meets the requirements of a code of ethics and business conduct under the NYSE listing standards. Our Code of Ethics and Business Conduct is available on our website at www.nyse.com under the heading "Investor Relations - Corporate Governance - Governance Policies." We will also provide a copy of the code to stockholders at no charge upon written request. Any amendment to the NYSE Euronext Code of Ethics and Business Conduct and any waiver applicable to our directors, executive officers or senior financial officers will be posted on our website within the time period required by the SEC and the NYSE.

ITEM 11.	EXECUTIVE COMPENSATION
Information relating to our executive officer and director compensation will be set forth under "Compensation of Executive Officers" and "Corporate Governance - Compensation of Directors" in our 2013 Proxy Statement. Information relating to our Human Resources and Compensation Committee will be set forth under "Corporate Governance - Board Meetings and Committees" in our 2013 Proxy Statement. The foregoing information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of our management and certain beneficial owners of our common stock will be set forth under "Security Ownership of Certain Beneficial Owners and Management" in our 2012 Proxy Statement. Information regarding securities authorized for issuance under equity compensation plans will be set forth in our 2013 Proxy Statement. The foregoing information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions and director independence will be set forth under "Other Matters - Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence" in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding Principal Accounting Fees and Services, as well as audit committee pre-approval policies and procedures, will be set forth under "Report of Audit Committee and Ratification of Selection of Independent Registered Public Accounting Firm" in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF NYSE EURONEXT

Page
Management's Report on Internal Control over Financial Reporting	57
Report of Independent Registered Public Accounting Firm	58
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011	59
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	60
Consolidated Statements of Comprehensive Income for Years Ended December 31, 2012, 2011 and 2010	61
Consolidated Statements of Changes in Equity, Accumulated Other Comprehensive Income (Loss) and Redeemable Non-controlling Interest for the Years Ended December 31, 2012, 2011 and 2010	62
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	64
Notes to the Consolidated Financial Statements	66

(b) The following exhibits are filed herewith or incorporated herein by reference unless otherwise indicated:

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 20, 2012, by and among NYSE Euronext, InterContinentalExchange, Inc. and Baseball Merger Sub, LLC (incorporated by reference to Exhibit 2.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on December 21, 2012).

2.2
Business Combination Agreement, dated as of February 15, 2011, by and among NYSE Euronext, Deutsche Börse AG, Alpha Beta Netherlands Holding N.V. and Pomme Merger Corporation (incorporated by reference to Exhibit 2.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on February 16, 2011).

2.3
Amendment No. 1, dated as of May 2, 2011, to Business Combination Agreement, dated as of February 15, 2011, by and among NYSE Euronext, Deutsche Börse AG, Alpha Beta Netherlands Holding N.V. and Pomme Merger Corporation (incorporated by reference to Exhibit 2.2 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on May 6, 2011).

2.4
Amended and Restated Combination Agreement, dated as of November 24, 2006, by and among NYSE Group, Inc., Euronext N.V., NYSE Euronext, Inc., and Jefferson Merger Sub, Inc. (incorporated by reference to Annex A to NYSE Euronext's registration statement on Form S-4/A filed with the SEC on November 27, 2008 (File No. 333-137506)).

3.1	Amended and Restated Certificate of Incorporation of NYSE Euronext (incorporated by reference to Exhibit 3.1 to NYSE Euronext's registration statement on Form S-8 (File No. 333-141869)).
3.2	Second Amended and Restated Bylaws of NYSE Euronext (Incorporated by reference to Exhibit 3.2 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 29, 2012).
4.1
Agency Agreement, dated as of April 23, 2008, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 24, 2008).

4.2
Indenture dated as of May 29, 2008 between NYSE Euronext and Wilmington Trust Company, as Trustee, relating to Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on May 30, 2008).

4.3
First Supplemental Indenture dated as of May 29, 2008 between NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as authenticating agent, calculation agent, paying agent, security registrar and transfer agent, relating to Senior Notes due June 28, 2013 (incorporated by reference to Exhibit 4.2 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on May 30, 2008).

4.4
First Supplemental Agency Agreement, dated as of April 22, 2009, among NYSE Euronext, Citibank, N.A., London Branch, as fiscal and paying agent, Dexia Banque Internationale à Luxembourg, société anonyme, as Luxembourg Paying Agent, and ABN AMRO Bank N.V., as paying agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 23, 2009).

4.5
Second Supplemental Indenture, dated October 5, 2012, among NYSE Euronext, Wilmington Trust Company, as Trustee, and Citibank, N.A., as Authenticating Agent, Calculation Agent, Paying Agent, Security Registrar and Transfer Agent (incorporated by reference to Exhibit 4.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on October 5, 2012).

10.1
Form of Indemnification Agreement, between Archipelago Holdings, L.L.C. and certain indemnitees specified therein (incorporated by reference to Exhibit 10.29 to Archipelago's registration statement on Form S-1 (File No. 333-11326)).

10.2
Amended and Restated Clearing Agreement dated October 31, 2003 among LCH.Clearnet Group S.A., LCH.Clearnet Group, Euronext Amsterdam, Euronext Brussels, Euronext Lisbon and Euronext Paris (incorporated by reference to Exhibit 10.47 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).*

10.3
Letter Agreement dated June 9, 2011 among NYSE Euronext, LCH.Clearnet Group Limited and LCH.Clearnet S.A (incorporated by reference to Exhibit 10.3 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 29, 2012).*

10.4	Clearing and Financial Intermediary Services Agreement Services Agreement, dated December 20, 2012 among ICE Clear Europe Limited and LIFFE Administration and Management. *
10.5
Agreement governing the lease of Palais de la Bourse/Beurspaleis, Place de la Bourse/Beursplein, 1000 Brussels, Belgium (unofficial English translation) (incorporated by reference to Exhibit 10.50 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).*

10.6
Agreement governing the lease of Avenida da Liberdade, n.°196, 7°Piso, 1250-147, Lisbon, Portugal (incorporated by reference to Exhibit 10.51 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).*

10.7	Agreement governing the lease of 39, rue Cambon, 75039 Paris Cedex 01, France (incorporated by reference to Exhibit 10.52 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).*
10.8
Agreement governing the lease of Cannon Bridge House, 1 Cousin Lane, EC4R 3XX London, United Kingdom (incorporated by reference to Exhibit 10.53 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).*

10.9
Issuing and Paying Agency Agreement, between NYSE Euronext, Inc. and JPMorgan Chase Bank, National Association, dated March 28, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 2, 2007) (File No. 333-137506).

10.10
Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, and Lehman Brothers, Inc., as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.2 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 2, 2007) (File No. 333-137506).

10.11
Commercial Paper Dealer Agreement 4(2) Program, between NYSE Euronext, Inc., as Issuer, Merrill Lynch Money Markets Inc., as Dealer, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer, dated March 28, 2007 (incorporated by reference to Exhibit 10.3 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 2, 2007) (File No. 333-137506).

10.12
Credit Agreement ($1,000,000,000), dated as of June 15, 2012, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto, Citibank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.1 to NYSE Euronext’s Current Report on Form 8-K filed with the SEC on June 19, 2012).

10.13
Note Agency Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc. and Citibank, N.A., as Issue and Paying Agent, dated March 30, 2007 (incorporated by reference to Exhibit 10.4 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 2, 2007) (File No. 333-137506).

10.14
Dealer Agreement Relating to a Euro-Commercial Paper Programme, between NYSE Euronext, Inc., as Issuer, Citibank International plc, as Arranger, and Citibank International plc, Credit Suisse Securities (Europe) Limited and Société Générale, as Dealers, dated March 30, 2007 (incorporated by reference to Exhibit 10.5 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 2, 2007) (File No. 333-137506).

10.15
Credit Agreement ($2,000,000,000), dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party hereto, JPMorgan Chase Bank, N.A. as Administrative Agent, and the other financial institutions party thereto as agents (incorporated by reference to Exhibit 10.2 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on April 9, 2007) (File No. 001-33392).

10.16
Amendment No. 1, dated as of December 8, 2011, to Credit Agreement, dated as of April 4, 2007, between NYSE Euronext, the Subsidiary Borrowers party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on December 14, 2011).

10.17
Trust Agreement, dated as of April 4, 2007, by and among NYSE Euronext, NYSE Group, Inc., Wilmington Trust Company, as Delaware Trustee, Jacques de Larosière de Champfeu, as Trustee, Charles K. Gifford, as Trustee and, John Shepard Reed, as Trustee (incorporated by reference to Exhibit 10.27 to Amendment No. 1 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on May 1, 2007) (File No. 001-368007).

10.18
Governance and Option Agreement, dated as of April 4, 2007, by and among NYSE Euronext, Euronext N.V., NYSE Euronext (Holding) N.V. and Stichting NYSE Euronext (incorporated by reference to Exhibit 10.28 to Amendment No. 1 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on May 1, 2007) (File No. 001-368007).

10.19
NYSE Euronext 2006 Stock Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.19 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.20
Form of Restricted Stock Unit Agreement Pursuant to NYSE Group, Inc. 2006 Stock Incentive Plan (for non-employee directors) (incorporated by reference to Exhibit 10.20 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 29, 2012).

10.21	NYSE Group, Inc. 2006 Annual Performance Bonus Plan (incorporated by reference to Exhibit 10.22 to NYSE Group, Inc.'s registration statement on Form S-1 (File No. 333-132390)).
10.22	Euronext 2001 stock option plan (incorporated by reference to Exhibit 10.55 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).
10.23	Euronext 2004 stock option plan (incorporated by reference to Exhibit 10.57 to NYSE Euronext's registration statement on Form S-4 (File No. 333-137506)).
10.24	Euronext N.V. All Employee Share Purchase and Match Plan 2006 (incorporated by reference to Exhibit 99.10 to NYSE Euronext's registration statement on Form S-8 (File No. 333-141869)).
10.25	Euronext N.V. HM Revenue and Customs Approved Share Incentive Plan 2006 (incorporated by reference to Exhibit 99.11 to NYSE Euronext's registration statement on Form S-8 (File No. 333-141869)).
10.26	Euronext N.V. Share Purchase and Match French Plan (incorporated by reference to Exhibit 99.12 to NYSE Euronext's registration statement on Form S-8 (File No. 333-141869)).

10.27
Asset Purchase Agreement by and among NYSE Group, Inc., NYSE Regulation, Inc. and National Association of Securities Dealers, Inc. dated as of July 30, 2007 (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2007) (File No. 001-32829).

10.28
Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.3 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).

10.29
Form of Restricted Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.4 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on May 14, 2008).

10.30
NYSE Euronext Omnibus Incentive Plan (as amended and restated effective October 27, 2010) (incorporated by reference to Exhibit 10.33 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.31
Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for employees generally) (incorporated by reference to Exhibit 10.34 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.32
Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for certain management committee members) (incorporated by reference to Exhibit 10.35 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.33
Form of Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for non-employee directors) (incorporated by reference to Exhibit 10.36 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.34
Form of Restricted Stock Unit Agreement for Participants in France Pursuant to the NYSE Euronext Omnibus Incentive Plan (LTIP) (incorporated by reference to Exhibit 10.37 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.35
Form of Restricted Stock Unit Agreement for Participants in France Pursuant to the NYSE Euronext Omnibus Incentive Plan (Bonus) (incorporated by reference to Exhibit 10.38 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 28, 2011).

10.36
Form of Performance Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on March 27, 2012).

10.37	Form of U.S. Named Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.34 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 29, 2012).
10.38
Shareholders' Agreement relating to Qatar Securities Market dated June 24, 2008 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.5 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on August 13, 2008).

10.39
Form of Phantom Stock Unit Agreement pursuant to the NYSE Euronext 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on November 13, 2008).

10.40
NYSE Group, Inc. Supplemental Executive Retirement Plan, as amended and restated effective December 31, 2008 (incorporated by reference to Exhibit 10.50 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).

10.41
New York Stock Exchange, Inc. Capital Accumulation Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.51 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).

10.42
New York Stock Exchange, Inc. ICP Award Deferral Plan, as amended and restated as of January 1, 2005 (reflecting amendments adopted through December 31, 2008) (incorporated by reference to Exhibit 10.52 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).

10.43
New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.53 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).

10.44
Amendment Number One to New York Stock Exchange and Subsidiary Companies Supplemental Executive Savings Plan, as amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.54 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).

10.45
Securities Industry Automation Corporation Supplemental Incentive Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.55 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).

10.46
Clearing Relationship Agreement dated October 30, 2008, between LIFFE Administration and Management and LCH.Clearnet Limited (incorporated by reference to Exhibit 10.56 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on February 27, 2009).*

10.47	Form of Restricted Stock Unit Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.2 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on May 11, 2009).
10.48
Amendment to the Shareholders' Agreement relating to Qatar Securities Market dated June 19, 2009 between NYSE Euronext and Qatar Investment Authority (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on June 25, 2009).

10.49	Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.50	Letter Agreement Dated October 15, 2009 (incorporated by reference to Exhibit 10.2 to NYSE Euronext's Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009).
10.51
Employment Agreement by and between Dominique Cerutti and NYSE Euronext, dated September 7, 2009 (incorporated by reference to Exhibit 10.75 to NYSE Euronext's Annual Report on Form 10-K filed with the SEC on March 1, 2010).

10.52
Amended and Restated Employment Agreement, dated as of March 26, 2012, between Duncan L. Niederauer and NYSE Euronext (incorporated by reference to Exhibit 10.1 to NYSE Euronext's current report on Form 8-K filed with the SEC on March 27, 2012).

10.53
Mutual Termination Agreement, dated as of February 2, 2012, by and among NYSE Euronext, Detusche Börse AG, Alpha Beta Netherlands Holding N.V. and Pomme Merger Corporation (incorporated by reference to Exhibit 10.1 to NYSE Euronext's Current Report on Form 8-K filed with the SEC on February 2, 2012).

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

Date: February 26, 2013

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

Signature	Title	Date

/s/ DUNCAN L. NIEDERAUER Duncan L. Niederauer	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/s/ MICHAEL S. GELTZEILER Michael S. Geltzeiler	Group Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013

/s/ STÉPHANE BIEHLER Stéphane Biehler	Executive Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	February 26, 2013

/s/ JAN-MICHIEL HESSELS Jan-Michiel Hessels	Director (Chairman)	February 26, 2013

/s/ MARSHALL N. CARTER Marshall N. Carter	Director (Deputy Chairman)	February 26, 2013

/s/ ANDRÉ BERGEN André Bergen	Director	February 26, 2013

/s/ ELLYN L. BROWN Ellyn L. Brown	Director	February 26, 2013

/s/ DOMINIQUE CERUTTI Dominique Cerutti	Director	February 26, 2013
/s/ PATRICIA M. CLOHERTY Patricia M. Cloherty	Director	February 26, 2013

/s/ SIR GEORGE COX Sir George Cox	Director	February 26, 2013

/s/ SYLVAIN HEFES Sylvain Hefes	Director	February 26, 2013

/s/ DUNCAN M. MCFARLAND Duncan M. McFarland	Director	February 26, 2013

/s/ JAMES J. MCNULTY James J. McNulty	Director	February 26, 2013

/s/ LUÍS MARIA VIANA PALHA DA SILVA Luís Maria Viana Palha da Silva	Director	February 26, 2013

/s/ ROBERT G. SCOTT Robert G. Scott	Director	February 26, 2013

/s/ JACKSON P. TAI Jackson P. Tai	Director	February 26, 2013

/s/ RIJNHARD VAN TETS Rijnhard van Tets	Director	February 26, 2013

/s/ SIR BRIAN WILLIAMSON Sir Brian Williamson	Director	February 26, 2013