Form 10-Q
period 2013-03-31
NYSE Euronext
filed 2013-05-08
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
As of May 3, 2013, the registrant had approximately 243 million shares of common stock, $0.01 par value per share, outstanding.

CERTAIN TERMS
In this Quarterly Report on Form 10-Q, “NYSE Euronext,” “we,” “us,” and “our” refer to NYSE Euronext, a Delaware corporation, and its subsidiaries, except where the context requires otherwise.
“Archipelago®,” “Archipelago Exchange®,” “Euronext® ,” “NYSE ® ,” "NYSE BlueTM," “NYSE Liffe ® ,” “Pacific Exchange ®” and “SFTI® ,” among others, are trademarks or service marks of NYSE Euronext or its licensees or licensors with all rights reserved.
“FINRA®” is a trademark of the Financial Industry Regulatory Authority (“FINRA”) with all rights reserved, and is used under license from FINRA.
All other trademarks and service marks used herein are the property of their respective owners.
Unless otherwise specified or the context otherwise requires:

•
“NYSE” refers to (1) prior to the completion of the merger between the New York Stock Exchange, Inc. and Archipelago Holdings, Inc. (“Archipelago”), which occurred on March 7, 2006, New York Stock Exchange, Inc., a New York Type A not-for-profit corporation (the "Merger"), and (2) after completion of the Merger, New York Stock Exchange LLC, a New York limited liability company, and, where the context requires, its subsidiaries, NYSE Market, Inc., a Delaware corporation, and NYSE Regulation, Inc., a New York not-for-profit corporation. New York Stock Exchange LLC is registered with the U.S. Securities and Exchange Commission (the “SEC”) under the U.S. Securities Exchange Act of 1934 (the “Exchange Act”) as a national securities exchange.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business and industry. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the risks and uncertainties described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and any additional risks and uncertainties described in our subsequent Quarterly Reports on Form 10-Q.
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
Forward-looking statements include, but are not limited to, statements about:

•	possible or assumed future results of operations and operating cash flows;

•	strategies and investment policies;

•	financing plans and the availability of capital;

•	our competitive position and environment;

•	potential growth opportunities available to us;

•	the risks associated with potential acquisitions, alliances or combinations, including Intercontinental Exchange, Inc.'s announced acquisition of us;

•	the recruitment and retention of officers and employees;

•	expected levels of compensation;

•	potential operating performance, achievements, productivity improvements, efficiency and cost reduction efforts;

•	the likelihood of success and impact of litigation;

•	protection or enforcement of intellectual property rights;

•	expectations with respect to financial markets, industry trends and general economic conditions;

•	our ability to keep up with rapid technological change;

•	the timing and results of our technology initiatives;

•	the effects of competition; and

•	the impact of future legislation and regulatory changes.
We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements referred to above.

Item 1. Financial Statements

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$494	$337
Financial investments	33	43
Accounts receivable, net	447	405
Deferred income taxes	66	67
Other current assets	133	156
Total current assets	1,173	1,008
Property and equipment, net	906	948
Goodwill	4,011	4,163
Other intangible assets, net	5,548	5,783
Deferred income taxes	73	74
Other assets	567	580
Total assets	$12,278	$12,556
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$611	$725
Section 31 fees payable	76	99
Deferred revenue	396	138
Short term debt	478	454
Total current liabilities	1,561	1,416
Long term debt	2,021	2,055
Deferred income taxes	1,403	1,435
Accrued employee benefits	588	602
Deferred revenue	365	378
Other liabilities	25	27
Total liabilities	5,963	5,913
Commitments and contingencies
Redeemable noncontrolling interest	357	274
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 279 and 278 shares issued; 243 and 242 shares outstanding	3	3
Common stock held in treasury, at cost; 36 shares, respectively	(968)	(968)
Additional paid-in capital	7,862	7,939
Retained earnings	622	569
Accumulated other comprehensive loss	(1,583)	(1,198)
Total NYSE Euronext stockholders’ equity	5,936	6,345
Noncontrolling interest	22	24
Total equity	5,958	6,369
Total liabilities and equity	$12,278	$12,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended March 31,
	2013	2012
Revenues
Transaction and clearing fees	$634	$609
Market data	83	91
Listing	110	110
Technology services	80	86
Other revenues	56	56
Total revenues	963	952
Transaction-based expenses:
Section 31 fees	75	66
Liquidity payments, routing and clearing	288	285
Total revenues, less transaction-based expenses	600	601
Other operating expenses:
Compensation	161	160
Depreciation and amortization	62	66
Systems and communications	43	45
Professional services	69	73
Selling, general and administrative	55	61
Merger expenses and exit costs	8	31
Total other operating expenses	398	436
Operating income	202	165
Interest expense	(28)	(29)
Investment income	1	1
Loss from associates	(2)	(1)
Other income (loss)	(1)	—
Income before income taxes	172	136
Income tax provision	(41)	(45)
Net income	131	91
Net (income) loss attributable to noncontrolling interest	(5)	(4)
Net income attributable to NYSE Euronext	$126	$87
Basic earnings per share attributable to NYSE Euronext	$0.52	$0.34
Diluted earnings per share attributable to NYSE Euronext	$0.52	$0.34
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended March 31,
	2013	2012
Net income	$131	$91
Foreign currency translation, after impact of net investment hedge gain (loss) of $(1) and $(2) and taxes of $0 and $1, respectively	(365)	210
Reclassification adjustment for realized (gains) losses (1)	1	—
Change in market value adjustments of available-for-sale securities, net of taxes of $8 and $(6), respectively	(20)	13
Employee benefit plan adjustments:
Net (losses) gains, net of taxes of $0 and $(2), respectively	4	6
Reclassification adjustments related to amortization (2)	(5)	(4)
Total comprehensive (loss) income	(254)	316
Less: comprehensive (income) loss attributable to noncontrolling interest	(5)	(4)
Comprehensive (loss) income attributable to NYSE Euronext	$(259)	$312

(1) Reclassified into Other income (loss)
(2) Reclassified into Compensation
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$131	$91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64	66
Deferred income taxes	(7)	77
Deferred revenue amortization	(25)	(23)
Stock-based compensation	19	13
Other non-cash items	(1)	1
Change in operating assets and liabilities:
Accounts receivable, net	(46)	(27)
Other assets	(20)	(35)
Accounts payable, accrued expenses, and Section 31 fees payable	(66)	(217)
Deferred revenue	276	286
Accrued employee benefits	(27)	(32)
Net cash provided by operating activities	298	200
Cash flows from investing activities:
Sales of short term financial investments	199	272
Purchases of short term financial investments	(188)	(267)
Purchases of equity investments and businesses, net of cash acquired	(1)	(28)
Purchases of property and equipment	(27)	(43)
Other investing activities	—	25
Net cash used in investing activities	(17)	(41)
Cash flows from financing activities:
Commercial paper borrowings (repayments), net	—	—
Dividends to shareholders	(73)	(77)
Purchases of treasury stock	—	(127)
Employee stock transactions and other	(9)	(11)
Net cash used in financing activities	(82)	(215)
Effects of exchange rate changes on cash and cash equivalents	(42)	29
Net increase (decrease) in cash and cash equivalents for the period	157	(27)
Cash and cash equivalents at beginning of period	337	396
Cash and cash equivalents at end of period	$494	$369

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
The accompanying condensed unaudited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and reflect all adjustments, consisting of normal recurring adjustments, that are, in the opinion of management, necessary for a fair statement of the results for the period. All material intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally required in financial statements under U.S. GAAP have been condensed or omitted; however, management believes that the disclosures are adequate to make the information presented not misleading.
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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Note 2—Strategic Investments and Divestitures
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

Under the terms of the agreement, which was unanimously approved by the Boards of both companies, the transaction is currently valued at $38.43 per NYSE Euronext share, or a total of approximately $9.5 billion, based on the closing price of ICE's stock on April 26, 2013. NYSE Euronext shareholders will have the option to elect to receive consideration per NYSE Euronext share of (i) $33.12 in cash, (ii) 0.2581 ICE common shares or (iii) a mix of $11.27 in cash plus 0.1703 ICE common shares, subject to a maximum cash consideration of approximately $2.7 billion and a maximum aggregate number of ICE common shares of approximately 42.4 million. The overall mix of the $9.5 billion of merger consideration being paid by ICE is approximately 71% shares and 29% cash. Subject to regulatory approvals, the transaction is expected to close in the second half of 2013.
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

In September 2012, NYSE Euronext and the State of Qatar reached an agreement to reduce NYSE Euronext's ownership in the Qatar Exchange in consideration of the termination of the remaining two $40 million installment payments. As of March 31, 2013, NYSE Euronext owned 12% of the Qatar Exchange.
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

Other Transactions

NYSE Blue™

On February 18, 2011, we formed NYSE Blue through the combination of APX, Inc. and our 60% stake in BlueNext SA (“BlueNext”), with NYSE Euronext as the majority owner of NYSE Blue. In 2011, NYSE Euronext incurred a $42 million charge in connection with BlueNext's settlement of a tax matter with the French tax authorities of which 40%, or $17 million, was contributed by Caisse des Dépôts ("CDC"). On April 5, 2012, NYSE Blue was unwound, resulting in NYSE Euronext taking back ownership of its 60% stake in BlueNext and relinquishing its interest in APX, Inc.

Prior to the completion of this unwind, NYSE Euronext consolidated the results of operations and financial condition of NYSE Blue (which included the results of BlueNext and APX, Inc.). Following this unwind, NYSE Euronext only consolidated the results of operations and financial condition of BlueNext.

In October 2012, NYSE Euronext and CDC Climat, a subsidiary of CDC, who own 60% and 40% of BlueNext, respectively, voted in favor of the closure of this entity. Operations of BlueNext have ceased as of December 5, 2012. The impact of these transactions was not material to the condensed consolidated financial statements.
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
As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instrument on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statement of financial condition as of March 31, 2013. Subsequent to March 31, 2013, the external investors put approximately 10% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext.

LCH.Clearnet / ICE Clear Europe Limited

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

On January 28, 2013, LCH.Clearnet SA, the Paris-based clearing house of LCH.Clearnet Group, and affiliates of NYSE Euronext executed a six year clearing contract with respect to NYSE Euronext's continential European cash equity markets. The agreement will run through 2018. The new contract replaces the existing contract that was due to end on December 31, 2013 for cash equity transactions. The contract, among other things, enables LCH.Clearnet SA to further reduce clearing fees for clearing members. Fees went from €0.05 under the prior contract to €0.04 under the new contract for blue chip stocks.

Note 3—Restructuring
As a result of streamlining certain business processes, NYSE Euronext has launched various severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through March 31, 2013 and the remaining accrual as of March 31, 2013 (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of December 31, 2012	$1	$9	$3	$1	$14
Employee severance and related benefits	3	2	2	—	7
Severance and benefit payments	(3)	(4)	(1)	—	(8)
Balance as of March 31, 2013	$1	$7	$4	$1	$13
The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at March 31, 2013, NYSE Euronext expects to pay these amounts throughout 2013 and into 2014.
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
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
Summarized financial data of our reportable segments is as follows (in millions):

Three months ended March 31,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2013
Revenues	$293	$558	$112	$—	$963
Operating income (loss)	102	110	22	(32)	202
2012
Revenues	$229	$602	$121	$—	$952
Operating income (loss)	78	113	22	(48)	165

Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended March 31,
	2013	2012
Net income	$131	$91
Net (income) loss attributable to noncontrolling interest	(5)	(4)
Net income attributable to NYSE Euronext	$126	$87

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	243	258
Dilutive effect of: Employee stock options and restricted stock units	1	1
Weighted average shares used in diluted computation	244	259

Basic earnings per share attributable to NYSE Euronext	$0.52	$0.34
Diluted earnings per share attributable to NYSE Euronext	$0.52	$0.34
Dividends per common share	$0.30	$0.30
As of March 31, 2013 and 2012, 0.2 million and 4.8 million restricted stock units, respectively, and options to purchase zero and 0.2 million shares of common stock, respectively, were outstanding. For the three months ended March 31, 2013, there were no anti-dilutive securities in our diluted earnings per share computation. For the three months ended March 31, 2012, there were 0.2 million awards excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.
As of March 31, 2013, 3.9 million restricted stock units were classified as liability-settled awards. Liability-settled awards are fair valued for each reporting period which resulted in a $10 million pre-tax stock-based compensation charge for the three months ended March 31, 2013 in connection with the increase in our stock price during the quarterly period. Following shareholders' approval of the amended stock incentive plan on April 25, 2013, these outstanding restricted stock unit awards will be treated as equity-settled awards.

Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended March 31,	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	10	11	1	1	2	2
Expected return on assets	(15)	(13)	—	—	—	—
Actuarial loss	4	3	—	—	1	1
Net periodic cost	$—	$2	$1	$1	$3	$3

During the three months ended March 31, 2013 and 2012, NYSE Euronext contributed $13 million and $16 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext anticipates funding an additional $23 million to its pension plans during 2013.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2013	$2,313	$1,476	$374	$4,163
Acquisitions	—	—	—	—
Currency translation and other	(126)	(22)	(4)	(152)
Balance as of March 31, 2013	$2,187	$1,454	$370	$4,011
The following table presents the details of the intangible assets as of March 31, 2013 and December 31, 2012 (in millions):

Balance as of March 31, 2013	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,851	$—	Indefinite
Customer relationships	841	271	7 to 20
Trade names and other	185	58	7 to 20
Other intangible assets	$5,877	$329

Balance as of December 31, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$5,042	$—	Indefinite
Customer relationships	876	269	7 to 20
Trade names and other	191	57	7 to 20
Other intangible assets	$6,109	$326
For the three months ended March 31, 2013 and 2012, amortization expense for the intangible assets was approximately $15 million in each period.
The estimated future amortization expense of acquired purchased intangible assets as of March 31, 2013 was as follows (in millions):

Year ending December 31,
Remainder of 2013 (from April 1st through December 31st)	$43
2014	58
2015	58
2016	58
2017	58
Thereafter	422
Total	$697

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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in millions):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$30	$—	$—	$30
Foreign exchange derivative contracts	—	3	—	3
Total Financial investments	$30	$3	$—	$33
Other assets
Equity investments(2)	37	—	—	37
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$41	$—	$—	$41
Foreign exchange derivative contracts	—	2	—	2
Total Financial investments	$41	$2	$—	$43
Other assets
Equity investments(2)	$66	$—	$—	$66
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	Equity investments represent our investment in Multi Commodity Exchange (“MCX”) of India, which has been recorded at fair value using its quoted market price.

The fair value of our long-term debt instruments, categorized as Level 2, was approximately $2.2 billion as of March 31, 2013. The carrying value of all other financial assets and liabilities approximates fair value.
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of March 31, 2013 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
March 31, 2013		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$753	$3	$2
Derivatives designated as hedging instruments
Foreign exchange contracts	104	—	1
Total derivatives	$857	$3	$3

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of December 31, 2012 (in millions):

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

Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship recognized in other comprehensive income for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Gain/ (loss) recognized in other comprehensive income
	2013	2012
Derivatives designated as hedging instrument
Foreign exchange contracts	$(1)	$(2)
The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three months ended March 31, 2013 and 2012 were insignificant.
Pre-tax gains and losses recognized in income on derivative instruments not designated in hedging relationship for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Gain/(loss) recognized in income
	2013	2012
Derivatives not designated as hedging instrument
Foreign exchange contracts	$(2)	$—

For the three months ended March 31, 2013, NYSE Euronext had foreign exchange contracts in place with tenors of less than 8 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of March 31, 2013, NYSE Euronext had €433 million ($557 million) euro/U.S. dollar contracts outstanding, £155 million (€182 million) sterling/euro and £15 million ($23 million) sterling/U.S. dollar foreign exchange contracts outstanding which together has a combined negative fair value of $0 million. These instruments mature in April 2013 and October 2013.
Pre-tax net gains or losses on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three months ended March 31, 2013 and 2012 were a $31 million gain and a $36 million loss, respectively.
For the three months ended March 31, 2013, NYSE Euronext had no derivative instruments in either fair value hedging relationships or cash flow hedging relationships.
Note 10—Commitments and Contingencies
For the three months ended March 31, 2013, the following supplements and amends our discussion set forth in Note 16 (“Commitments and Contingencies - Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2012, and no other matters were reportable during the period.
Shareholder Lawsuits
On March 1, 2013, the New York Supreme Court issued an order denying the defendants' motion to dismiss or stay the New York Consolidated Action in favor of the Delaware Consolidated Action. The defendants appealed the court's order to the Appellate Division, First Department, and moved for a stay of the New York Consolidated Action pending resolution of the appeal. On March 15, 2013, the Appellate Division entered an order staying the New York Consolidated Action on an interim basis, and adjourned for 60 days the motion for a stay pending appeal. The appeal and stay motion remain pending.
On March 13, 2013, the Delaware Court of Chancery granted the Delaware plaintiffs' motion to certify a class of NYSE Euronext shareholders. On April 8, 2013, the Delaware court entered an amended order scheduling a hearing on the Delaware plaintiffs' application for a preliminary injunction for May 10, 2013. The parties completed discovery in the Delaware Consolidated Action on April 12, 2013. On April 16, 2013 the Delaware plaintiffs filed the opening brief in support of their motion for a preliminary injunction, and on May 2, 2013 the defendants filed their opposition brief.
ICE and NYSE Euronext believe the allegations in the complaints in all of the actions are without merit, and will continue to defend against them vigorously. NYSE Euronext does not believe that an estimate of a reasonably possible range of loss can currently be made in connection with the above matters, given the inherent uncertainty and the preliminary stage of these matters.
In addition to the matters described above, NYSE Euronext is from time to time involved in various legal proceedings and responds to inquiries from its regulators that arise in the ordinary course of its business. NYSE Euronext records accrued liabilities for litigation and regulatory matters when those matters represent loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, NYSE Euronext does not establish an accrued liability. As a litigation or regulatory matter develops, NYSE Euronext evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its financial statements as a whole.
Note 11—Income taxes
For the three months ended March 31, 2013 and 2012, our effective tax rate was 23.8% and 33.0%, respectively.
NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

As of March 31, 2013, a number of tax examinations involving the review of our books and records for open tax years were underway. We expect certain tax authorities to complete their audit and it is reasonably possible that tax benefits of $25 million to $30 million may be recognized within the next twelve months.
Note 12—Related Party Transactions
LCH.Clearnet
See Note 2 - Strategic Investments and Divestitures - for a discussion of our relationship with LCH.Clearnet.
As of March 31, 2013, NYSE Euronext had an 8.8% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC clears fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of March 31, 2013, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended March 31,
Income (expenses)	2013	2012
LCH.Clearnet	$(11)	$(11)
NYPC	1	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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

Factors Affecting Our Results
The business environment in which NYSE Euronext operates directly affects its results of operations. Our results have been and will continue to be affected by many factors, including the level of trading activity in our markets, which during any period is significantly influenced by general market conditions, competition, market share and the pace of industry consolidation; broad trends in the brokerage and finance industry; price levels and price volatility; the number and financial health of companies listed on NYSE Euronext's cash markets; changing technology in the financial services industry; and legislative and regulatory changes, among other factors. In particular, in recent years, the business environment has been characterized by increasing competition among global markets for trading volumes and listings; the globalization of exchanges, customers and competitors; market participants' demand for speed, capacity and reliability, which requires continuing investment in technology; and increasing competition for market data revenues. The maintenance and growth of our revenues could also be impacted if we face increased pressure on pricing.

Uncertainty in the global credit markets that commenced with the upheaval in 2008 continues to impact the economy. Equity market indices have continued to experience volatility. Economic uncertainty in the European Union may also continue to negatively affect global financial markets. In addition, regulatory uncertainty is affecting our clients' activities, business models and technology spending. Although markets have shown signs of improvement, these factors have adversely affected our revenues and operating income and may negatively impact future growth.

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

•
Cash trading. Revenues for cash trading consist of transaction charges for executing trades on our cash markets, as well as transaction charges related to orders on our U.S. cash markets which are routed to other market centers for execution. Additionally, our U.S. cash markets pay fees to the SEC pursuant to Section 31 of the Exchange Act. These fees are designed to recover the costs to the government of supervision and regulation of securities markets and securities professionals. Activity assessment fees are collected from member organizations executing trades on our U.S. cash markets, and are recognized when these amounts are invoiced. Fees received are included in cash at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as an accrued liability until paid. The activity assessment fees are designed so that they are equal to the Section 31 fees. As a result, activity assessment fees and Section 31 fees do not have an impact on NYSE Euronext's net income.

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
Market Data
We generate revenues from the dissemination of our market data in the United States and Europe to a variety of users. In the United States, we collect market data fees principally for consortium-based data products and, to a lesser extent, for NYSE proprietary data products. Consortium-based data fees are dictated as part of the securities industry plans and charged to vendors based on their redistribution of data. Consortium-based data revenues from the dissemination of market data (net of administrative costs) are distributed to participating markets on the basis of a formula set by the SEC under Regulation NMS. Last sale prices and quotes in NYSE-listed, NYSE MKT-listed, and NYSE Arca-listed securities are disseminated through “Tape A” and “Tape B,” which constitute the majority of NYSE Euronext’s U.S. revenues from consortium-based market data revenues. We also receive a share of the revenues from “Tape C,” which represents data related to trading of certain securities that are listed on Nasdaq. These revenues are influenced by demand for the data by professional and nonprofessional subscribers. In addition, we receive fees for the display of data on television and for vendor access. Our proprietary products make market data available to subscribers covering activity that takes place solely on our U.S. markets, independent of activity on other markets. Our proprietary data products also include depth of book information, historical price information and corporate action information.
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
In the United States, annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year. Non-U.S. companies pay fees based on the number of listed securities issued or held in the United States. Annual fees are recognized as revenue on a pro rata basis over the calendar year.
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

In general, Euronext Paris, Euronext Amsterdam, Euronext Brussels and Euronext Lisbon and LIFFE Administration and Management (Euronext London) have adopted a common set of listing fees. Under the harmonized fee book, domestic issuers (i.e., those from France, the Netherlands, Belgium and Portugal) pay admission fees to list their securities based on the market capitalization of the respective issuer. Subsequent listings of securities receive a discount on admission fees. Domestic issuers also pay annual fees based on the number of equity securities and their respective market capitalizations at the end of the prior year. Non-domestic companies listing in connection with raising capital are charged admission and annual fees on a similar basis, although they are generally charged lower maximum admission fees and annual fees. Non-domestic companies that are included in the Euronext 100 index are treated as domestic for purposes of their listing fees and their annual fees. Non-domestic companies eligible to the Euronext 100 index based on their market capitalization are also treated as domestic issuers for purpose of their sole listing fees. Euronext Paris and Euronext Lisbon also charge centralization fees for collecting and allocating retail investor orders in IPOs and tender offers.
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
Components of Expenses
Section 31 Fees
See “—Sources of Revenues— Transaction and Clearing Fees” above.
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
We also incur routing charges in the United States when we do not have the best bid or offer in the market for a security that a customer is trying to buy or sell on one of our U.S. securities exchanges. In that case, we route the customer’s order to the external market center that displays the best bid or offer. The external market center charges us a fee per share (denominated in tenths of a cent per share) for routing to its system. We include costs incurred due to erroneous trade execution within routing and clearing. Furthermore, NYSE Arca incurs clearance, brokerage and related transaction expenses, which primarily include costs incurred in self-clearing activities, and per trade service fees paid to exchanges for trade execution.
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

Merger Expenses and Exit Costs
Merger expenses and exit costs consist of severance costs and related curtailment losses, contract termination costs, depreciation charges triggered by the acceleration of certain fixed asset useful lives, legal and other professional fees and expenses directly attributable to business combinations and cost reduction initiatives, as well as retention bonuses awarded specifically in connection with a business combination.

Results of Operations
Three Months Ended March 31, 2013 Versus Three Months Ended March 31, 2012
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended March 31, 2013, as compared to such item for the three months ended March 31, 2012.

	Three months ended March 31,		Percent Increase
(Dollars in Millions)	2013	2012	(Decrease)
Revenues
Transaction and clearing fees	$634	$609	4%
Market data	83	91	(9)%
Listing	110	110	—%
Technology services	80	86	(7)%
Other revenues	56	56	—%
Total revenues	963	952	1%
Transaction-based expenses:
Section 31 fees	75	66	14%
Liquidity payments, routing and clearing	288	285	1%
Total revenues, less transaction-based expenses	600	601	—%
Other operating expenses:
Compensation	161	160	1%
Depreciation and amortization	62	66	(6)%
Systems and communications	43	45	(4)%
Professional services	69	73	(5)%
Selling, general and administrative	55	61	(10)%
Merger expenses and exit costs	8	31	(74)%
Total other operating expenses	398	436	(9)%
Operating income	202	165	22%
Interest expense	(28)	(29)	(3)%
Interest and investment income	1	1	—%
Loss from associates	(2)	(1)	100%
Other income (loss)	(1)	—	(100)%
Income before income taxes	172	136	26%
Income tax provision	(41)	(45)	(9)%
Net income	131	91	44%
Net (income) loss attributable to noncontrolling interest	(5)	(4)	25%
Net income attributable to NYSE Euronext	$126	$87	45%

Highlights
For the three months ended March 31, 2013, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $600 million, $202 million and $126 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $601 million, $165 million and $87 million, respectively, for the three months ended March 31, 2012.
The $1 million decrease in total revenues, less transaction-based expenses, $37 million increase in operating income and $39 million increase in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Total revenues, less transaction-based expenses remained flat — Total revenues, less transaction-based expenses, remained relatively flat quarter over quarter. The increase in transaction and clearing fee revenues due to higher trading volumes in our European derivatives businesses was offset by lower market data and technology services revenues and the negative impact of foreign currency.
Increased operating income — The period-over-period increase in operating income of $37 million was primarily due to a decrease in operating expenses as a result of cost containment initiatives. Excluding the net impact of merger and exit activities, foreign currency ($1 million) and new business initiatives ($9 million), our other operating expenses decreased $33 million or 8% as compared to the three months ended March 31, 2012.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $39 million was mainly due to increased operating income coupled with a lower effective tax rate.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended March 31,
			% of Total Revenues
Segment Revenues (in millions)	2013	2012	2013	2012
Derivatives	$293	$229	30%	24%
Cash Trading and Listings	558	602	58%	63%
Information Services and Technology Solutions	112	121	12%	13%
Total segment revenues	$963	$952	100%	100%
Derivatives

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$271	$206	32%	93%	90%
Market data	10	11	(9)%	3%	5%
Other revenues	12	12	—%	4%	5%
Total revenues	293	229	28%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	92	53	74%	31%	23%
Total revenues, less transaction-based expenses	201	176	14%	69%	77%
Merger expenses and exit costs	2	1	100%	1%	—%
Total other operating expenses	97	97	—%	33%	43%
Operating income	$102	$78	31%	35%	34%
For the three months ended March 31, 2013, Derivatives operating income increased $24 million to $102 million, and operating income as a percentage of revenues in 2013 increased 1 percentage point to 35%. Compared to the three months ended March 31, 2012, the $24 million increase in operating income was mainly driven by a $25 million increase in our total revenues, less transaction-based expenses as a result of a 36% increase in average daily volume and average net revenue capture per contract on our European derivatives platform, partially offset by the impact of foreign currency. Other operating expenses for the three months ended March 31, 2013 remained flat as compared to the same period a year ago.

Cash Trading and Listings

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$363	$403	(10)%	65%	67%
Market data	41	45	(9)%	7%	8%
Listing	110	110	—%	20%	18%
Other revenues	44	44	—%	8%	7%
Total revenues	558	602	(7)%	100%	100%
Transaction-based expenses:
Section 31 fees	75	66	14%	13%	11%
Liquidity payments, routing and clearing	196	232	(16)%	35%	39%
Total revenues, less transaction-based expenses	287	304	(6)%	52%	50%
Merger expenses and exit costs	4	6	(33)%	1%	1%
Total other operating expenses	173	185	(6)%	31%	30%
Operating income	$110	$113	(3)%	20%	19%
For the three months ended March 31, 2013, Cash Trading and Listings operating income as a percentage of revenues increased 1 percentage point to 20%, despite a period-over-period decrease in operating income of $3 million to $110 million. The reduction in operating income is primarily due to a decrease in our total revenues, less transaction-based expenses of $17 million as a result of lower average daily trading volumes across our cash trading venues, partially offset by a decrease in other operating expenses of $12 million, reflecting the results of operating efficiencies.
Information Services and Technology Solutions

	Three months ended March 31,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Market data	$32	$35	(9)%	29%	29%
Technology services	80	86	(7)%	71%	71%
Total revenues	112	121	(7)%	100%	100%
Merger expenses and exit costs	3	6	(50)%	3%	5%
Other operating expenses	87	93	(6)%	78%	77%
Operating income	$22	$22	—%	19%	18%
For the three months ended March 31, 2013, Information Services and Technology Solutions operating income as a percentage of revenues in 2013 increased 1 percentage point to 19%, while operating income remained flat at $22 million compared to the same period in the prior year. This reflects a decrease in total revenues of $9 million due to the lack of large one-time managed services sales in the first quarter of 2013. During the first quarter of 2012, we recognized $4 million of technology services revenue as part of a contract with the Warsaw Stock Exchange. This decrease in revenues was offset by a reduction in operating expenses as a result of our operating efficiencies.
Corporate / Eliminations

	Three months ended March 31,
(in millions)	2013	2012	Increase (decrease)
Revenues, less transaction-based expenses	$—	$—	—%
Total revenues	—	—	—%
Merger expenses and exit costs	(1)	18	(106)%
Other operating expenses	33	30	10%
Operating loss	$(32)	$(48)	(33)%
Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating loss for the three months ended March 31, 2013 decreased $16 million to $32 million compared to the same period a year ago. Such decrease was primarily associated with lower merger expenses and exit costs, partially offset by a $10 million pre-tax stock-based compensation charge for fair value adjustment to liability-settled restricted stock unit awards resulting from the increase in our stock price during the quarterly period. Merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the proposed business combination with ICE in the 2013 period and the terminated business combination with Deutsche Boerse in the 2012 period. Additionally in 2013, we recorded a $10 million benefit to merger expenses in connection with the expiration of the statute of limitations on certain VAT exposure associated with the Euronext merger costs incurred in Europe in 2007.
Non-Operating Income and Expenses
Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. (See "Liquidity and Capital Resources").
Loss from Associates
For the three months ended March 31, 2013, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Other Income (Loss)
For the three months ended March 31, 2013, other income (loss) was $1 million loss, compared to $0 for the three months ended March 31, 2012. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.
Noncontrolling Interest
For the three months ended March 31, 2013 and 2012, NYSE Euronext recorded noncontrolling interest income of $5 million and $4 million, respectively. This mainly reflects the operating income generated by NYSE Amex Options partially offset by the operating losses of NYSE Liffe US.
Income Taxes
For the three months ended March 31, 2013 and 2012, NYSE Euronext provided for income taxes at an estimated tax rate of 23.8% and 33.0%, respectively. NYSE Euronext's effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

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
Cash flows
For the three months ended March 31, 2013, net cash provided by operating activities was $298 million, representing primarily net income of $131 million, depreciation and amortization of $64 million and a favorable change in working capital of $117 million.
Capital expenditures for the three months ended March 31, 2013 were $27 million, and we paid $73 million in dividends to our shareholders during this quarter.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of March 31, 2013, NYSE Euronext did not have significant restricted cash balances.

As of March 31, 2013, approximately $254 million of cash, cash equivalents and financial instruments was held by NYSE Euronext's foreign subsidiaries. If these funds were repatriated to the United States, NYSE Euronext would be required to accrue and pay U.S. taxes except for the amount of cash, if any, that would be treated as a return of capital for U.S. tax purposes.
Net financial indebtedness
As of March 31, 2013, NYSE Euronext had approximately $2.5 billion in debt outstanding and approximately $0.5 billion of cash, cash equivalents and financial investments, resulting in approximately $2.0 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$494	$337
Financial investments	33	43
Cash, cash equivalents and financial investments	527	380
Short term debt	478	454
Long term debt	2,021	2,055
Total debt	2,499	2,509
Net indebtedness	$1,972	$2,129
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
As of March 31, 2013, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of March 31, 2013	Maturity
4.8% senior unsecured notes in U.S. dollar	$414	June 28, 2013
5.375% senior unsecured notes in euro	€920 ($1,179)	June 30, 2015
2.0% senior unsecured notes in U.S. dollar	$850	October 5, 2017

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of March 31, 2013, NYSE Euronext had no debt outstanding under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.0 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is available for general corporate purposes and was not drawn on as of March 31, 2013. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered into in 2007 for an amount of $2.0 billion and subsequently amended and reduced to an amount of $1.2 billion in 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext's ability to engage in additional transactions or incur additional indebtedness.

In 2008 and 2009, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €1.0 billion of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. On October 5, 2012,

NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in June 2013 and approximately €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers. As of March 31, 2013, the outstanding principal amount under the 4.8% notes due in June 2013 and the outstanding 5.375% notes due in June 2015 was $414 million and €920 million, respectively. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

As of March 31, 2013, we were in compliance with all of our debt instrument covenants in all material respects.
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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of March 31, 2013 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$272	$430	$(158)	$(1.6)
Euro	69	48	21	(0.2)
Sterling	159	—	159	(1.6)
Fixed rate positions in
Dollar	—	847	(847)	36.6
Euro	—	1,174	(1,174)	27.5
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of March 31, 2013, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $847 million and $1,174 million, respectively. A hypothetical shift of 1% in the U.S. dollar or the euro interest rate curves would in the aggregate impact the fair value of these positions by $37 million and $28 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in euro and sterling, when interest rates in euro or sterling decrease, NYSE Euronext's net interest and investment income decreases. Based on March 31, 2013 positions, a hypothetical 1% decrease in euro or sterling rates would negatively impact annual income by $0.2 million and $1.6 million, respectively. Because NYSE Euronext is a net borrower in U.S. dollar, when interest rates in U.S. dollar increase, NYSE Euronext net interest and investment income decrease. Based on March 31, 2013 positions, a hypothetical 1% increase in U.S. dollar rates would negatively impact annual income by $1.6 million.
Currency Risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.
NYSE Euronext’s exposure to foreign denominated earnings for the three months ended March 31, 2013 is presented by primary foreign currency in the following table (in millions, except average rates):

	Three months ended March 31, 2013
	Euro	Sterling
Average rate in the period	$1.3202	$1.5522
Average rate in the same period one year before	$1.3113	$1.5713
Foreign denominated percentage of
Revenues	15%	19%
Operating expenses	9%	18%
Operating income	40%	23%
Impact of the currency fluctuations (1) on
Revenues	$1.0	$(2.3)
Operating expenses	0.4	(1.7)
Operating income	0.6	(0.6)

(1)	Represents the impact of currency fluctuation for the three months ended March 31, 2013 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	March 31, 2013
	Position in euros	Position in sterling
Assets	€3,821	£2,707
of which goodwill	1,026	1,073
Liabilities	1,850	353
of which borrowings	952	—
Net currency position before hedging activities	€1,971	£2,354
Impact of hedging activities	91	155
Net currency position	€2,062	£2,509
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$264	$381
At March 31, 2013, NYSE Euronext had net exposure of euro and sterling of €2.1 billion ($2.6 billion) and £2.5 billion ($3.8 billion), respectively. NYSE Euronext's borrowings in euro of €1 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext's net investments in foreign entities. As of March 31, 2013, NYSE Euronext also had €433 million ($557 million) of euro/U.S. dollar contract outstanding and £155 million (€182 million) of sterling/euro and £15 million ($23 million) sterling/U.S. dollar foreign exchange contracts outstanding. These contracts mature between April 2013 and October 2013. As of March 31, 2013, the fair value of these contracts was a $0.3 million liability. Based on March 31, 2013 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext's equity by $264 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext's equity by $381 million. For the three months ended March 31, 2013, currency exchange rate differences had a negative impact of $364 million on NYSE Euronext's consolidated equity.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended March 31, 2013 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Matters
For the three months ended March 31, 2013, the following supplements and amends our discussion set forth in Note 16 (“Commitments and Contingencies - Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2012, and no other matters were reportable during the period.
Shareholder Lawsuits
On March 1, 2013, the New York Supreme Court issued an order denying the defendants' motion to dismiss or stay the New York Consolidated Action in favor of the Delaware Consolidated Action. The defendants appealed the court's order to the Appellate Division, First Department, and moved for a stay of the New York Consolidated Action pending resolution of the appeal. On March 15, 2013, the Appellate Division entered an order staying the New York Consolidated Action on an interim basis, and adjourned for 60 days the motion for a stay pending appeal. The appeal and stay motion remain pending.
On March 13, 2013, the Delaware Court of Chancery granted the Delaware plaintiffs' motion to certify a class of NYSE Euronext shareholders. On April 8, 2013, the Delaware court entered an amended order scheduling a hearing on the Delaware plaintiffs' application for a preliminary injunction for May 10, 2013. The parties completed discovery in the Delaware Consolidated Action on April 12, 2013. On April 16, 2013 the Delaware plaintiffs filed the opening brief in support of their motion for a preliminary injunction, and on May 2, 2013 the defendants filed their opposition brief.
ICE and NYSE Euronext believe the allegations in the complaints in all of the actions are without merit, and will continue to defend against them vigorously. NYSE Euronext does not believe that an estimate of a reasonably possible range of loss can currently be made in connection with the above matters, given the inherent uncertainty and the preliminary stage of these matters.
In addition to the matters described above, NYSE Euronext is from time to time involved in various legal proceedings and responds to inquiries from its regulators that arise in the ordinary course of its business. NYSE Euronext records accrued liabilities for litigation and regulatory matters when those matters represent loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, NYSE Euronext does not establish an accrued liability. As a litigation or regulatory matter develops, NYSE Euronext evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. NYSE Euronext does not believe, based on currently available information, that the results of any of these various proceedings will have a material adverse effect on its financial statements as a whole.
Item 1A. Risk Factors
For the three months ended March 31, 2013, there were no material changes from the "Risk Factors" as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which disclosures are incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description
10.1*
Clearing Agreement, effective as of January 28, 2013, among Euronext Brussels S.A./N.V., Euronext Amsterdam N.V., Euronext Paris S.A., Euronext Lisbon - Sociedade Gestora de Mercados Regulamentados S.A., LIFFE Administration and Management and Banque Centrale de Compensation S.A. and LCH.Clearnet Group Limited.**

10.2*	Form of Bonus Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for certain management committee members).

10.3*	Form of LTIP Restricted Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan (for certain management committee members).

10.4*	Performance Stock Unit Agreement Pursuant to the NYSE Euronext Omnibus Incentive Plan, entered into as of February 6, 2013, by and between the Company and Duncan Niederauer.

10.5*	NYSE Euronext Omnibus Incentive Plan (as amended and restated effective April 25, 2013).

31.1*	Certification of the principal executive officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2*	Certification of the principal financial officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1*	Certification of the principal executive officer and the principal financial officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Report Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

*	Furnished herewith.
**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, NYSE Euronext has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

NYSE Euronext

Date:	May 8, 2013	By:	/s/ Michael S. Geltzeiler
Michael S. Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext