Form 10-Q
period 2013-06-30
NYSE Euronext
filed 2013-08-06
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
As of August 2, 2013, the registrant had approximately 243 million shares of common stock, $0.01 par value per share, outstanding.

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

Item 1. Financial Statements

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$295	$337
Financial investments	27	43
Accounts receivable, net	442	405
Deferred income taxes	65	67
Other current assets	119	156
Total current assets	948	1,008
Property and equipment, net	887	948
Goodwill	4,027	4,163
Other intangible assets, net	5,573	5,783
Deferred income taxes	70	74
Other assets	541	580
Total assets	$12,046	$12,556
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$573	$725
Section 31 fees payable	154	99
Deferred revenue	314	138
Short term debt	179	454
Total current liabilities	1,220	1,416
Long term debt	2,039	2,055
Deferred income taxes	1,401	1,435
Accrued employee benefits	562	602
Deferred revenue	375	378
Other liabilities	22	27
Total liabilities	5,619	5,913
Commitments and contingencies
Redeemable noncontrolling interest	286	274
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 279 and 278 shares issued; 243 and 242 shares outstanding	3	3
Common stock held in treasury, at cost; 36 shares	(968)	(968)
Additional paid-in capital	7,908	7,939
Retained earnings	722	569
Accumulated other comprehensive loss	(1,546)	(1,198)
Total NYSE Euronext stockholders’ equity	6,119	6,345
Noncontrolling interest	22	24
Total equity	6,141	6,369
Total liabilities and equity	$12,046	$12,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
Transaction and clearing fees	$657	$649	1,291	$1,258
Market data	91	87	174	178
Listing	111	112	221	222
Technology services	77	87	157	173
Other revenues	59	51	115	107
Total revenues	995	986	1,958	1,938
Transaction-based expenses:
Section 31 fees	78	86	153	152
Liquidity payments, routing and clearing	306	298	594	583
Total revenues, less transaction-based expenses	611	602	1,211	1,203
Other operating expenses:
Compensation	154	152	315	312
Depreciation and amortization	62	66	124	132
Systems and communications	42	44	85	89
Professional services	67	69	136	142
Selling, general and administrative	57	65	112	126
Merger expenses and exit costs	22	12	30	43
Total other operating expenses	404	408	802	844
Operating income	207	194	409	359
Interest expense	(28)	(29)	(56)	(59)
Investment income	3	1	4	3
Loss from associates	(3)	(2)	(5)	(3)
Net gain (loss) on disposal activities	10	(2)	10	(2)
Other income (loss)	6	3	5	3
Income before income taxes	195	165	367	301
Income tax provision	(17)	(34)	(58)	(79)
Net income	178	131	309	222
Net (income) loss attributable to noncontrolling interest	(5)	(6)	(10)	(10)
Net income attributable to NYSE Euronext	$173	$125	$299	$212
Basic earnings per share attributable to NYSE Euronext	$0.71	$0.50	$1.23	$0.83
Diluted earnings per share attributable to NYSE Euronext	$0.71	$0.49	$1.22	$0.83
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$178	$131	$309	$222
Foreign currency translation, after impact of net investment hedge gain (loss) of $(16), $67, $15 and $31 and taxes of $6, $(27), $(6) and $(13), respectively	39	(242)	(326)	(32)
Reclassification adjustment for realized (gains) losses (1)	—	—	1	—
Change in market value adjustments of available-for-sale securities, net of taxes of $2, $5, $10 and $(3), respectively	(5)	(8)	(25)	5
Employee benefit plan adjustments:
Net gains (losses), net of taxes of $(2), $(2), $(1) and $(4), respectively	7	6	11	12
Reclassification adjustments related to amortization (2)	(4)	(4)	(9)	(8)
Total comprehensive (loss) income	215	(117)	(39)	199
Less: comprehensive (income) loss attributable to noncontrolling interest	(6)	(5)	(11)	(9)
Comprehensive income (loss) attributable to NYSE Euronext	$209	$(122)	$(50)	$190

(1) Reclassified into Other income (loss)
(2) Reclassified into Compensation
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$309	$222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128	132
Deferred income taxes	(1)	58
Deferred revenue amortization	(50)	(47)
Stock-based compensation	34	27
Other non-cash items	(8)	6
Change in operating assets and liabilities:
Accounts receivable, net	(37)	(3)
Other assets	(19)	(40)
Accounts payable, accrued expenses, and Section 31 fees payable	29	(93)
Deferred revenue	227	222
Accrued employee benefits	(54)	(56)
Net cash provided by operating activities	558	428
Cash flows from investing activities:
Sales of short term financial investments	524	539
Purchases of short term financial investments	(510)	(535)
Purchases of equity investments and businesses, net of cash acquired	(78)	(116)
Purchases of property and equipment	(59)	(84)
Other investing activities	36	21
Net cash used in investing activities	(87)	(175)
Cash flows from financing activities:
Commercial paper borrowings (repayments), net	108	200
Debt maturity	(414)	—
Dividends to shareholders	(146)	(152)
Purchases of treasury stock	—	(304)
Employee stock transactions and other	(23)	(16)
Net cash used in financing activities	(475)	(272)
Effects of exchange rate changes on cash and cash equivalents	(38)	3
Net (decrease) increase in cash and cash equivalents for the period	(42)	(16)
Cash and cash equivalents at beginning of period	337	396
Cash and cash equivalents at end of period	$295	$380

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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2012. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Note 2—Strategic Investments and Divestitures
Business Combination

On December 20, 2012, NYSE Euronext announced a definitive agreement for IntercontinentalExchange Group ("ICE") to acquire NYSE Euronext in a stock-and-cash transaction. The acquisition combines two leading exchange groups to create a premier global exchange operator diversified across markets including agricultural and energy commodities, credit derivatives, equities and equity derivatives, foreign exchange and interest rates.
Under the terms of the agreement, which was unanimously approved by the Boards and shareholders (on June 3, 2013) of both companies, the transaction is currently valued at $42.79 per NYSE Euronext share, or a total of approximately $10.6 billion, based on the closing price of ICE's stock on August 1, 2013. NYSE Euronext shareholders will have the option to elect to receive consideration per NYSE Euronext share of (i) $33.12 in cash, (ii) 0.2581 ICE common shares or (iii) a mix of $11.27 in cash plus 0.1703 ICE common shares, subject to a maximum cash consideration of approximately $2.7 billion and a maximum aggregate number of ICE common shares of approximately 42.4 million. The overall mix of the $10.6 billion of merger consideration being paid by ICE is approximately 71% shares and 29% cash. Subject to regulatory approvals, the transaction is expected to close in the second half of 2013.
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

In September 2012, NYSE Euronext and the State of Qatar reached an agreement to reduce NYSE Euronext's ownership in the Qatar Exchange in consideration of the termination of the remaining two $40 million installment payments. As of June 30, 2013, NYSE Euronext owned 12% of the Qatar Exchange.
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
As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instrument on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. During the second quarter of 2013, the external investors put approximately 10% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statements of financial condition.

LCH.Clearnet / ICE Clear Europe Limited

ICE Clear Europe Limited (“ICE Clear”), a company incorporated under the laws of England and Wales and an affiliate of ICE, entered into a Clearing and Financial Intermediary Services Agreement, dated December 20, 2012, with LIFFE Administration and Management (“LIFFE”), an affiliate of NYSE Euronext (the “Agreement”), pursuant to which ICE Clear provides LIFFE central counterparty clearing services and LIFFE provides certain financial intermediary services for LIFFE derivatives products. On July 1, 2013, responsibility for the clearing of the London market of NYSE Liffe transitioned from NYSE Liffe Clearing (LCH.Clearnet Ltd) to ICE Clear. Under the terms and subject to the conditions of the Agreement, ICE Clear is the exclusive provider of central counterparty clearing services for all LIFFE derivatives products existing at July 1, 2013.

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
Note 3—Restructuring
As a result of streamlining certain business processes, NYSE Euronext has launched various severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through June 30, 2013 and the remaining accrual as of June 30, 2013 (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of December 31, 2012	$1	$9	$3	$1	$14
Employee severance and related benefits	10	1	4	—	15
Severance and benefit payments	(9)	(4)	(3)	(1)	(17)
Currency translation	(1)	—	—	—	(1)
Balance as of June 30, 2013	$1	$6	$4	$—	$11

The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at June 30, 2013, NYSE Euronext expects to pay these amounts throughout 2013 and into 2014.
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
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
Summarized financial data of our reportable segments is as follows (in millions):

Three months ended June 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2013
Revenues	$285	$596	$114	$—	$995
Operating income (loss)	100	125	24	(42)	207
2012
Revenues	$240	$626	$119	$1	$986
Operating income (loss)	78	120	23	(27)	194

Six months ended June 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2013
Revenues	$578	$1,154	$226	$—	$1,958
Operating income (loss)	202	235	46	(74)	409
2012
Revenues	$469	$1,228	$240	$1	$1,938
Operating income (loss)	156	233	45	(75)	359

Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$178	$131	$309	$222
Net (income) loss attributable to noncontrolling interest	(5)	(6)	(10)	(10)
Net income attributable to NYSE Euronext	$173	$125	$299	$212

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	243	252	243	255
Dilutive effect of: Employee stock options and restricted stock units	1	1	1	1
Weighted average shares used in diluted computation	244	253	244	256

Basic earnings per share attributable to NYSE Euronext	$0.71	$0.50	$1.23	$0.83
Diluted earnings per share attributable to NYSE Euronext	$0.71	$0.49	$1.22	$0.83
Dividends per common share	$0.30	$0.30	$0.60	$0.60
As of June 30, 2013 and 2012, 4.2 million and 4.8 million restricted stock units, respectively, and options to purchase zero and 0.2 million shares of common stock, respectively, were outstanding. For the three and six months ended June 30, 2013, there were 0.2 million and 0.4 million awards, respectively, excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and six months ended June 30, 2012, there were 1.0 million and 1.7 million awards, respectively, excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.
At June 30, 2013, all of our outstanding restricted stock unit awards are treated as equity-settled awards as a result of the shareholders' approval of the amended stock incentive plan on April 25, 2013.

Note 6—Pension and Other Benefit Programs
The components of net periodic (benefit) expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended June 30,	2013	2012	2013	2012	2013	2012
Service cost	$1	$—	$—	$—	$—	$—
Interest cost	10	11	1	—	2	2
Expected return on assets	(15)	(14)	—	—	—	—
Actuarial loss	4	3	1	1	1	—
Net periodic cost	$—	$—	$2	$1	$3	$2

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Six months ended June 30,	2013	2012	2013	2012	2013	2012
Service cost	$2	$1	$—	$—	$—	$—
Interest cost	20	22	2	1	4	4
Expected return on assets	(30)	(27)	—	—	—	—
Actuarial loss	8	6	1	1	2	1
Net periodic cost	$—	$2	$3	$2	$6	$5

During the three and six months ended June 30, 2013, NYSE Euronext contributed $18 million and $31 million, respectively, to its pension plans. During the three and six months ended June 30, 2012, NYSE Euronext contributed $21 million and $37 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext does not anticipate any additional funding to its pension plans in 2013.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2013	$2,313	$1,476	$374	$4,163
Acquisitions	—	—	—	—
Currency translation and other	(122)	(11)	(3)	(136)
Balance as of June 30, 2013	$2,191	$1,465	$371	$4,027
The following table presents the details of the intangible assets as of June 30, 2013 and December 31, 2012 (in millions):

Balance as of June 30, 2013	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$4,886	$—	Indefinite
Customer relationships	845	285	7 to 20
Trade names and other	187	60	7 to 20
Other intangible assets	$5,918	$345

Balance as of December 31, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$5,042	$—	Indefinite
Customer relationships	876	269	7 to 20
Trade names and other	191	57	7 to 20
Other intangible assets	$6,109	$326
For the three and six months ended June 30, 2013, amortization expense for the intangible assets was approximately $15 million and $30 million, respectively. For the three and six months ended June 30, 2012, amortization expense for the intangible assets was approximately $17 million and $32 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of June 30, 2013 was as follows (in millions):

Year ending December 31,
Remainder of 2013 (from July 1st through December 31st)	$28
2014	58
2015	58
2016	58
2017	58
Thereafter	427
Total	$687

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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in millions):

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$27	$—	$—	$27
Foreign exchange derivative contracts	—	—	—	—
Total Financial investments	$27	$—	$—	$27
Other assets
Equity investments(2)	$31	$—	$—	$31
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$41	$—	$—	$41
Foreign exchange derivative contracts	—	2	—	2
Total Financial investments	$41	$2	$—	$43
Other assets
Equity investments(2)	$66	$—	$—	$66
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	Equity investments represent our investment in Multi Commodity Exchange (“MCX”) of India, which has been recorded at fair value using its quoted market price.

The fair value of our long-term debt instruments, categorized as Level 2, was approximately $2.1 billion as of June 30, 2013. The carrying value of all other financial assets and liabilities approximates fair value.
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
The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of June 30, 2013 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
June 30, 2013		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$681	$—	$3
Derivatives designated as hedging instruments
Foreign exchange contracts	104	—	—
Total derivatives	$785	$—	$3

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.
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
Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship recognized in other comprehensive income for the three and six months ended June 30, 2013 and 2012 were as follows (in millions):

	Gain/ (loss) recognized in other comprehensive income
	Three months ended	Six months ended
	June 30, 2013
Derivatives designated as hedging instrument
Foreign exchange contracts	$2	$1

	Gain/ (loss) recognized in other comprehensive income
	Three months ended	Six months ended
	June 30, 2012
Derivatives designated as hedging instrument
Foreign exchange contracts	$(7)	$(3)
The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and six months ended June 30, 2013 and 2012 were insignificant.
Pre-tax gains and losses recognized in income on derivative instruments not designated in hedging relationship for the three and six months ended June 30, 2013 and 2012 were as follows (in millions):

	Gain/(loss) recognized in income
	Three months ended	Six months ended
Derivatives not designated as hedging instrument	June 30, 2013
Foreign exchange contracts	$(2)	$(4)

	Gain/(loss) recognized in income
	Three months ended	Six months ended
Derivatives not designated as hedging instrument	June 30, 2012
Foreign exchange contracts	$(5)	$(5)
For the six months ended June 30, 2013, NYSE Euronext had foreign exchange contracts in place with tenors of less than 4 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of June 30, 2013, NYSE Euronext had €390 million ($508 million) euro/U.S. dollar contracts outstanding, £142 million (€167 million) sterling/euro and £15 million ($23 million) sterling/U.S. dollar foreign exchange contracts outstanding which together has a combined negative fair value of $3 million. These instruments mature in July 2013 and October 2013.
Pre-tax net losses or gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three and six months ended June 30, 2013 were a $16 million loss and a $15 million gain, respectively. Pre-tax net gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three and six months ended June 30, 2012 were $67 million and $31 million, respectively.
For the six months ended June 30, 2013, NYSE Euronext had no derivative instruments in either fair value hedging relationships or cash flow hedging relationships.
Note 10—Commitments and Contingencies
For the six months ended June 30, 2013, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies - Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2012, and Note 10 (“Commitments and Contingencies”) of the Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2013, and no other matters were reportable during the period.

Shareholder Lawsuits

On May 10, 2013 a hearing was held in the Delaware Court of Chancery on the Delaware plaintiffs' application for a preliminary injunction. At the conclusion of the hearing, the Chancery Court denied the motion in a transcript ruling, finding that the plaintiffs had demonstrated no likelihood of success on the merits and no prospect of irreparable harm, and that the balance of the equities weighed decidedly against the issuance of an injunction. On June 13, 2013, the Federal plaintiff voluntarily dismissed the Federal Action. The New York Consolidated Action and the Delaware Action remain pending.
ICE and NYSE Euronext believe the allegations in the complaints in all of the above actions are without merit, and will continue to defend against them vigorously. NYSE Euronext does not believe that an estimate of a reasonably possible range of loss can currently be made in connection with the above matters, given the inherent uncertainty and the preliminary stage of these matters.
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
Note 11—Income taxes
For the three months ended June 30, 2013 and 2012, our effective tax rate was 8.7% and 20.6%, respectively. For the six months ended June 30, 2013 and 2012, our effective tax rate was 15.6% and 26.2%, respectively.
NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate and the release of reserves following a favorable settlement reached with certain European tax authorities during the three months ended June 30, 2013.
Note 12—Related Party Transactions
LCH.Clearnet
See Note 2 - Strategic Investments and Divestitures - for a discussion of our relationship with LCH.Clearnet.
During the three months ended June 30, 2013, NYSE Euronext sold a portion of its stake in LCH.Clearnet Group Limited resulting in a $10 million gain, included in "Net gain on disposal activities" in the condensed consolidated statements of operations. As of June 30, 2013, NYSE Euronext had a 2.3% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors.
Qatar

See Note 2 - Strategic Investments and Divestitures - for a discussion of our relationship with Qatar.
New York Portfolio Clearing (“NYPC”)
NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC clears fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of June 30, 2013, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended June 30,		Six months ended June 30,
Income (expenses)	2013	2012	2013	2012
LCH.Clearnet	$(12)	$(11)	$(23)	$(22)
Qatar	1	1	1	1
NYPC	—	1	1	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and under Part II, Item IA of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, "Risk Factors". Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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

Technology Services
Revenues are generated primarily from connectivity services related to the SFTI and FIX networks, software licenses and maintenance fees, as well as from consulting services. Co-location revenue is recognized monthly over the life of the contract. We also generate revenues from software license contracts and maintenance agreements. We provide software that allows customers to receive comprehensive market-agnostic connectivity, transaction and data management solutions. Software license revenues are recognized at the time of client acceptance and maintenance agreement revenues are recognized monthly over the life of the maintenance term subsequent to acceptance. Consulting services are offered for customization or installation of the software and for general advisory services. Consulting revenue is generally billed in arrears on a time and materials basis, although customers sometimes prepay for blocks of consulting services in bulk. NYSE Euronext records revenues from subscription agreements on a pro rata basis over the life of the subscription agreements. The unrealized portions of invoiced subscription fees, maintenance fees and prepaid consulting fees are recorded as deferred revenue on the condensed consolidated statements of financial condition.
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

Results of Operations
Three Months Ended June 30, 2013 Versus Three Months Ended June 30, 2012
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended June 30, 2013 and 2012, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended June 30, 2013, as compared to such item for the three months ended June 30, 2012.

	Three months ended June 30,		Percent Increase
(Dollars in Millions)	2013	2012	(Decrease)
Revenues
Transaction and clearing fees	$657	$649	1%
Market data	91	87	5%
Listing	111	112	(1)%
Technology services	77	87	(11)%
Other revenues	59	51	16%
Total revenues	995	986	1%
Transaction-based expenses:
Section 31 fees	78	86	(9)%
Liquidity payments, routing and clearing	306	298	3%
Total revenues, less transaction-based expenses	611	602	1%
Other operating expenses:
Compensation	154	152	1%
Depreciation and amortization	62	66	(6)%
Systems and communications	42	44	(5)%
Professional services	67	69	(3)%
Selling, general and administrative	57	65	(12)%
Merger expenses and exit costs	22	12	83%
Total other operating expenses	404	408	(1)%
Operating income	207	194	7%
Interest expense	(28)	(29)	(3)%
Interest and investment income	3	1	200%
Loss from associates	(3)	(2)	50%
Net gain (loss) on disposal activities	10	(2)	(600)%
Other income	6	3	100%
Income before income taxes	195	165	18%
Income tax provision	(17)	(34)	(50)%
Net income	178	131	36%
Net (income) loss attributable to noncontrolling interest	(5)	(6)	(17)%
Net income attributable to NYSE Euronext	$173	$125	38%

Highlights
For the three months ended June 30, 2013, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $611 million, $207 million and $173 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $602 million, $194 million and $125 million, respectively, for the three months ended June 30, 2012.
The $9 million increase in total revenues, less transaction-based expenses, $13 million increase in operating income and $48 million increase in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — The period-over-period increase in total revenues, less transaction-based expenses, of $9 million was primarily due to an increase in transaction and clearing fee revenues as a result of higher volumes across our derivatives trading venues, higher market data and other revenues, partially offset by reduced volumes in our cash trading venues, a decrease in our technology services revenues and the negative impact of foreign currency.
Increased operating income — The period-over-period increase in operating income of $13 million was primarily due to higher total revenues, less transaction-based expenses and a decrease in operating expenses as a result of cost containment initiatives. Excluding the net impact of merger and exit activities, foreign currency ($2 million) and new business initiatives ($8 million), our other operating expenses decreased $20 million or 5% as compared to the three months ended June 30, 2012.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $48 million was mainly due to increased operating income and a lower effective tax rate as a result of a favorable settlement reached with certain European tax authorities in the 2013 period.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended June 30,
			% of Total Revenues
Segment Revenues (in millions)	2013	2012	2013	2012
Derivatives	$285	$240	29%	24%
Cash Trading and Listings	596	626	60%	64%
Information Services and Technology Solutions	114	119	11%	12%
Total segment revenues	$995	$985	100%	100%
Derivatives

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$262	$219	20%	92%	91%
Market data	10	11	(9)%	4%	5%
Other revenues	13	10	30%	4%	4%
Total revenues	285	240	19%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	90	58	55%	32%	24%
Total revenues, less transaction-based expenses	195	182	7%	68%	76%
Merger expenses and exit costs	3	7	(57)%	1%	3%
Total other operating expenses	92	97	(5)%	32%	41%
Operating income	$100	$78	28%	35%	32%
For the three months ended June 30, 2013, Derivatives operating income increased $22 million to $100 million, and operating income as a percentage of revenues in 2013 increased 3 percentage points to 35%. Compared to the three months ended June 30, 2012, the $22 million increase in operating income was mainly driven by a $13 million increase in our total revenues, less transaction-based expenses as a result of a 13% and 12% increase in our European and U.S. average daily volumes, respectively, partially offset by lower average net revenue capture per contract on our European derivatives platform and the impact of foreign currency. Other operating expenses for the three months ended June 30, 2013 decreased $5 million period-over-period as a result of our cost containment initiatives.

Cash Trading and Listings

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$395	$430	(8)%	66%	69%
Market data	44	44	—%	7%	7%
Listing	111	112	(1)%	19%	18%
Other revenues	46	40	15%	8%	6%
Total revenues	596	626	(5)%	100%	100%
Transaction-based expenses:
Section 31 fees	78	86	(9)%	13%	14%
Liquidity payments, routing and clearing	216	240	(10)%	36%	38%
Total revenues, less transaction-based expenses	302	300	1%	51%	48%
Merger expenses and exit costs	3	7	(57)%	1%	1%
Total other operating expenses	174	173	1%	29%	28%
Operating income	$125	$120	4%	21%	19%
For the three months ended June 30, 2013, Cash Trading and Listings operating income as a percentage of revenues increased 2 percentage points to 21%, and operating income increased $5 million period-over-period to $125 million. The increase in operating income was primarily due to an increase in our total revenues, less transaction-based expenses of $2 million as a result of increased other revenues (including regulatory fees and fees generated by Corpedia, a business acquired in June 2012) and a decrease in our merger expenses and exit costs of $4 million, partially offset by reduced average daily trading volumes across our cash trading venues.
Information Services and Technology Solutions

	Three months ended June 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Market data	$37	$32	16%	32%	27%
Technology services	77	87	(11)%	68%	73%
Total revenues	114	119	(4)%	100%	100%
Merger expenses and exit costs	1	4	(75)%	1%	3%
Other operating expenses	89	92	(3)%	78%	78%
Operating income	$24	$23	4%	21%	19%
For the three months ended June 30, 2013, Information Services and Technology Solutions operating income as a percentage of revenues increased 2 percentage points to 21%, and operating income increased $1 million compared to the same period in the prior year. The increase in operating income was primarily due to a reduction in operating expenses as a result of our operating efficiencies, lower merger expenses and exit costs, partially offset by a decrease in total revenues of $5 million due to the lack of large one-time managed services sales in the second quarter of 2013.
Corporate / Eliminations

	Three months ended June 30,
(in millions)	2013	2012	Increase (decrease)
Revenues, less transaction-based expenses	$—	$1	(100)%
Total revenues	—	1	(100)%
Merger expenses and exit costs	15	(6)	(350)%
Other operating expenses	27	34	(21)%
Operating loss	$(42)	$(27)	56%
Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating loss for the three months ended June 30, 2013 increased $15 million to $42 million compared to the same period a year ago. Merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the proposed business combination with ICE in the 2013 period and the terminated business combination with Deutsche Boerse in the 2012 period.
Non-Operating Income and Expenses
Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. (See "Liquidity and Capital Resources").
Loss from Associates
For the three months ended June 30, 2013, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Net Gain (Loss) on Disposal Activities
For the three months ended June 30, 2013 and 2012, the net gain (loss) on disposal activities was a $10 million gain and a $2 million loss, respectively. The $10 million gain on disposal activities in 2013 reflected the impact of the sale of a portion of our investment in LCH.Clearnet, and the $2 million net loss on disposal activities in 2012 reflected the impact of unwinding our NYSE Blue joint venture. See also Note 2 – Strategic Investments and Divestitures and Note 12 – Related Party Transactions.

Other Income
For the three months ended June 30, 2013, other income was $6 million, compared to $3 million for the three months ended June 30, 2012. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.
Noncontrolling Interest
For the three months ended June 30, 2013 and 2012, NYSE Euronext recorded noncontrolling interest income of $5 million and $6 million, respectively. This mainly reflects the operating income generated by NYSE Amex Options partially offset by the operating losses of NYSE Liffe US.
Income Taxes
For the three months ended June 30, 2013 and 2012, NYSE Euronext provided for income taxes at an estimated tax rate of 8.7% and 20.6%, respectively. NYSE Euronext's effective tax rate in the 2013 period was lower than the statutory rate primarily due to the release of reserves following a favorable settlement reached with certain European tax authorities and higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate.

Six Months Ended June 30, 2013 Versus Six Months Ended June 30, 2012
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the six months ended June 30, 2013, as compared to such item for the six months ended June 30, 2012.

	Six months ended June 30,		Percent Increase
(Dollars in Millions)	2013	2012	(Decrease)
Revenues
Transaction and clearing fees	$1,291	$1,258	3%
Market data	174	178	(2)%
Listing	221	222	—%
Technology services	157	173	(9)%
Other revenues	115	107	7%
Total revenues	1,958	1,938	1%
Transaction-based expenses:
Section 31 fees	153	152	1%
Liquidity payments, routing and clearing	594	583	2%
Total revenues, less transaction-based expenses	1,211	1,203	1%
Other operating expenses:
Compensation	315	312	1%
Depreciation and amortization	124	132	(6)%
Systems and communications	85	89	(4)%
Professional services	136	142	(4)%
Selling, general and administrative	112	126	(11)%
Merger expenses and exit costs	30	43	(30)%
Total other operating expenses	802	844	(5)%
Operating income	409	359	14%
Interest expense	(56)	(59)	(5)%
Interest and investment income	4	3	33%
Loss from associates	(5)	(3)	67%
Net gain (loss) on disposal activities	10	(2)	(600)%
Other income	5	3	67%
Income before income taxes	367	301	22%
Income tax provision	(58)	(79)	(27)%
Net income	309	222	39%
Net (income) loss attributable to noncontrolling interest	(10)	(10)	—%
Net income attributable to NYSE Euronext	$299	$212	41%

Highlights
For the six months ended June 30, 2013, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,211 million, $409 million and $299 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,203 million, $359 million and $212 million, respectively, for the six months ended June 30, 2012.
The $8 million increase in total revenues, less transaction-based expenses, $50 million increase in operating income and $87 million increase in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — The period-over-period increase in total revenues, less transaction-based expenses, of $8 million was primarily due to an increase in transaction and clearing fee revenues due to higher trading volumes in our European derivatives businesses which were offset by lower volumes in our cash trading venues, lower market data and technology services revenues and the negative impact of foreign currency.
Increased operating income — The period-over-period increase in operating income of $50 million was primarily due to an increase in revenues and a decrease in operating expenses as a result of cost containment initiatives. Excluding the net impact of merger and exit activities, foreign currency ($3 million) and new business initiatives ($17 million), our other operating expenses decreased $53 million or 7% as compared to the six months ended June 30, 2012.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $87 million was mainly due to increased operating income and a lower effective tax rate as a result of a favorable settlement reached with certain European tax authorities in the 2013 period.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Six months ended June 30,
			% of Total Revenues
Segment Revenues (in millions)	2013	2012	2013	2012
Derivatives	$578	$469	29%	24%
Cash Trading and Listings	1,154	1,228	59%	64%
Information Services and Technology Solutions	226	240	12%	12%
Total segment revenues	$1,958	$1,937	100%	100%
Derivatives

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$533	$425	25%	92%	90%
Market data	20	22	(9)%	4%	5%
Other revenues	25	22	14%	4%	5%
Total revenues	578	469	23%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	182	111	64%	31%	24%
Total revenues, less transaction-based expenses	396	358	11%	69%	76%
Merger expenses and exit costs	5	8	(38)%	1%	2%
Total other operating expenses	189	194	(3)%	33%	41%
Operating income	$202	$156	29%	35%	33%
For the six months ended June 30, 2013, Derivatives operating income increased $46 million to $202 million, and operating income as a percentage of revenues in 2013 increased 2 percentage points to 35%. Compared to the six months ended June 30, 2012, the $46 million increase in operating income was mainly driven by a $38 million increase in our total revenues, less transaction-based expenses as a result of a 22% increase in our European average daily volumes, partially offset by lower average net revenue capture per contract on our European derivatives platform and the impact of foreign currency. Other operating expenses for the six months ended June 30, 2013 decreased $5 million compared to the same period a year ago reflecting the results of operating efficiencies.

Cash Trading and Listings

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$758	$833	(9)%	66%	68%
Market data	85	89	(4)%	7%	7%
Listing	221	222	—%	19%	18%
Other revenues	90	84	7%	8%	7%
Total revenues	1,154	1,228	(6)%	100%	100%
Transaction-based expenses:
Section 31 fees	153	152	1%	13%	12%
Liquidity payments, routing and clearing	412	472	(13)%	36%	39%
Total revenues, less transaction-based expenses	589	604	(2)%	51%	49%
Merger expenses and exit costs	7	13	(46)%	1%	1%
Total other operating expenses	347	358	(3)%	30%	29%
Operating income	$235	$233	1%	20%	19%
For the six months ended June 30, 2013, Cash Trading and Listings operating income as a percentage of revenues increased 1 percentage point to 20%, and operating income increased $2 million period-over-period to $235 million. The increase in operating income is primarily due to a decrease in other operating expenses of $11 million, reflecting the results of operating efficiencies, a decrease in merger expenses and exit costs of $6 million, partially offset by a decrease in our total revenues, less transaction-based expenses of $15 million as a result of lower average daily trading volumes across our cash trading venues.
Information Services and Technology Solutions

	Six months ended June 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Market data	$69	$67	3%	31%	28%
Technology services	157	173	(9)%	69%	72%
Total revenues	226	240	(6)%	100%	100%
Merger expenses and exit costs	4	10	(60)%	2%	4%
Other operating expenses	176	185	(5)%	78%	77%
Operating income	$46	$45	2%	20%	19%
For the six months ended June 30, 2013, Information Services and Technology Solutions operating income as a percentage of revenues increased 1 percentage point to 20%, while operating income increased $1 million to $46 million. This reflects a decrease in operating expenses as a result of our operating efficiencies which was partially offset by a decrease in total revenues of $14 million due to the lack of large one-time managed services sales in the first half of 2013. During the first half of 2012, we recognized $7 million of technology services revenue as part of a managed services contract with the Warsaw Stock Exchange.
Corporate / Eliminations

	Six months ended June 30,
(in millions)	2013	2012	Increase (decrease)
Revenues, less transaction-based expenses	$—	$1	(100)%
Total revenues	—	1	(100)%
Merger expenses and exit costs	14	12	17%
Other operating expenses	60	64	(6)%
Operating loss	$(74)	$(75)	(1)%
Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating loss for the six months ended June 30, 2013 decreased $1 million to $74 million compared to the same period a year ago. Such decrease was primarily associated with lower merger expenses and exit costs. Merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the proposed business combination with ICE in the 2013 period and the terminated business combination with Deutsche Boerse in the 2012 period. Additionally in 2013, we recorded a $10 million benefit in connection with the expiration of the statute of limitations on certain VAT exposure associated with the Euronext merger costs incurred in Europe in 2007.
Non-Operating Income and Expenses
Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. (See "Liquidity and Capital Resources").
Loss from Associates
For the six months ended June 30, 2013, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Net Gain (Loss) on Disposal Activities
For the six months ended June 30, 2013, the net gain (loss) on disposal activities was a $10 million gain compared to a $2 million loss in the same period a year ago. The $10 million net gain on disposal activities in 2013 reflected the impact of the sale of a portion of our investment in LCH.Clearnet, and the $2 million net loss on disposal activities in 2012 reflected the impact of unwinding our NYSE Blue joint venture. See also Note 2 – Strategic Investments and Divestitures and Note 12 – Related Party Transactions.

Other Income
For the six months ended June 30, 2013, other income was $5 million compared to $3 million for the six months ended June 30, 2012. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.
Noncontrolling Interest
For the six months ended June 30, 2013 and 2012, net income attributable to noncontrolling interest remained flat period-over-period.
Income Taxes
For the six months ended June 30, 2013 and 2012, NYSE Euronext provided for income taxes at an estimated tax rate of 15.6% and 26.2%, respectively. NYSE Euronext's effective tax rate in the 2013 period was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate, and the release of reserves following a favorable settlement reached with certain European tax authorities.

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
Cash flows
For the six months ended June 30, 2013, net cash provided by operating activities was $558 million, representing primarily net income of $309 million, depreciation and amortization of $128 million and a favorable change in working capital of $146 million.
For the six months ended June 30, 2013, capital expenditures were $59 million. In addition, we paid $414 million in connection with the maturity of a portion of our debt as well as $146 million in dividends to our shareholders.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of June 30, 2013, NYSE Euronext did not have significant restricted cash balances.

As of June 30, 2013, approximately $168 million of cash, cash equivalents and financial instruments was held by NYSE Euronext's foreign subsidiaries. If these funds were repatriated to the United States, NYSE Euronext would be required to accrue and pay U.S. taxes except for the amount of cash, if any, that would be treated as a return of capital for U.S. tax purposes.
Net financial indebtedness
As of June 30, 2013, NYSE Euronext had approximately $2.2 billion in debt outstanding and approximately $0.3 billion of cash, cash equivalents and financial investments, resulting in approximately $1.9 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$295	$337
Financial investments	27	43
Cash, cash equivalents and financial investments	322	380
Short term debt	179	454
Long term debt	2,039	2,055
Total debt	2,218	2,509
Net indebtedness	$1,896	$2,129
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
As of June 30, 2013, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of June 30, 2013	Maturity
Commercial paper issued under the global commercial paper program	$108	July 1, 2013
5.375% senior unsecured notes in euro	€920 ($1,196)	June 30, 2015
2.0% senior unsecured notes in U.S. dollar	$850	October 5, 2017

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of June 30, 2013, NYSE Euronext had $0.1 billion of debt outstanding at an average interest rate of 0.3% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.0 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is available for general corporate purposes and was not drawn on as of June 30, 2013. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered into in 2007 for an amount of $2.0 billion and subsequently amended and reduced to an amount of $1.2 billion in 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext's ability to engage in additional transactions or incur additional indebtedness.

In 2008 and 2009, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €1.0 billion of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. On October 5, 2012,

NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in June 2013 and approximately €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers. As of June 30, 2013, the remaining principal amount under the 4.8% notes due in June 2013 was fully redeemed, and the outstanding 5.375% notes due in June 2015 was €920 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

As of June 30, 2013, we were in compliance with all of our debt instrument covenants in all material respects.
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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of June 30, 2013 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$178	$113	$65	$(0.7)
Euro	13	66	(53)	(0.5)
Sterling	132	—	132	(1.3)
Fixed rate positions in
Dollar	—	848	(848)	33
Euro	—	1,191	(1,191)	27
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of June 30, 2013, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $848 million and $1,191 million, respectively. A hypothetical shift of 1% in the U.S. dollar or the euro interest rate curves would in the aggregate impact the fair value of these positions by $33 million and $27 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in U.S. dollar and sterling, when interest rates in U.S. dollar or sterling decrease, NYSE Euronext's net interest and investment income decreases. Based on June 30, 2013 positions, a hypothetical 1% decrease in U.S. dollar or sterling rates would negatively impact annual income by $0.7 million and $1.3 million, respectively. Because NYSE Euronext is a net borrower in euro, when interest rates in euro increase, NYSE Euronext net interest and investment income decrease. Based on June 30, 2013 positions, a hypothetical 1% increase in euro rates would negatively impact annual income by $0.5 million.
Currency Risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.
NYSE Euronext’s exposure to foreign denominated earnings for the six months ended June 30, 2013 is presented by primary foreign currency in the following table (in millions, except average rates):

	Six months ended June 30, 2013
	Euro	Sterling
Average rate in the period	$1.3131	$1.5440
Average rate in the same period one year before	$1.2974	$1.5769
Foreign denominated percentage of
Revenues	15%	18%
Operating expenses	9%	17%
Operating income	38%	22%
Impact of the currency fluctuations (1) on
Revenues	$3.5	$(7.5)
Operating expenses	1.7	(5.6)
Operating income	1.8	(1.9)

(1)	Represents the impact of currency fluctuation for the six months ended June 30, 2013 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	June 30, 2013
	Position in euros	Position in sterling
Assets	€3,736	£2,684
of which goodwill	1,026	1,073
Liabilities	1,855	373
of which borrowings	965	—
Net currency position before hedging activities	€1,881	£2,311
Impact of hedging activities	63	142
Net currency position	€1,944	£2,453
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$253	$373
At June 30, 2013, NYSE Euronext had net exposure of euro and sterling of €1.9 billion ($2.5 billion) and £2.5 billion ($3.7 billion), respectively. NYSE Euronext's borrowings in euro of €1 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext's net investments in foreign entities. As of June 30, 2013, NYSE Euronext also had €390 million ($508 million) of euro/U.S. dollar contract outstanding and £142 million (€167 million) of sterling/euro and £15 million ($23 million) sterling/U.S. dollar foreign exchange contracts outstanding. These contracts mature between April 2013 and October 2013. As of June 30, 2013, the fair value of these contracts was a $3 million liability. Based on June 30, 2013 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext's equity by $253 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext's equity by $373 million. For the six months ended June 30, 2013, currency exchange rate differences had a negative impact of $326 million on NYSE Euronext's consolidated equity.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended June 30, 2013 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Matters
For the six months ended June 30, 2013, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies - Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2012, and Note 10 (“Commitments and Contingencies”) of the Form 10-Q filed by NYSE Euronext for the three months ended March 31, 2013, and no other matters were reportable during the period.

Shareholder Lawsuits

On May 10, 2013 a hearing was held in the Delaware Court of Chancery on the Delaware plaintiffs' application for a preliminary injunction. At the conclusion of the hearing, the Chancery Court denied the motion in a transcript ruling, finding that the plaintiffs had demonstrated no likelihood of success on the merits and no prospect of irreparable harm, and that the balance of the equities weighed decidedly against the issuance of an injunction. On June 13, 2013, the Federal plaintiff voluntarily dismissed the Federal Action. The New York Consolidated Action and the Delaware Action remain pending.
ICE and NYSE Euronext believe the allegations in the complaints in all of the above actions are without merit, and will continue to defend against them vigorously. NYSE Euronext does not believe that an estimate of a reasonably possible range of loss can currently be made in connection with the above matters, given the inherent uncertainty and the preliminary stage of these matters.
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
Item 1A. Risk Factors
For the six months ended June 30, 2013, there were no material changes from the "Risk Factors" as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2013, which disclosures are incorporated herein by reference, other then the risks discussed below, which supplement the Risk Factors disclosed in such Annual and Quarterly reports.

Systems failures elsewhere in the securities trading industry could also negatively impact us.

Several high-profile systems failures occurred recently in the U.S. securities trading industry, renewing concerns among regulators and investors about the safety and resiliency of securities trading platforms. It is possible that securities regulators could impose new requirements for securities trading platforms that would be costly for us to implement, or that could result in a decrease in demand for some of our services. In particular, the public comment period recently ended for the SEC's proposed Regulation Systems Compliance and Integrity (“Regulation SCI”). If the SEC adopts Regulation SCI as it is currently proposed, our securities trading platforms and other technological systems would be subject to more extensive regulation and oversight. Ensuring our compliance with the requirements of Regulation SCI could require significant implementation costs as well as increased ongoing administrative expenses and burdens.  If systems failures in the industry continue to occur, it is also possible that investor confidence in the securities trading industry could diminish, leading to decreased trading volume and revenue. Whether or not any of our own systems experience material failures, any of these developments could adversely affect our business, financial condition and operating results.

Damage to our reputation could adversely affect our business.

One of our competitive strengths is our strong reputation and brand name. Our reputation could be harmed in many different ways, including by regulatory, governance or technology failures or the activities of members or listed companies whom we do not control. In addition, on July 9, 2013, one of our subsidiaries, NYSE Euronext Rate Administration Limited, was appointed as the new administrator for LIBOR, subject to regulatory approval.  Any failures or negative publicity resulting from the transition of administration from the British Bankers' Association to NYSE Euronext Rate Administration Limited or following completion of the transition could result in a further loss of confidence in the administration of LIBOR and could harm our reputation. Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges. Any of these events could adversely affect our business, financial condition and operating results.

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

NYSE Euronext

Date:	August 6, 2013	By:	/s/ Michael S. Geltzeiler
Michael S. Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext