Form 10-Q
period 2013-09-30
NYSE Euronext
filed 2013-11-05
CIK 1368007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☑
As of November 1, 2013, the registrant had approximately 243 million shares of common stock, $0.01 par value per share, outstanding.

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

Item 1. Financial Statements

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In millions, except per share data)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$404	$337
Financial investments	33	43
Accounts receivable, net	399	405
Deferred income taxes	65	67
Other current assets	111	156
Total current assets	1,012	1,008
Property and equipment, net	893	948
Goodwill	4,191	4,163
Other intangible assets, net	5,803	5,783
Deferred income taxes	67	74
Other assets	432	580
Total assets	$12,398	$12,556
Liabilities and equity
Current liabilities:
Accounts payable and accrued expenses	$618	$725
Section 31 fees payable	21	99
Deferred revenue	225	138
Short term debt	213	454
Total current liabilities	1,077	1,416
Long term debt	2,088	2,055
Deferred income taxes	1,362	1,435
Accrued employee benefits	560	602
Deferred revenue	384	378
Other liabilities	22	27
Total liabilities	5,493	5,913
Commitments and contingencies
Redeemable noncontrolling interest	273	274
Equity
NYSE Euronext stockholders’ equity:
Common stock, $0.01 par value, 800 shares authorized; 279 and 278 shares issued; 243 and 242 shares outstanding	3	3
Common stock held in treasury, at cost; 36 shares	(966)	(968)
Additional paid-in capital	7,934	7,939
Retained earnings	827	569
Accumulated other comprehensive loss	(1,187)	(1,198)
Total NYSE Euronext stockholders’ equity	6,611	6,345
Noncontrolling interest	21	24
Total equity	6,632	6,369
Total liabilities and equity	$12,398	$12,556
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
Transaction and clearing fees	$554	$570	1,845	$1,828
Market data	91	85	265	263
Listing	113	112	334	334
Technology services	74	81	231	254
Other revenues	58	54	173	161
Total revenues	890	902	2,848	2,840
Transaction-based expenses:
Section 31 fees	61	74	214	226
Liquidity payments, routing and clearing	255	269	849	852
Total revenues, less transaction-based expenses	574	559	1,785	1,762
Other operating expenses:
Compensation	150	145	465	457
Depreciation and amortization	64	64	188	196
Systems and communications	40	44	125	133
Professional services	63	76	199	218
Selling, general and administrative	55	59	167	185
Merger expenses and exit costs	24	18	54	61
Total other operating expenses	396	406	1,198	1,250
Operating income	178	153	587	512
Interest expense	(23)	(29)	(78)	(88)
Investment income	—	1	3	4
Loss from associates	(2)	(2)	(7)	(5)
Net gain (loss) on disposal activities	5	—	15	(2)
Other income (loss)	—	1	5	4
Income before income taxes	158	124	525	425
Income tax benefit (provision)	24	(12)	(34)	(91)
Net income	182	112	491	334
Net (income) loss attributable to noncontrolling interest	(4)	(4)	(14)	(14)
Net income attributable to NYSE Euronext	$178	$108	$477	$320
Basic earnings per share attributable to NYSE Euronext	$0.73	$0.44	$1.96	$1.27
Diluted earnings per share attributable to NYSE Euronext	$0.73	$0.44	$1.95	$1.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$182	$112	$491	$334
Foreign currency translation, after impact of net investment hedge gain (loss) of $(41), $(17), $(26) and $14 and taxes of $16, $10, $10 and $(3), respectively	370	159	44	127
Reclassification adjustment for realized (gains) losses (1)	(1)	—	—	—
Change in market value adjustments of available-for-sale securities, net of taxes of $3, $(4), $13 and $(7), respectively	(12)	9	(37)	14
Employee benefit plan adjustments:
Net gains (losses), net of taxes of $(2), $(2), $(3) and $(6), respectively	8	2	19	6
Reclassification adjustments related to amortization (2)	(5)	—	(14)	—
Total comprehensive (loss) income	542	282	503	481
Less: comprehensive (income) loss attributable to noncontrolling interest	(4)	(5)	(14)	(14)
Comprehensive income (loss) attributable to NYSE Euronext	$538	$277	$489	$467

(1) Reclassified into Other income (loss)
(2) Reclassified into Compensation
The accompanying notes are an integral part of these condensed consolidated financial statements.

NYSE EURONEXT
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$491	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	196
Deferred income taxes	(74)	38
Deferred revenue amortization	(75)	(71)
Stock-based compensation	47	37
Other non-cash items	(17)	11
Change in operating assets and liabilities:
Accounts receivable, net	5	15
Other assets	(20)	47
Accounts payable, accrued expenses, and Section 31 fees payable	(96)	(349)
Deferred revenue	165	158
Accrued employee benefits	(56)	(59)
Net cash provided by operating activities	565	357
Cash flows from investing activities:
Sales of short term financial investments	522	583
Purchases of short term financial investments	(511)	(578)
Purchases of equity investments and businesses, net of cash acquired	(82)	(120)
Sales of equity investments and businesses	156	—
Purchases of property and equipment	(96)	(125)
Other investing activities	(1)	25
Net cash used in investing activities	(12)	(215)
Cash flows from financing activities:
Commercial paper borrowings (repayments), net	184	423
Debt maturity	(414)	—
Dividends to shareholders	(219)	(226)
Sale (purchase) of treasury stock	2	(424)
Employee stock transactions and other	(29)	(20)
Net cash used in financing activities	(476)	(247)
Effects of exchange rate changes on cash and cash equivalents	(10)	19
Net increase (decrease)in cash and cash equivalents for the period	67	(86)
Cash and cash equivalents at beginning of period	337	396
Cash and cash equivalents at end of period	$404	$310

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
The condensed consolidated financial statements are unaudited and should be read in conjunction with the audited financial statements of NYSE Euronext as of and for the year ended December 31, 2012. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Note 2—Strategic Investments and Divestitures
Business Combination

On December 20, 2012, NYSE Euronext announced a definitive agreement for IntercontinentalExchange Group ("ICE") to acquire NYSE Euronext in a stock-and-cash transaction. The agreement, which was amended and restated on March 19, 2013, provides for the combination of two leading exchange groups to create a premier global exchange operator diversified across markets including agricultural and energy commodities, credit derivatives, equities and equity derivatives, foreign exchange and interest rates.
Under the terms of the agreement, which was unanimously approved by the Boards and shareholders (on June 3, 2013) of both companies, the transaction is currently valued at approximately $10.9 billion, based on the closing price of ICE's stock on November 1, 2013. Under the terms of the merger agreement, NYSE Euronext shareholders had the option to elect to receive consideration per NYSE Euronext share of (i) $33.12 in cash, (ii) 0.2581 ICE common shares or (iii) a mix of $11.27 in cash plus 0.1703 ICE common shares, with each of the cash and stock elections subject to proration to ensure maximum cash consideration of approximately $2.7 billion and a maximum aggregate number of ICE common shares of approximately 42.4 million. The election period ended 5:00 p.m. New York time on October 31, 2013. Based on the closing price of ICE's stock on November 1, 2013, the overall mix of the $10.9 billion of merger consideration being paid by ICE is approximately 75% shares and 25% cash. NYSE Euronext has announced that subject to regulatory approvals, the transaction is expected to close in November 2013.
Qatar
In 2009, NYSE Euronext agreed to contribute $200 million in cash to acquire a 20% ownership interest in the Qatar Exchange, $40 million of which was paid upon closing on June 19, 2009, with two additional $40 million payments made in June 2010 and June 2011. The agreement required the remaining $80 million to be paid in two equal installments annually in June 2012 and June 2013. In September 2012, NYSE Euronext and Qatar Investment Authority reached an agreement to reduce our ownership from 20% to 12% in the Qatar Exchange in consideration of the termination of the remaining two $40 million installment payments. In addition, in September 2013, NYSE Euronext sold its remaining 12% stake in the Qatar Exchange to Qatar Holding in exchange for $120 million, resulting in a $5 million gain, primarily due to movement in foreign currency, included in "Net gain on disposal activities" in the condensed consolidated statements of operation.
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

In October 2012, NYSE Euronext and CDC Climat, a subsidiary of CDC, who own 60% and 40% of BlueNext, respectively, voted in favor of the closure of this entity. Operations of BlueNext ceased as of December 5, 2012. The impact of these transactions was not material to the condensed consolidated financial statements.
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
As part of the agreement, the external investors have received an equity instrument which is tied to their individual contribution to the options exchange’s success. Under the terms of the agreement, the external investors have the option to require NYSE Euronext to repurchase a portion of the instrument on an annual basis over the course of five years starting in 2011. The amount NYSE Euronext is required to purchase under this arrangement is capped each year at between 5% and 15% of the total outstanding shares of NYSE Amex Options. During the first nine months of 2013, the external investors put approximately 10% of the total outstanding shares of NYSE Amex Options back to NYSE Euronext. NYSE Euronext recognized the full redemption value, i.e. fair value, of this instrument as mezzanine equity and classified the related balance as “Redeemable noncontrolling interest” in the condensed consolidated statements of financial condition. As of September 30, 2013, NYSE Euronext holds 57.76% equity interest of NYSE Amex Options.

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

On October 14, 2013, NYSE Euronext and LCH.Clearnet SA signed a new five-year agreement to clear NYSE Euronext's continental listed derivatives business, which included governance changes that will take effect immediately and new commercial terms beginning in April 2014. Starting April 1, 2014, NYSE Euronext will begin recognizing revenues as a result of this new agreement and will compensate LCH.Clearnet SA for certain clearing and risk management services.

Note 3—Restructuring
As a result of streamlining certain business processes, NYSE Euronext has launched various severance plans in the U.S. and Europe. The following is a summary of the severance charges recognized in connection with these plans, utilization of the accrual through September 30, 2013 and the remaining accrual as of September 30, 2013 (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
Balance as of December 31, 2012	$1	$9	$3	$1	$14
Employee severance and related benefits	8	2	4	—	14
Severance and benefit payments	(7)	(5)	(4)	—	(16)
Currency translation	(1)	—	—	—	(1)
Balance as of September 30, 2013	$1	$6	$3	$1	$11
The severance charges are included in merger expenses and exit costs in the condensed consolidated statements of operations. Based on current severance dates and the accrued severance at September 30, 2013, NYSE Euronext expects to pay these amounts throughout 2013 and into 2014.
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
The following is a description of our reportable segments:
Derivatives consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in derivatives products, options and futures;

•	providing certain clearing services for derivative products; and

•	selling and distributing market data and related information.
Cash Trading and Listings consist of the following in NYSE Euronext’s global businesses:

•	providing access to trade execution in cash trading;

•	providing settlement of transactions in certain European markets;

•	obtaining new listings and servicing existing listings;

•	selling and distributing market data and related information; and

•	providing regulatory services.
Information Services and Technology Solutions consist of the following in NYSE Euronext’s global businesses:

•	operating sellside and buyside connectivity networks for our markets and for other major market centers and market participants in the United States, Europe and Asia;

•	providing trading and information technology software and solutions;

•	selling and distributing market data and related information to data subscribers for proprietary data products; and

•	providing multi-asset managed services and expert consultancy to exchanges and liquidity centers.
Summarized financial data of our reportable segments is as follows (in millions):

Three months ended September 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2013
Revenues	$236	$541	$113	$—	$890
Operating income (loss)	84	115	23	(44)	178
2012
Revenues	$220	$569	$113	$—	$902
Operating income (loss)	55	102	21	(25)	153

Nine months ended September 30,	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Corporate/ Eliminations	Total
2013
Revenues	$814	$1,695	$339	$—	$2,848
Operating income (loss)	286	350	69	(118)	587
2012
Revenues	$689	$1,797	$353	$1	$2,840
Operating income (loss)	211	335	66	(100)	512

Note 5—Earnings and Dividend Per Share
The following is a reconciliation of the basic and diluted earnings per share computations (in millions, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$182	$112	$491	$334
Net (income) loss attributable to noncontrolling interest	(4)	(4)	(14)	(14)
Net income attributable to NYSE Euronext	$178	$108	$477	$320

Shares of common stock and common stock equivalents: Weighted average shares used in basic computation	243	246	243	252
Dilutive effect of: Employee stock options and restricted stock units	2	1	2	1
Weighted average shares used in diluted computation	245	247	245	253

Basic earnings per share attributable to NYSE Euronext	$0.73	$0.44	$1.96	$1.27
Diluted earnings per share attributable to NYSE Euronext	$0.73	$0.44	$1.95	$1.26
Dividends per common share	$0.30	$0.30	$0.90	$0.90
As of September 30, 2013 and 2012, 4.2 million and 4.7 million restricted stock units, respectively, and options to purchase zero and 0.2 million shares of common stock, respectively, were outstanding. For the three and nine months ended September 30, 2013, there were zero and 0.2 million awards, respectively, excluded from the diluted earnings per share computation because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2012, there were 0.3 million and 1.0 million awards, respectively, excluded from the diluted earnings per share computation because their effect would have been anti-dilutive.

Note 6—Pension and Other Benefit Programs
The components of net periodic benefit expense are set forth below (in millions):

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Three months ended September 30,	2013	2012	2013	2012	2013	2012
Service cost	$1	$1	$—	$—	$—	$—
Interest cost	10	10	1	—	2	2
Expected return on assets	(14)	(14)	—	—	—	—
Actuarial loss	3	4	—	1	—	—
Net periodic cost	$—	$1	$1	$1	$2	$2

	Pension Plans		SERP Plans		Postretirement Benefit Plans
Nine months ended September 30,	2013	2012	2013	2012	2013	2012
Service cost	$3	$2	$—	$—	$—	$—
Interest cost	30	32	3	2	6	6
Expected return on assets	(44)	(41)	—	—	—	—
Actuarial loss	11	10	1	1	2	2
Net periodic cost	$—	$3	$4	$3	$8	$8

During the three and nine months ended September 30, 2013, NYSE Euronext contributed $1 million and $32 million, respectively, to its pension plans. During the three and nine months ended September 30, 2012, NYSE Euronext contributed $1 million and $38 million, respectively, to its pension plans. Based on current actuarial assumptions, NYSE Euronext does not anticipate any additional funding to its pension plans for the remainder of 2013.
Note 7—Goodwill and Other Intangible Assets
The change in the net carrying amount of goodwill by reportable segments was as follows (in millions):

	Derivatives	Cash Trading and Listings	Information Services and Technology Solutions	Total
Balance as of January 1, 2013	$2,313	$1,476	$374	$4,163
Currency translation and other	4	21	3	28
Balance as of September 30, 2013	$2,317	$1,497	$377	$4,191
The following table presents the details of the intangible assets as of September 30, 2013 and December 31, 2012 (in millions):

Balance as of September 30, 2013	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$5,102	$—	Indefinite
Customer relationships	882	310	7 to 20
Trade names and other	194	65	7 to 20
Other intangible assets	$6,178	$375

Balance as of December 31, 2012	Assigned value	Accumulated amortization	Useful Life (in years)
National securities exchange registrations	$5,042	$—	Indefinite
Customer relationships	876	269	7 to 20
Trade names and other	191	57	7 to 20
Other intangible assets	$6,109	$326
For the three and nine months ended September 30, 2013, amortization expense for the intangible assets was approximately $15 million and $45 million, respectively. For the three and nine months ended September 30, 2012, amortization expense for the intangible assets was approximately $14 million and $46 million, respectively.
The estimated future amortization expense of acquired purchased intangible assets as of September 30, 2013 was as follows (in millions):

Year ending December 31,
Remainder of 2013 (from October 1st through December 31st)	$13
2014	58
2015	58
2016	58
2017	58
Thereafter	456
Total	$701

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
The following table presents NYSE Euronext’s fair value hierarchy of those assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in millions):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$29	$—	$—	$29
Foreign exchange derivative contracts	—	4	—	4
Total Financial investments	$29	$4	$—	$33
Other assets
Equity investments(2)	$15	$—	$—	$15
Liabilities
Foreign exchange derivative contracts	$—	$4	$—	$4

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Investments
Mutual Funds (SERP/SESP)(1)	$41	$—	$—	$41
Foreign exchange derivative contracts	—	2	—	2
Total Financial investments	$41	$2	$—	$43
Other assets
Equity investments(2)	$66	$—	$—	$66
Liabilities
Foreign exchange derivative contracts	$—	$3	$—	$3

(1)	Equity and fixed income mutual funds held for the purpose of providing future payments of Supplemental Executive Retirement Plan (SERP) and Supplemental Executive Savings Plan (SESP).

(2)	Equity investments represent our investment in Multi Commodity Exchange (“MCX”) of India, which has been recorded at fair value using its quoted market price.

The fair value of our long-term debt instruments, categorized as Level 2, was approximately $2.2 billion as of September 30, 2013. The carrying value of all other financial assets and liabilities approximates fair value. There were no investment transfers amongst levels.
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

The following presents the aggregated notional amount and the fair value of NYSE Euronext’s derivative instruments reported on the condensed consolidated statement of financial condition as of September 30, 2013 (in millions):

	Notional Amount	Fair Value of Derivative Instruments
September 30, 2013		Asset(1)	Liability(2)
Derivatives not designated as hedging instruments
Foreign exchange contracts	$580	$4	$—
Derivatives designated as hedging instruments
Foreign exchange contracts	104	—	4
Total derivatives	$684	$4	$4

(1)	Included in “Financial investments” in the condensed consolidated statements of financial condition.

(2)	Included in “Short term debt” in the condensed consolidated statements of financial condition.
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
Pre-tax gains and losses on derivative instruments designated as hedging items under net investment hedging relationship recognized in other comprehensive income for the three and nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Gain/ (loss) recognized in other comprehensive income
	Three months ended	Nine months ended
	September 30, 2013
Derivatives designated as hedging instrument
Foreign exchange contracts	$(4)	$(3)

	Gain/ (loss) recognized in other comprehensive income
	Three months ended	Nine months ended
	September 30, 2012
Derivatives designated as hedging instrument
Foreign exchange contracts	$—	$(3)
The ineffective portion of the pre-tax gains and losses on derivative instruments designated as hedged items under net investment hedging relationship for the three and nine months ended September 30, 2013 and 2012 were insignificant.
Pre-tax gains and losses recognized in income on derivative instruments not designated in hedging relationship for the three and nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Gain/(loss) recognized in income
	Three months ended	Nine months ended
Derivatives not designated as hedging instrument	September 30, 2013
Foreign exchange contracts	$19	$15

	Gain/(loss) recognized in income
	Three months ended	Nine months ended
Derivatives not designated as hedging instrument	September 30, 2012
Foreign exchange contracts	$(4)	$(9)
For the nine months ended September 30, 2013, NYSE Euronext had foreign exchange contracts in place with tenors of less than 4 months in order to hedge various financial positions. Certain contracts were designated as hedging instruments under the Derivatives and Hedging Topic. As of September 30, 2013, NYSE Euronext had €262 million ($348 million) euro/U.S. dollar contracts outstanding, £162 million (€192 million) sterling/euro and £15 million ($24 million) sterling/U.S. dollar foreign exchange contracts outstanding which together has a combined negative fair value of $0 million. These instruments matured in October 2013.
Pre-tax net losses or gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three and nine months ended September 30, 2013 were a loss of $41 million loss and a $26 million, respectively. Pre-tax net losses and gains on non-derivative net investment hedging relationships recognized in “Other comprehensive income” for the three and nine months ended September 30, 2012 were $17 million loss and $14 million gain, respectively.
For the nine months ended September 30, 2013, NYSE Euronext had no derivative instruments in either fair value hedging relationships or cash flow hedging relationships.
Note 10—Commitments and Contingencies
For the nine months ended September 30, 2013, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies - Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2012, and Note 10 (“Commitments and Contingencies”) of the Forms 10-Q filed by NYSE Euronext for the periods ending March 31, 2013 and June 30, 2013, respectively, and no other matters were reportable during the period.
Shareholder Lawsuits
On October 11, 2013, the New York Supreme Court so-ordered the parties’ stipulation of voluntarily discontinuance, and dismissed the New York Consolidated Action without prejudice.  On October 14, 2013, the Delaware Court of Chancery granted the Delaware plaintiffs’ notice and proposed order of dismissal, and dismissed the Delaware Action without prejudice.  All of the shareholder lawsuits brought to challenge the merger have now been dismissed.
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
Note 11—Income taxes
For the three months ended September 30, 2013, we had a tax benefit of 15.1% while for the three months ended September 30, 2012, our effective tax rate was 9.7%. For the nine months ended September 30, 2013 and 2012, our effective tax rate was 6.4% and 21.5%, respectively.
NYSE Euronext’s effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the three and nine months ended September 30, 2013, our effective tax rate reflected a discrete deferred tax benefit of $58 million related to an enacted reduction in corporate tax rate from 23% to 20% in the United Kingdom. For the nine months ended September 30, 2013, our effective tax rate also reflected the release of reserves following a favorable settlement reached with certain European tax authorities.
Note 12—Related Party Transactions
LCH.Clearnet
See Note 2 - Strategic Investments and Divestitures - for a discussion of our relationship with LCH.Clearnet.
During the nine months ended September 30, 2013, NYSE Euronext sold a portion of its stake in LCH.Clearnet Group Limited resulting in a $10 million gain, included in "Net gain on disposal activities" in the condensed consolidated statements of operations. As of September 30, 2013, NYSE Euronext had a 2.3% stake in LCH.Clearnet Group Limited’s outstanding share capital and the right to appoint one director to its board of directors. In additional, as a result of the transfer of the clearing services from LCH.Clearnet to ICE Clear Europe Limited on July 1, 2013, NYSE Euronext ceased its quarterly payments to LCH.Clearnet.
Qatar
See Note 2 - Strategic Investments and Divestitures - for a discussion of our relationship with Qatar.
New York Portfolio Clearing (“NYPC”)

NYPC, NYSE Euronext’s joint venture with The Depository Trust & Clearing Corporation (“DTCC”), became operational in the first quarter of 2011. NYPC clears fixed income derivatives traded on NYSE Liffe US and will have the ability to provide clearing services for other exchanges and Derivatives Clearing Organizations in the future. NYPC uses NYSE Euronext’s clearing technology, TRS/CPS, to process and manage cleared positions and post-trade position transfers. DTCC’s Fixed Income Clearing Corporation provides capabilities in risk management, settlement, banking and reference data systems. As of September 30, 2013, NYSE Euronext had a minority ownership interest in, and board representation on, DTCC.

The following presents revenues derived and expenses incurred from these related parties (in millions):

	Three months ended September 30,		Nine months ended September 30,
Income (expenses)	2013	2012	2013	2012
LCH.Clearnet	$—	$(11)	$(23)	$(33)
Qatar	—	1	1	2
NYPC	1	(1)	2	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements. Actual results may differ from such forward-looking statements. See “Forward-Looking Statements” and the information under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012 and under Part II, Item IA of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013, "Risk Factors". Certain prior period amounts presented in the discussion and analysis have been reclassified to conform to the current presentation.
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

Uncertainty in the global credit markets that commenced with the upheaval in 2008 continues to impact the economy. Equity market indices have continued to experience volatility. Economic uncertainty in the European Union, as well as uncertainty with the United States budget process and debt ceiling, may also continue to negatively affect global financial markets. In addition, regulatory uncertainty is affecting our clients' activities, business models and technology spending. Although markets have shown signs of improvement, these factors have adversely affected our revenues and operating income and may negatively impact future growth.

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
Professional Services
Professional services expense includes consulting charges related to various technological and operational initiatives, including fees paid to LCH.Clearnet and ICE Clear Europe (commenced on July 1, 2013) in connection with certain clearing guarantee arrangements and FINRA in connection with the performance of certain member firm regulatory functions, as well as legal and audit fees.
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

Results of Operations
Three Months Ended September 30, 2013 Versus Three Months Ended September 30, 2012
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the three months ended September 30, 2013, as compared to such item for the three months ended September 30, 2012.

	Three months ended September 30,		Percent Increase
(Dollars in Millions)	2013	2012	(Decrease)
Revenues
Transaction and clearing fees	$554	$570	(3)%
Market data	91	85	7%
Listing	113	112	1%
Technology services	74	81	(9)%
Other revenues	58	54	7%
Total revenues	890	902	(1)%
Transaction-based expenses:
Section 31 fees	61	74	(18)%
Liquidity payments, routing and clearing	255	269	(5)%
Total revenues, less transaction-based expenses	574	559	3%
Other operating expenses:
Compensation	150	145	3%
Depreciation and amortization	64	64	—%
Systems and communications	40	44	(9)%
Professional services	63	76	(17)%
Selling, general and administrative	55	59	(7)%
Merger expenses and exit costs	24	18	33%
Total other operating expenses	396	406	(2)%
Operating income	178	153	16%
Interest expense	(23)	(29)	(21)%
Interest and investment income	—	1	(100)%
Loss from associates	(2)	(2)	—%
Net gain (loss) on disposal activities	5	—	100%
Other income	—	1	(100)%
Income before income taxes	158	124	27%
Income tax provision	24	(12)	(300)%
Net income	182	112	63%
Net (income) loss attributable to noncontrolling interest	(4)	(4)	—%
Net income attributable to NYSE Euronext	$178	$108	65%

Highlights
For the three months ended September 30, 2013, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $574 million, $178 million and $178 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $559 million, $153 million and $108 million, respectively, for the three months ended September 30, 2012.
The $15 million increase in total revenues, less transaction-based expenses, $25 million increase in operating income and $70 million increase in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — The period-over-period increase in total revenues, less transaction-based expenses, of $15 million was primarily due to better average revenue capture per contract on our US derivatives platform, higher market data revenues, other revenues and the positive impact of foreign currency, partially offset by lower volumes across our trading venues and a decrease in our technology services revenues.
Increased operating income — The period-over-period increase in operating income of $25 million was primarily due to higher total revenues, less transaction-based expenses and a decrease in operating expenses as a result of cost containment initiatives. Excluding the net impact of merger and exit activities, foreign currency ($1 million) and new business initiatives ($2 million), our other operating expenses decreased $19 million or 5% as compared to the three months ended September 30, 2012.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $70 million was mainly due to increased operating income and a tax benefit as a result of certain discrete tax income which was not tax effected.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Three months ended September 30,
			% of Total Revenues
Segment Revenues (in millions)	2013	2012	2013	2012
Derivatives	$236	$220	26%	24%
Cash Trading and Listings	541	569	61%	63%
Information Services and Technology Solutions	113	113	13%	13%
Total segment revenues	$890	$902	100%	100%
Derivatives

	Three months ended September 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$217	$198	10%	92%	90%
Market data	10	11	(9)%	4%	5%
Other revenues	9	11	(18)%	4%	5%
Total revenues	236	220	7%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	70	56	25%	30%	25%
Total revenues, less transaction-based expenses	166	164	1%	70%	75%
Merger expenses and exit costs	1	13	(92)%	—%	6%
Total other operating expenses	81	96	(16)%	34%	44%
Operating income	$84	$55	53%	36%	25%
For the three months ended September 30, 2013, Derivatives operating income increased $29 million to $84 million, and operating income as a percentage of revenues in 2013 increased 11 percentage points to 36%. Compared to the three months ended September 30, 2012, the $29 million increase in operating income was mainly driven by a $2 million increase in our total revenues, less transaction-based expenses as a result of higher average net revenue capture per contract on our US derivatives platform and lower operating expenses, partially offset by a decrease of 8% and 1% in our European and U.S. average daily volumes, respectively, reduced average net revenue capture per contract on our European derivatives platform, and the negative impact of foreign currency (primarily sterling). Other operating expenses for the three months ended September 30, 2013 decreased $15 million period-over-period as a result of our cost containment initiatives, including the clearing transition for the London-based derivatives market at NYSE Liffe to ICE Clear Europe.

Cash Trading and Listings

	Three months ended September 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$337	$372	(9)%	62%	65%
Market data	42	42	—%	8%	7%
Listing	113	112	1%	21%	20%
Other revenues	49	43	14%	9%	8%
Total revenues	541	569	(5)%	100%	100%
Transaction-based expenses:
Section 31 fees	61	74	(18)%	11%	13%
Liquidity payments, routing and clearing	185	213	(13)%	34%	37%
Total revenues, less transaction-based expenses	295	282	5%	55%	50%
Merger expenses and exit costs	3	2	50%	1%	—%
Total other operating expenses	177	178	(1)%	33%	32%
Operating income	$115	$102	13%	21%	18%
For the three months ended September 30, 2013, Cash Trading and Listings operating income as a percentage of revenues increased 3 percentage points to 21%, and operating income increased $13 million period-over-period to $115 million. The increase in operating income was primarily due to an increase in our total revenues, less transaction-based expenses of $13 million as a result of improved average net revenue capture per transaction and increased other revenues (including regulatory fees) and a decrease in other operating expenses, partially offset by reduced average daily trading volumes in our US cash trading venues.
Information Services and Technology Solutions

	Three months ended September 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Market data	$39	$32	22%	35%	28%
Technology services	74	81	(9)%	65%	72%
Total revenues	113	113	—%	100%	100%
Merger expenses and exit costs	2	2	—%	2%	2%
Other operating expenses	88	90	(2)%	78%	79%
Operating income	$23	$21	10%	20%	19%
For the three months ended September 30, 2013, Information Services and Technology Solutions operating income as a percentage of revenues increased 1 percentage point to 20%, and operating income increased $2 million compared to the same period in the prior year. The increase in operating income was primarily due to a reduction in operating expenses as a result of our operating efficiencies and the positive impact of foreign currency while total revenues remained flat period-over-period.
Corporate / Eliminations

	Three months ended September 30,
(in millions)	2013	2012	Increase (decrease)
Revenues, less transaction-based expenses	$—	$—	—%
Total revenues	—	—	—%
Merger expenses and exit costs	18	1	NM
Other operating expenses	26	24	8%
Operating loss	$(44)	$(25)	76%
NM = Not meaningful

Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating loss for the three months ended September 30, 2013 increased $19 million to $44 million compared to the same period a year ago. Merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the proposed business combination with ICE in the 2013 period.
Non-Operating Income and Expenses
Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. (See "Liquidity and Capital Resources").
Loss from Associates
For the three months ended September 30, 2013, the loss from associates remained in line with the same period a year ago. Such loss primarily reflects the impact of our investment in NYPC.

Net Gain (Loss) on Disposal Activities
For the three months ended September 30, 2013 and 2012, the net gain (loss) on disposal activities was a $5 million gain and zero, respectively. The $5 million gain on disposal activities in the quarter, primarily due to movement in foreign currency, reflected the impact of the sale of our remaining equity stake in the Qatar Exchange. See also Note 2 – Strategic Investments and Divestitures.

Other Income
For the three months ended September 30, 2013, other income was zero, compared to $1 million for the three months ended September 30, 2012. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.
Noncontrolling Interest
For the three months ended September 30, 2013 and 2012, NYSE Euronext recorded noncontrolling interest income of $4 million for both periods. This mainly reflects the operating income generated by NYSE Amex Options partially offset by the operating losses of NYSE Liffe US.
Income Taxes
For the three months ended September 30, 2013 and 2012, NYSE Euronext recorded an estimated tax benefit of 15.1% and provided for income taxes at an estimated tax rate of 9.7%, respectively. NYSE Euronext's effective tax rate was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the three months ended September 30, 2013, our effective tax rate reflected a discrete deferred tax benefit of $58 million related to an enacted reduction in the corporate tax rate from 23% to 20% in the United Kingdom.

Nine Months Ended September 30, 2013 Versus Nine Months Ended September 30, 2012
The following table sets forth NYSE Euronext’s condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012, as well as the percentage increase or decrease for each condensed consolidated statement of operations item for the nine months ended September 30, 2013, as compared to such item for the nine months ended September 30, 2012.

	Nine months ended September 30,		Percent Increase
(Dollars in Millions)	2013	2012	(Decrease)
Revenues
Transaction and clearing fees	$1,845	$1,828	1%
Market data	265	263	1%
Listing	334	334	—%
Technology services	231	254	(9)%
Other revenues	173	161	7%
Total revenues	2,848	2,840	—%
Transaction-based expenses:
Section 31 fees	214	226	(5)%
Liquidity payments, routing and clearing	849	852	—%
Total revenues, less transaction-based expenses	1,785	1,762	1%
Other operating expenses:
Compensation	465	457	2%
Depreciation and amortization	188	196	(4)%
Systems and communications	125	133	(6)%
Professional services	199	218	(9)%
Selling, general and administrative	167	185	(10)%
Merger expenses and exit costs	54	61	(11)%
Total other operating expenses	1,198	1,250	(4)%
Operating income	587	512	15%
Interest expense	(78)	(88)	(11)%
Interest and investment income	3	4	(25)%
Loss from associates	(7)	(5)	40%
Net gain (loss) on disposal activities	15	(2)	NM
Other income	5	4	25%
Income before income taxes	525	425	24%
Income tax provision	(34)	(91)	(63)%
Net income	491	334	47%
Net (income) loss attributable to noncontrolling interest	(14)	(14)	—%
Net income attributable to NYSE Euronext	$477	$320	49%
NM = Not meaningful.

Highlights
For the nine months ended September 30, 2013, NYSE Euronext reported total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,785 million, $587 million and $477 million, respectively. This compares to total revenues, less transaction-based expenses, operating income and net income attributable to NYSE Euronext of $1,762 million, $512 million and $320 million, respectively, for the nine months ended September 30, 2012.
The $23 million increase in total revenues, less transaction-based expenses, $75 million increase in operating income and $157 million increase in net income attributable to NYSE Euronext for the period reflects the following principal factors:
Increased total revenues, less transaction-based expenses — The period-over-period increase in total revenues, less transaction-based expenses, of $23 million was primarily due to an increase in transaction and clearing fee revenues due to higher trading volumes in our European derivatives businesses and positive impact of foreign currency which were offset by lower volumes in our cash trading venues and lower technology services revenues.
Increased operating income — The period-over-period increase in operating income of $75 million was primarily due to an increase in revenues and a decrease in operating expenses as a result of cost containment initiatives. Excluding the net impact of merger and exit activities, fair value adjustment to restricted stock unit awards ($10 million), foreign currency ($2 million) and new business initiatives ($19 million), our other operating expenses decreased $72 million or 6% as compared to the nine months ended September 30, 2012.
Increased net income attributable to NYSE Euronext — The period-over-period increase in net income attributable to NYSE Euronext of $157 million was mainly due to increased operating income and a lower effective tax rate as a result of certain discrete tax income which was not tax effected.
Segment Results
We operate under three reportable segments: Derivatives, Cash Trading and Listings, and Information Services and Technology Solutions. We evaluate the performance of our operating segments based on revenue and operating income. For discussion of these segments, see Note 4 to the condensed consolidated financial statements and “—Overview” above.

	Nine months ended September 30,
			% of Total Revenues
Segment Revenues (in millions)	2013	2012	2013	2012
Derivatives	$814	$689	28%	24%
Cash Trading and Listings	1,695	1,797	60%	63%
Information Services and Technology Solutions	339	353	12%	13%
Total segment revenues	$2,848	$2,839	100%	100%
Derivatives

	Nine months ended September 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$750	$623	20%	92%	90%
Market data	30	33	(9)%	4%	5%
Other revenues	34	33	3%	4%	5%
Total revenues	814	689	18%	100%	100%
Transaction-based expenses:
Liquidity payments, routing and clearing	252	167	51%	31%	24%
Total revenues, less transaction-based expenses	562	522	8%	69%	76%
Merger expenses and exit costs	6	21	(71)%	1%	3%
Total other operating expenses	270	290	(7)%	33%	42%
Operating income	$286	$211	36%	35%	31%
For the nine months ended September 30, 2013, Derivatives operating income increased $75 million to $286 million, and operating income as a percentage of revenues in 2013 increased 4 percentage points to 35%. Compared to the nine months ended September 30, 2012, the $75 million increase in operating income was mainly driven by a $40 million increase in our total revenues, less transaction-based expenses as a result of a 2% increase in our European average daily volumes and a decrease in merger expenses and exit costs of $15 million, partially offset by the negative impact of foreign currency (primarily sterling). Other operating expenses for the nine months ended September 30, 2013 decreased $20 million compared to the same period a year ago reflecting the results of operating efficiencies, including the clearing transition for the London-based derivatives market at NYSE Liffe to ICE Clear Europe.

Cash Trading and Listings

	Nine months ended September 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Transaction and clearing fees	$1,095	$1,205	(9)%	65%	67%
Market data	127	131	(3)%	7%	7%
Listing	334	334	—%	20%	19%
Other revenues	139	127	9%	8%	7%
Total revenues	1,695	1,797	(6)%	100%	100%
Transaction-based expenses:
Section 31 fees	214	226	(5)%	13%	13%
Liquidity payments, routing and clearing	597	685	(13)%	35%	38%
Total revenues, less transaction-based expenses	884	886	—%	52%	49%
Merger expenses and exit costs	10	15	(33)%	1%	1%
Total other operating expenses	524	536	(2)%	31%	29%
Operating income	$350	$335	4%	20%	19%
For the nine months ended September 30, 2013, Cash Trading and Listings operating income as a percentage of revenues increased 1 percentage point to 20%, and operating income increased $15 million period-over-period to $350 million. The increase in operating income is primarily due to a decrease in other operating expenses of $14 million, reflecting the results of operating efficiencies, a decrease in merger expenses and exit costs of $5 million, while our total revenues, less transaction-based expenses remained relatively flat period-over-period, despite a 10% and 12% reduction in our average daily volumes in US and European venues, respectively.
Information Services and Technology Solutions

	Nine months ended September 30,
			Increase	% of Revenues
(in millions)	2013	2012	(decrease)	2013	2012
Market data	$108	$99	9%	32%	28%
Technology services	231	254	(9)%	68%	72%
Total revenues	339	353	(4)%	100%	100%
Merger expenses and exit costs	6	12	(50)%	2%	3%
Other operating expenses	264	275	(4)%	78%	78%
Operating income	$69	$66	5%	20%	19%
For the nine months ended September 30, 2013, Information Services and Technology Solutions operating income as a percentage of revenues increased 1 percentage point to 20%, while operating income increased $3 million to $69 million. This reflects a decrease in operating expenses of $11 million as a result of our operating efficiencies, a decrease in merger expenses and exit costs of $6 million and the positive impact of foreign currency of $4 million which was partially offset by a decrease in total revenues of $14 million due to the lack of large one-time managed services sales in the first nine months of 2013. During the first nine months of 2012, we recognized $8 million of technology services revenue as part of a managed services contract with the Warsaw Stock Exchange.
Corporate / Eliminations

	Nine months ended September 30,
(in millions)	2013	2012	Increase (decrease)
Revenues, less transaction-based expenses	$—	$1	(100)%
Total revenues	—	1	(100)%
Merger expenses and exit costs	32	13	146%
Other operating expenses	86	88	(2)%
Operating loss	$(118)	$(100)	18%
Corporate and eliminations include unallocated costs primarily related to corporate governance, public company expenses and costs associated with our pension, SERP and postretirement benefit plans and intercompany eliminations of revenues and expenses. Operating loss for the nine months ended September 30, 2013 increased $18 million to $118 million compared to the same period a year ago. Such increase was primarily associated with additional merger expenses and exit costs. Merger expenses included legal, investment banking and other professional fees and costs incurred in connection with the proposed business combination with ICE in the 2013 period and the terminated business combination with Deutsche Boerse in the 2012 period. Additionally in 2013, we recorded a $10 million benefit in connection with the expiration of the statute of limitations on certain VAT exposure associated with the Euronext merger costs incurred in Europe in 2007.
Non-Operating Income and Expenses
Net Interest and Investment Income (Loss)

Interest expense is primarily attributable to the interest expense on the debt incurred in connection with our senior notes. (See "Liquidity and Capital Resources").
Loss from Associates
For the nine months ended September 30, 2013, the loss from associates increased by $2 million to $7 million. Such loss primarily reflects the impact of our investment in NYPC.

Net Gain (Loss) on Disposal Activities
For the nine months ended September 30, 2013, the net gain (loss) on disposal activities was a $15 million gain compared to a $2 million loss in the same period a year ago. The $15 million net gain on disposal activities in 2013 consists of a $10 million gain associated with the sale of a portion of our investment in LCH.Clearnet and a $5 million gain for the sale of our remaining equity stake in the Qatar Exchange, primarily due to movement in foreign currency. The $2 million net loss on disposal activities in 2012 reflected the impact of unwinding our NYSE Blue joint venture. See also Note 2 – Strategic Investments and Divestitures and Note 12 – Related Party Transactions.

Other Income
For the nine months ended September 30, 2013, other income was $5 million compared to $4 million for the nine months ended September 30, 2012. Other income consists primarily of foreign exchange gains and losses and dividends on certain investments, which may vary period-over-period.
Noncontrolling Interest
For the nine months ended September 30, 2013 and 2012, net income attributable to noncontrolling interest remained flat period-over-period. This mainly reflects the operating income generated by NYSE Amex Options partially offset by the operating losses of NYSE Liffe US.
Income Taxes
For the nine months ended September 30, 2013 and 2012, NYSE Euronext provided for income taxes at an estimated tax rate of 6.4% and 21.5%, respectively. NYSE Euronext's effective tax rate in the 2013 period was lower than the statutory rate primarily due to higher earnings generated from foreign operations, where the applicable foreign jurisdiction tax rate is lower than the statutory rate. For the nine months ended September 30, 2013, our effective tax rate reflected a discrete deferred tax benefit of $58 million related to an enacted reduction in corporate tax rate from 23% to 20% in the United Kingdom. For the nine months ended September 30, 2013, our effective tax rate also reflected the release of reserves following a favorable settlement reached with certain European tax authorities.

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
Cash flows
For the nine months ended September 30, 2013, net cash provided by operating activities was $565 million, representing primarily net income of $491 million, depreciation and amortization of $195 million partially offset by an unfavorable change in working capital of $2 million.
For the nine months ended September 30, 2013, capital expenditures were $96 million. In addition, we paid $414 million in connection with the maturity of a portion of our debt as well as $219 million in dividends to our shareholders.

Under the terms of the operating agreement of the NYSE, no regulatory fees, fines or penalties collected by NYSE Regulation may be distributed to NYSE Euronext or any entity other than NYSE Regulation. As a result, the use of regulatory fees, fines and penalties collected by NYSE Regulation may be considered restricted. As of September 30, 2013, NYSE Euronext did not have significant restricted cash balances.

As of September 30, 2013, approximately $267 million of cash, cash equivalents and financial instruments was held by NYSE Euronext's foreign subsidiaries. If these funds were repatriated to the United States, NYSE Euronext would be required to accrue and pay U.S. taxes except for the amount of cash, if any, that would be treated as a return of capital for U.S. tax purposes.
Net financial indebtedness
As of September 30, 2013, NYSE Euronext had approximately $2.3 billion in debt outstanding and approximately $0.4 billion of cash, cash equivalents and financial investments, resulting in approximately $1.9 billion in net indebtedness. We define net indebtedness as outstanding debt less cash, cash equivalents and financial investments.
Net indebtedness was as follows (in millions):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$404	$337
Financial investments	33	43
Cash, cash equivalents and financial investments	437	380
Short term debt	213	454
Long term debt	2,088	2,055
Total debt	2,301	2,509
Net indebtedness	$1,864	$2,129
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
As of September 30, 2013, NYSE Euronext’s main debt instruments were as follows (in millions):

	Principal amount as of September 30, 2013	Maturity
Commercial paper issued under the global commercial paper program	$184	October 1, 2013
5.375% senior unsecured notes in euro	€920 ($1,245)	June 30, 2015
2.0% senior unsecured notes in U.S. dollar	$850	October 5, 2017

In 2007, NYSE Euronext entered into a U.S. dollar and euro-denominated global commercial paper program of $3.0 billion in order to refinance the acquisition of the Euronext shares. As of September 30, 2013, NYSE Euronext had $0.2 billion of debt outstanding at an average interest rate of 0.24% under this commercial paper program. The effective interest rate of commercial paper issuances does not materially differ from short term interest rates (Libor U.S. for commercial paper issued in U.S. dollar and Euribor for commercial paper issued in euro). The fluctuation of these rates due to market conditions may therefore impact the interest expense incurred by NYSE Euronext.

The commercial paper program is backed by a $1.0 billion syndicated revolving bank facility maturing on June 15, 2015. This bank facility is available for general corporate purposes and was not drawn on as of September 30, 2013. This bank facility was entered into on June 15, 2012 to refinance the bank facility entered into in 2007 for an amount of $2.0 billion and subsequently amended and reduced to an amount of $1.2 billion in 2011. The commercial paper program and the credit facilities include terms and conditions customary for agreements of this type, which may restrict NYSE Euronext's ability to engage in additional transactions or incur additional indebtedness.

In 2008 and 2009, NYSE Euronext issued $750 million of 4.8% fixed rate bonds due in June 2013 and €1.0 billion of 5.375% fixed rate bonds due in June 2015 in order to, among other things, refinance outstanding commercial paper and lengthen the maturity profile of its debt. On October 5, 2012,

NYSE Euronext issued $850 million of 2.0% senior unsecured notes due in October 2017. The net proceeds from the offering were used, in part, to purchase approximately $336 million of the outstanding 4.8% notes due in June 2013 and approximately €80 million of the outstanding 5.375% notes due in June 2015 in concurrent cash tender offers. The remaining principal amount under the 4.8% notes due in June 2013 was fully redeemed. As of September 30, 2013, the outstanding principal amount of 5.375% notes due in June 2015 was €920 million. The terms of the bonds do not contain any financial covenants. The bonds may be redeemed by NYSE Euronext or the bond holders under certain customary circumstances, including a change in control accompanied by a downgrade of the bonds below an investment grade rating. The terms of the bonds also provide for customary events of default and a negative pledge covenant.

As of September 30, 2013, we were in compliance with all of our debt instrument covenants in all material respects.
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
Interest Rate Risk
Except for fixed rate bonds, most of NYSE Euronext’s financial assets and liabilities are based on floating rates, on fixed rates with an outstanding maturity or reset date falling in less than one year or on fixed rates that have been swapped to floating rates via fixed-to-floating rate swaps. The following table summarizes NYSE Euronext’s exposure to interest rate risk as of September 30, 2013 (in millions):

	Financial assets	Financial liabilities	Net Exposure	Impact(2) of a 100 bp adverse shift in interest rates(3)
Floating rate(1) positions in
Dollar	$169	$197	$(28)	$(0.3)
Euro	41	17	24	(0.3)
Sterling	201	—	201	(2.0)
Fixed rate positions in
Dollar	—	848	(848)	(32)
Euro	—	1,240	(1,240)	(23)
Sterling	—	—	—	—

(1)	Includes floating rate, fixed rate with an outstanding maturity or reset date falling in less than one year and fixed rate swapped to floating rate.

(2)	Impact on profit and loss for floating rate positions (cash flow risk) and on equity until realization in profit and loss for fixed rate positions (price risk).

(3)	100 basis points parallel shift of yield curve.
NYSE Euronext is exposed to price risk on its outstanding fixed rate positions. As of September 30, 2013, fixed rate positions in U.S. dollar and in euro with an outstanding maturity or reset date falling in more than one year amounted to $848 million and $1.2 billion, respectively. A hypothetical shift of 1% in the U.S. dollar or the euro interest rate curves would in the aggregate negatively impact the fair value of these positions by $32 million and $23 million, respectively.
NYSE Euronext is exposed to cash flow risk on its floating rate positions. Because NYSE Euronext is a net lender in euro and sterling, when interest rates in euro or sterling decrease, NYSE Euronext's net interest and investment income decreases. Based on September 30, 2013 positions, a hypothetical 1% decrease in euro or sterling rates would negatively impact annual income by $0.3 million and $2 million, respectively. Because NYSE Euronext is a net borrower in U.S. dollar, when interest rates in U.S. dollar increase, NYSE Euronext net interest and investment income decrease. Based on September 30, 2013 positions, a hypothetical 1% increase in U.S. dollar rates would negatively impact annual income by $0.3 million.
Currency Risk
As an international group, NYSE Euronext is subject to currency translation risk. A significant part of NYSE Euronext’s assets, liabilities, revenues and expenses is recorded in euro and sterling. Assets, liabilities, revenues and expenses of foreign subsidiaries are generally denominated in the local functional currency of such subsidiaries.
NYSE Euronext’s exposure to foreign denominated earnings for the nine months ended September 30, 2013 is presented by primary foreign currency in the following table (in millions, except average rates):

	Nine months ended September 30, 2013
	Euro	Sterling
Average rate in the period	$1.3171	$1.5463
Average rate in the same period one year before	$1.2821	$1.5781
Foreign denominated percentage of
Revenues	15%	18%
Operating expenses	9%	17%
Operating income	38%	20%
Impact of the currency fluctuations (1) on
Revenues	$11.2	$(10.2)
Operating expenses	5.7	(7.8)
Operating income	5.5	(2.4)

(1)	Represents the impact of currency fluctuation for the nine months ended September 30, 2013 compared to the same period in the prior year.

NYSE Euronext’s exposure to net investment in foreign currencies is presented by primary foreign currencies in the table below (in millions):

	September 30, 2013
	Position in euros	Position in sterling
Assets	€3,633	£2,702
of which goodwill	1,026	1,073
Liabilities	1,791	331
of which borrowings	928	—
Net currency position before hedging activities	€1,842	£2,371
Impact of hedging activities	(90)	162
Net currency position	€1,752	£2,533
Impact on consolidated equity of a 10% decrease in foreign currency exchange rates	$(237)	$(410)
At September 30, 2013, NYSE Euronext had net exposure of euro and sterling of €1.8 billion ($2.4 billion) and £2.5 billion ($4.1 billion), respectively. NYSE Euronext's borrowings in euro of €0.9 billion ($1.3 billion) constitute a partial hedge of NYSE Euronext's net investments in foreign entities. As of September 30, 2013, NYSE Euronext also had €262 million ($348 million) of euro/U.S. dollar contract outstanding and £162 million (€192 million) of sterling/euro and £15 million ($24 million) sterling/U.S. dollar foreign exchange contracts outstanding. These contracts mature during October and December 2013. As of September 30, 2013, the fair value of these contracts was a $0 million asset. Based on September 30, 2013 net currency positions, a hypothetical 10% decrease of euro against dollar would negatively impact NYSE Euronext's equity by $237 million and a hypothetical 10% decrease of sterling against dollar would negatively impact NYSE Euronext's equity by $410 million. For the nine months ended September 30, 2013, currency exchange rate differences had a positive impact of $44 million on NYSE Euronext's consolidated equity.
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

Item 4. Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. No significant changes were made during the quarterly period ended September 30, 2013 in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Legal Matters
For the nine months ended September 30, 2013, NYSE Euronext incorporates herein by reference the discussion set forth in Note 16 (“Commitments and Contingencies - Legal Matters”) to Item 8 of the Form 10-K filed by NYSE Euronext for the year ended December 31, 2012, and Note 10 (“Commitments and Contingencies”) of the Forms 10-Q filed by NYSE Euronext for the periods ending March 31, 2013 and June 30, 2013, respectively, and no other matters were reportable during the period.
Shareholder Lawsuits
On October 11, 2013, the New York Supreme Court so-ordered the parties’ stipulation of voluntarily discontinuance, and dismissed the New York Consolidated Action without prejudice.  On October 14, 2013, the Delaware Court of Chancery granted the Delaware plaintiffs’ notice and proposed order of dismissal, and dismissed the Delaware Action without prejudice.  All of the shareholder lawsuits brought to challenge the merger have now been dismissed.
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
Item 1A. Risk Factors
For the nine months ended September 30, 2013, there were no material changes from the "Risk Factors" as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the three months and six months ended March 31, 2013 and June 30, 2013, respectively, which disclosures are incorporated herein by reference, other than the risks discussed below, which supplement the Risk Factors disclosed in such Annual and Quarterly reports.
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
Recent trends towards the liberalization and globalization of world capital markets have resulted in greater mobility of capital, greater international participation in local markets and more competition among markets in different geographical areas. As a result, global competition among listing venues, trading markets and other execution venues has become more intense. In addition, in the last several years the structure of the exchange sector has changed significantly through industry consolidation and demutualizations (in which an exchange converts from member ownership to for-profit status), trends that have contributed to a more intense competitive environment. The recently announced proposed combination of BATS Global Markets, Inc. and Direct Edge, LLC will further serve to increase competitive pressures and likely impact our business.
Our current and prospective competitors are numerous and include both traditional and nontraditional trading venues. These include regulated markets, electronic communications networks and other alternative trading systems, multilateral trading facilities, market makers, banks, brokers and other financial market participants. Some of these competitors are among our largest customers or are owned by our customers. In particular, many of our key customers are prioritizing their internalization and ATS businesses ahead of their exchange-based market making business. We also face significant and growing competition from financial institutions that have the ability to divert trading volumes from us. For example, banks and brokers may assume the role of principal and act as counterparty to orders originating from their customers, thus “internalizing” order flow that would otherwise be transacted on one of our exchanges. Banks and brokers may also enter into bilateral trading arrangements by matching their order flows, depriving our exchanges of potential trading volumes. We expect to face competition from new entrants into our markets, as well as from existing market participants such as banks and liquidity providers who sponsor new initiatives.
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
Risks Relating to Our Business
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
We cannot be sure that we will complete any business combination, acquisition, partnership, joint venture or strategic investment or alliance that we announce. Completion of these transactions is usually subject to closing conditions, including regulatory approvals, over which we have limited or no control. In particular, our announced merger agreement with ICE is subject to approval by regulatory authorities in Europe, and other customary closing conditions.
We cannot be sure that we will recognize the anticipated benefits of our acquisition by ICE or any other transaction we undertake, such as any expected cost savings, growth opportunities, synergies or improvements in our competitive profile. A variety of factors, including unanticipated difficulties integrating our existing technology platforms onto our Universal Trading Platform, regulatory changes, competitive developments, labor conflicts, litigation, currency fluctuations and inflation, the impact of the departure of senior management in connection with our acquisition by ICE, may adversely affect any anticipated cost savings, revenue potential or other anticipated benefits. Additionally, large-scale integration conducted in connection with any potential transaction may lead to instability in our systems or processes. The anticipated benefits of a particular transaction may not be realized fully, if at all, or may take longer to realize than expected.
In addition, in connection with any such transaction, we may issue shares of our stock that dilute our existing stockholders, expend cash, incur debt, assume contingent liabilities or incur other expenses, any of which could harm our business, financial condition or operating results.
Moreover, we cannot direct the actions of strategic partners or joint ventures that we do not control. We are generally unable to cause dividends or distributions to be made to us from the entities in which we have a minority investment or to direct the management of such entities. Some of our ventures may entail particular risks, including the possibility that a partner, majority investor or co-venturer may have different interests or goals, and may take action contrary to our instructions, requests, policies or business objectives, or the likelihood that any particular venture may wind down pursuant to its terms notwithstanding the profitability of said venture, any and all of which could adversely impact our brand name and reputation. Also, our minority positions generally will be illiquid due to regulatory impediments to sale or because the market for them is limited. If we are unable to successfully maximize the benefits of our strategic investments and joint ventures, our business, financial condition and operating results could be adversely affected.

Item 6. Exhibits

Exhibit No.	Description

10.1*
Derivatives Clearing Agreement, effective as of October 14, 2013, among Euronext Brussels S.A./N.V., Euronext Amsterdam N.V., Euronext Paris S.A., Euronext Lisbon - Sociedade Gestora de Mercados Regulamentados S.A., Banque Centrale de Compensation S.A. and LCH.Clearnet Group Limited.**

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

NYSE Euronext

Date:	November 5, 2013	By:	/s/ Michael S. Geltzeiler
Michael S. Geltzeiler
Group Executive Vice President and Chief Financial Officer NYSE Euronext